Form 10QSB
period 2001-06-30
PARALLAX ENTERTAINMENT INC
filed 2001-08-20
CIK 1083490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-32585


                          Parallax Entertainment, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Texas                                     75-2713701
   -------------------------------                 --------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation of organization)                     Identification No.)

             14110 N. Dallas Parkway, Suite 130, Dallas, Texas 75254
        ----------------------------------------------------------------
                     (Address of principal executive office

                                 (972) 726-9203
                          ----------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X ]

         As of June 30, 2001, 1,106,300 shares of Common Stock were outstanding.


                          PARALLAX ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     Assets
                              June 30, December 31,
                                                                      2001           2000
                                                                  -----------    -----------
                                                                  (Unaudited)
Current assets:
       Cash                                                       $    95,225    $      --
       Accounts receivable, trade                                      10,500         10,500
       Receivables from related parties                                60,563         10,998
       Advances to bands, less allowance of $27,503 as of
            June 30, 2001 and December 31, 2000                        30,019         17,201
       Prepaid expenses, principally rent                              25,500           --
       Inventory                                                        7,181          1,746
                                                                  -----------    -----------
            Total current assets                                      228,988         40,445
                                                                  -----------    -----------

Furniture and equipment                                                17,697         17,592
Less accumulated depreciation                                          (9,810)        (7,410)
                                                                  -----------    -----------
                                                                        7,887         10,182
                                                                  -----------    -----------

Other assets:
       Deposits                                                        10,817          1,317
                                                                  -----------    -----------
                                                                  $   247,692    $    51,944
                                                                  ===========    ===========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
       Bank overdraft                                             $      --      $     1,314
       Accounts payable                                                43,855         41,162
       Accrued expenses                                                51,881         52,915
       Payable to principal stockholder                                  --           13,060
       Notes payable                                                    8,500          8,500
       Current portion of convertible notes payable                    28,500         30,500
                                                                  -----------    -----------
            Total current liabilities                                 132,736        147,451

Convertible notes payable                                                --             --
                                                                  -----------    -----------
            Total liabilities                                         132,736        147,451
                                                                  -----------    -----------

Commitments and contingencies                                            --             --

Stockholders' equity (deficit):
       Common stock, $.01 par value, 10,000,000 shares
            authorized, 1,106,300 and 888,800                          11,063          8,888
            shares issued and outstanding, respectively
       Additional paid-in capital                                   1,214,642        781,817
       Accumulated deficit                                         (1,110,749)      (886,212)
                                                                  -----------    -----------
            Total stockholders' equity (deficit)                      114,956        (95,507)
                                                                  -----------    -----------
                                                                  $   247,692    $    51,944
                                                                  ===========    ===========



                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS


                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                                 2001           2000           2001           2000
                                             -----------    -----------    -----------    -----------
                                                    (Unaudited)                   (Unaudited)

Revenues                                     $     8,076    $    15,834    $     9,130    $    22,618
                                             -----------    -----------    -----------    -----------

Expenses
       Cost of sales                               9,361          4,819          9,655         10,160
       Recording costs                             3,200            807          5,773          4,807
       Selling, general and administrative       139,269         78,813        214,873        200,831
       Debt conversion expense                      --           85,500         85,500
                                             -----------    -----------    -----------    -----------
            Total expenses                       151,830        169,939        230,301        301,298
                                             -----------    -----------    -----------    -----------

            Loss from operations                (143,754)      (154,105)      (221,171)      (278,680)


Interest expense                                  (1,665)        (2,130)        (3,366)        (4,875)
                                             -----------    -----------    -----------    -----------


       Net loss                              $  (145,419)   $  (156,235)   $  (224,537)   $  (283,555)
                                             ===========    ===========    ===========    ===========


Basic loss per common share                  $     (0.13)   $     (0.18)   $     (0.20)   $     (0.34)
                                             ===========    ===========    ===========    ===========

Weighted average number of
       common shares outstanding               1,065,466        852,350      1,025,942        790,062
                                             ===========    ===========    ===========    ===========



                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2001 and 2000



                                                                2001         2000
                                                              ---------    ---------
                                                                    (Unaudited)
Cash flows from operating activities:
       Net loss                                               $(224,537)   $(283,555)
       Adjustments to reconcile net loss to net
          cash used by operating activities:
           Depreciation                                           2,400        1,200
           Debt conversion expense                                 --         85,500
           Stock issued for services                               --         68,500
           Changes in assets and liabilities:
               Accounts receivable, trade                          --        (10,500)
               Receivables from related parties                 (49,565)     (25,010)
               Receivables from band members                    (12,818)     (29,714)
               Inventories                                       (5,435)        --
               Prepaid expenses and deposits                    (35,000)        (175)
               Accounts payable                                   2,693      (23,281)
               Accrued expenses                                  (1,034)       8,079
                                                              ---------    ---------
                  Net cash used by operating activities        (323,296)    (208,956)
                                                              ---------    ---------

Cash flows from investing activities:
       Additions to equipment                                      (105)     (10,000)
                                                              ---------    ---------

Cash flows from financing activities:
       Bank overdraft                                            (1,314)      (8,936)
       Proceeds from issuance of common stock                   435,000      398,355
       Net change in advances from principal stockholder        (13,060)     (51,692)
       Change in notes payable                                   (2,000)     (28,500)
       Proceeds from convertible notes payable                     --           --
                                                              ---------    ---------
                  Net cash provided by financing activities     418,626      309,227
                                                              ---------    ---------

Net change in cash and temporary investments                     95,225       90,271

Cash and temporary investments at beginning of year                --           --
                                                              ---------    ---------

Cash and temporary investments at end of year                 $  95,225    $  90,271
                                                              =========    =========


Supplemental disclosures of cash flow information:

       Interest paid                                          $    --      $    --
                                                              =========    =========


Non-cash transactions:
       During the year ended December 31, 2000, the Company converted $61,000 of convertible debt into 48,800 shares of common stock.

       During the year ended December 31, 1999, the Company converted the shareholder advance of $50,000 into additional paid-in capital.

1.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Form 10-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Item 2.
-------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

       From Parallax's inception through June 30, 2001, we have been unsuccessful in generating any material amount of revenue while incurring huge losses. We have relied primarily on capital raised from investors and the receipt of services in exchange for Parallax stock on which to operate. The following summary financial information illustrates our historic poor performance and poor prospects for the future:

                             Three-Months Ended            Six-Months Ended
                                 March 31                       June 30
                                 --------                       -------

                             2001        2000              2001         2000
                             ----        ----              ----         ----

  Revenues                  $  8,076    $ 15,834        $    9,130     $ 22,618
  --------

  Loss                     ($145,419)  ($156,235)      ($  224,537)   ($283,555)
  ----

  Accumulated Deficit      ($965,330)  ($416,005)      ($1,110,749)   ($572,240)
  -------------------

       As of December 31, 2000, Parallax had a working capital deficit of over $107,000. Because we have raised cash through the sale of stock, as of June 30, 2001, we had approximately $96,000 in working capital. However, we still have not generated any significant revenues and unless we do so we will again run out of cash. It is doubtful that we will be able to continue to raise capital by selling our stock to investors if we do not begin to generate substantial revenues from the sale of our artists' records and products. Our significant operating losses, working capital deficits and accumulated stockholders' equity deficits raise substantial doubt about our ability to continue as a going concern.

       We have not had any material changes in our revenue streams during the reporting periods. Our revenues for the 2001 reporting periods decreased primarily because the members of one of our artist bands, Hellafied Funk Crew, decided not to play together any longer. We increased SG&A expenses during the 2001 reporting periods in an attempt to generate more sales.

       We have incurred losses primarily because we have generated very little revenue from record sales or any other source to cover normal operation expenses. One of the bands that we had under contract, Hellafied Funk Crew, has disbanded. Therefore we will not receive any material amount of future revenues from records and product sales of this band. In order to address the causes underlying the losses, as an additional potential form of revenue, Parallax may license to third parties the master recordings and compositions it owns. In addition, Parallax intends to differentiate itself in order to effectively compete with those labels, which seek only to license or sell rights to the major labels by manufacturing, distributing and promoting products at the retail level. Parallax intends to utilize radio promotion, in store point of purchase vehicles, radio advertising and industry media to promote its artists. Parallax anticipates selling products at live concert venues and to utilize independent record promoters to assist in obtaining radio air play in major markets to increase product awareness and sales. Additionally, Parallax intends to work with distributors to implement promotions at retail sites to increase product sales.

       Parallax anticipates having substantial cash flow or liquidity problems in the next 12 months. Parallax may be required to reduce its planned operations if we are unable to raise additional capital. We may not be able to continue operations and we may go out of business. At present, Parallax is not in default or in breach of any lease or any other obligation or indebtedness, except for $28,500 in 18% senior secured convertible notes that are past due and interest has not been paid. However, Parallax has not received any default letters or other communications from the holders of the past due notes. At present, we have no significant amount of trade payables that have not been paid within the stated trade term. Parallax is not presently subject to any unsatisfied judgments, liens or settlement obligations.

       If we are unable to raise sufficient working capital of at least $1,500,000, Parallax may reduce its planned operations and implement its further development at a reduced scale and a lesser pace, resulting in smaller sales volumes than currently planned. There can be no assurance that we will be able to raise additional funds on favorable terms, if at all.

                                     PART II
                                OTHER INFORMATION
Item 3.
-------

DEFAULTS UPON SENIOR SECURITIES.

       See discussion under Item 2 above covering the $28,500 in 18% senior secured convertible notes that are past due.

                                   SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Parallax Entertainment, Inc.

Date: August 20, 2001                   By /s/ Gust Kepler
                                        ------------------------------------
                                        President and C.E.O