Form 10QSB
period 2001-09-30
PARALLAX ENTERTAINMENT INC
filed 2001-11-14
CIK 1083490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

     Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [X] No [ ]

     As  of  November  13,  2001,   59,805,940   shares  of  Common  Stock  were
outstanding. This number reflects the equivalent number of shares after a 20 for one stock split paid on November 2, 2001.


                                     PART I
                              FINANCIAL INFORMATION

Item 1.
-------

FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

                          PARALLAX ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     Assets
                                                                                      September 30,      December 31,
                                                                                           2001               2000
                                                                                     ----------------   ----------------
                                                                                       (Unaudited)

Current assets:
      Cash                                                                             $    33,372        $      --
      Accounts receivable, trade                                                               900             10,500
      Receivables from related parties                                                     103,685             10,998
      Advances to bands, less allowance of $27,503 as of
           September 30, 2001 and December 31, 2000                                         35,586             17,201
      Prepaid expenses, principally rent                                                    23,998               --
      Inventory                                                                              7,164              1,746
                                                                                       -----------        -----------
           Total current assets                                                            204,705             40,445
                                                                                       -----------        -----------

Furniture and equipment                                                                     17,697             17,592
Less accumulated depreciation                                                              (11,010)            (7,410)
                                                                                       -----------        -----------
                                                                                             6,687             10,182
                                                                                       -----------        -----------

Other assets:
      Deposits                                                                              10,817              1,317
                                                                                       -----------        -----------
                                                                                       $   222,209        $    51,944
                                                                                       ===========        ===========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Bank overdraft                                                                   $      --          $     1,314
      Accounts payable                                                                      47,199             41,162
      Accrued expenses                                                                      53,790             52,915
      Payable to principal stockholder                                                        --               13,060
      Notes payable                                                                          8,500              8,500
      Current portion of convertible notes payable                                          28,500             30,500
                                                                                       -----------        -----------
           Total current liabilities                                                       137,989            147,451

Convertible notes payable                                                                     --                 --
                                                                                       -----------        -----------
           Total liabilities                                                               137,989            147,451
                                                                                       -----------        -----------

Commitments and contingencies                                                                 --                 --

Stockholders' equity (deficit):
      Common stock, $.01 par value, 200,000,000 shares
           authorized, 22,772,000 and 17,776,000                                           227,720            177,760
           shares issued and outstanding, respectively
      Additional paid-in capital                                                         1,202,861            753,545
      Accumulated deficit                                                               (1,346,361)        (1,026,812)
                                                                                       -----------        -----------
           Total stockholders' equity (deficit)                                             84,220            (95,507)
                                                                                       -----------        -----------
                                                                                       $   222,209        $    51,944
                                                                                       ===========        ===========


                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS

                                                 Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                                 2001            2000            2001            2000
                                            ------------    ------------    ------------    ------------
                                                    (Unaudited)                     (Unaudited)

Revenues                                    $      9,475    $      5,307    $     18,605    $     27,926
                                            ------------    ------------    ------------    ------------
Expenses
      Cost of sales                                8,748           3,618          19,288          14,029
      Recording costs                               --               101           5,773           4,658
      Selling, general and administrative         91,289          92,026         308,062         297,662
      Debt conversion expense                       --            97,500         183,000
                                            ------------    ------------    ------------    ------------
           Total expenses                        100,037         193,245         333,123         499,349
                                            ------------    ------------    ------------    ------------
           Loss from operations                  (90,562)       (187,938)       (314,518)       (471,423)
Interest expense                                  (1,665)         (1,439)         (5,031)         (6,314)
                                            ------------    ------------    ------------    ------------
      Net loss                              $    (92,227)   $   (189,377)   $   (319,549)   $   (477,737)
                                            ============    ============    ============    ============
Basic loss per common share                 $      (0.00)   $      (0.01)   $      (0.02)   $      (0.03)
                                            ============    ============    ============    ============
Weighted average number of
      common shares outstanding               22,317,100      17,572,000      20,914,820      16,213,240
                                            ============    ============    ============    ============



                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000



                                                              2001         2000
                                                            ---------    ---------
                                                                  (Unaudited)

Cash flows from operating activities:
      Net loss                                              $(319,549)   $(477,737)
      Adjustments to reconcile net loss to net
         cash used by operating activities:
         Depreciation                                           3,600         --
         Debt conversion expense                                 --        183,000
         Stock issued for services                               --         68,500
         Changes in assets and liabilities:
            Accounts receivable, trade                          9,600      (10,500)
            Receivables from related parties                  (92,687)     (28,770)
            Receivables from band members                     (18,385)     (56,851)
            Inventories                                        (5,418)         200
            Prepaid expenses and deposits                     (33,498)
            Accounts payable                                    5,707      (24,929)
            Accrued expenses                                      875        6,314
                                                            ---------    ---------
                Net cash used by operating activities        (449,755)    (340,773)
                                                            ---------    ---------

Cash flows from investing activities:
      Additions to equipment                                     (105)     (10,000)
                                                            ---------    ---------

Cash flows from financing activities:
      Bank overdraft                                           (1,314)      (8,936)
      Proceeds from issuance of common stock                  499,606      481,805
      Net change in advances from principal stockholder       (13,060)     (58,126)
      Change in notes payable                                  (2,000)     (61,000)
      Proceeds from convertible notes payable                    --           --
                                                            ---------    ---------
                Net cash provided by financing activities     483,232      353,743
                                                            ---------    ---------

Net change in cash and temporary investments                   33,372        2,970

Cash and temporary investments at beginning of year              --           --
                                                            ---------    ---------

Cash and temporary investments at end of year               $  33,372    $   2,970
                                                            =========    =========


Supplemental disclosures of cash flow information:

      Interest paid                                         $    --      $    --
                                                            =========    =========

Non-cash transactions:

     During the year ended December 31, 2000, the Company converted $61,000 of convertible debt into 48,800 shares of common stock.

     During the year ended December 31, 1999, the Company converted the shareholder advance of $50,000 into additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000, included in the Company's Form 10-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.



2. STOCK SPLIT

Effective October 22, 2001, the Board of Directors approved a 20 for 1 split of the Company's common shares. The Record Date of the split was November 2, 2001. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the split.

Item 2.
-------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     From Parallax's inception through September 30, 2001, we have been unsuccessful in generating any material amount of revenue while incurring huge losses. We have relied primarily on capital raised from investors and the receipt of services in exchange for Parallax stock on which to operate. The following summary financial information illustrates our historic poor performance and poor prospects for the future:

                        Three-Months Ended         Nine-Months Ended
                           September 30              September 30

                         2001         2000         2001         2000
                         ----         ----         ----         ----

Revenues               $   9,475    $   5,307    $  18,605    $  27,926
--------

Loss                   ($ 92,227)   ($189,377)   ($319,549)   ($477,737)
----



     As of December 31, 2000, Parallax had a working capital deficit of over $107,000. Because we have raised cash through the sale of stock as of September 30, 2001, we had approximately $66,500 in working capital. However, we still have not generated any significant revenues and unless we do so we will again run out of cash. It is doubtful that we will be able to continue to raise capital by selling our stock to investors if we do not begin to generate substantial revenues from the sale of our artists' records and products. Our significant operating losses, working capital deficits and accumulated stockholders' equity deficits raise substantial doubt about our ability to continue as a going concern.

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

     Once the Company begins to generate fees from online artist promotions and sees profits being derived from the release and sale of completed CDs and merchandise, management is confident that Parallax Entertainment will be able to meet its minimum operating requirements. The Company then anticipates having funds available for the acquisition of further artist contracts that it can then develop on an on-going basis.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

     The above information contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words
"anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties, and assumptions, including risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein. Factors that could cause results to differ include, but are not limited to, successful performance of internal plans, the impact of competitive services and pricing, and general economic risks and uncertainties.



                                     PART II
                                OTHER INFORMATION

Item 3.
-------

DEFAULTS UPON SENIOR SECURITIES.

     See discussion under Item 2 above covering the $28,500 in 18% senior secured convertible notes that are past due.

Item 4.
-------

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 29, 2001 Articles of Amendment were approved by written consent of stockholders owning a majority of the outstanding Capital Stock, and the Articles of Amendment were filed and accepted by the Secretary of State of Texas on September 14, 2001 with a delaying provision that it would not become effective until 20 days after the record date of the Information Statement delivered to shareholders of record as of October 2, 2001. The Information Statement, which includes a copy of the Articles of Amendment is attached as
Exhibit 10.1. The Articles of Amendment increased the number of authorized shares of Common Stock from 10,000,000 to 200,000,000 shares and authorized 1,000,000 of a preferred class of stock.

     On August 29, 2001, the Stockholders owning a majority of the outstanding Capital Stock also approved the "2001 Stock Option Plan" (The Plan) by written consent. The Plan reserves an aggregate of 550,000 shares of pre-split common stock for issuance pursuant to the exercise of stock options which may be granted to key employees and non-employee directors of the Company and independent contractors and consultants to the Company. The company plans to do an S-8 registration of these shares in the near future. The Plan is included in the Information Statement issued to shareholders of record on October 2, 2001 (Exhibit 10.1).


Item 5.
-------

OTHER INFORMATION.

     On October 1, 2001, the Board of Directors approved a resolution to issue Gust Kepler 1,500,000 shares of restricted, pre-split stock as compensation for services as President and CEO of the Company.

     On October 15, 2001, the Board of Directors approved a resolution to enter into a consulting agreement with Kevin B. Halter for 110,000 shares of the Company's stock. The stock was registered in a Form S-8 filed on October 15, 2001, and is incorporated by reference to this Form 10-QSB and made a part hereof.

     On October 30, 2001, the Board of Directors approved a resolution to enter into a consulting/production agreement with Stanley Abbott for 200,000 shares of the Company's stock. The stock was registered in the Form S-8 referenced above and is incorporated by reference to this Form 10-QSB and made a part hereof.

     On October 22, 2001 the Board of Directors approved a 20 for one stock dividend of the Company's common stock. The "Record Date" of the split was November 2, 2001 and the "Pay Date" was November 5, 2001. There were 2,990,297 shares issued and outstanding on November 2, 2001, an equivalent of 59,805,940 post split shares.


Item 6.
-------

EXHIBITS
     See Exhibits and Exhibit Index below.

REPORTS  ON FORM 8-K
     Not applicable.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Parallax Entertainment, Inc.

Date: November 13, 2001                            By: /s/ Gust Kepler
                                                      --------------------------
                                                       Gust Kepler
                                                       President and CEO


                                  EXHIBIT INDEX
                                  -------------

No.         Description                     Document              Page
---         -----------                     --------              ----
10.         Additional Exhibits
10.1                                   Information Statement      E-1

10.2                                   Form S-8(10/15/01)          *



*The above documents are incorporated by reference to the Company's SEC Files, No. 000-32585.