Form 10KSB
period 2001-12-31
PARALLAX ENTERTAINMENT INC
filed 2002-04-15
CIK 1083490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

Mark One
[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001


[ ]      Transition report under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934 (no fee required) for the transition period from    to
                                                                     ----  ----

                          Parallax Entertainment, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

         Texas                          0-32585                   75-2713701
---------------------------        ------------------        -------------------
(State or other jurisdiction       (Commission File          (IRS Employer
of Incorporation)                   Number)                  Identification No.)

             14110 N. Dallas Parkway, Suite 130, Dallas, Texas 75254
               (Address of principal executive offices) (Zip code)

                                 (972) 726-9203
              (Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($0.01 Par) Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ] -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's total consolidated revenues for the year ended December 31, 2001, were $28,649.

The aggregate market value of the registrant's Common Stock, $0.01 par value (the only class of voting stock), held by non-affiliates was approximately $1,723,116 based on the average closing bid and asked prices for the Common Stock on February 19, 2002. At February 19, 2002 the number of shares outstanding of the registrant's Common Stock, $0.01 par value (the only class of voting stock), was 67,255,940 .

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

The financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern, and our auditors have qualified their opinion on our financial statements to this effect. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the Company to continue in business, it will be necessary to attract additional investment through the sales of its securities, and to attract additional contracts with recording artists to create revenues.

As used herein, the term "Company" refers to Parallax Entertainment, Inc., a Texas Corporation formed on October 11, 1996 by Gust Kepler, its President and principal shareholder.

Parallax Entertainment, Inc. was established and has been in operation for approximately five years. The Company produces, licenses, acquires, markets, and distributes high quality recorded music for a variety of music formats. Parallax currently produces music for a variety of categories, including, traditional rock, alternative rock, hip-hop, and funk grooves music under the Parallax Records label.
Alternative rock is a broad genre of music utilizing elements of traditional rock music in conjunction with other styles of popular music. Examples would include artists like Red Hot Chili Peppers, Nirvana, U2, Radiohead, Weezer, REM. Hip-Hop music refers to a specific style of rap music that utilizes pre-programmed electronic beats and samples and spoken lyrics. Examples would include performers such as Dr. Dre, Eminem, The Beastie Boys, Bustah Rhymes, Will Smith and Outkast.
Funk Grooves are best described as rhythmic or dance style melodies and beats used in house music, R&B, and other dance oriented music. Examples of this type of music would include: Prince, George Clinton, James Brown and Earth, Wind and Fire.
Parallax also has an Internet division that operates under the name Hitdial.com, previously ParallaxMusic.com. The Company changed the web address to improve brand recognition. This division provides a medium to promote artists worldwide on the Internet.

Our operations have been established by, and include, the following:

DISTRIBUTION
During the four years of operation, Parallax has established its distribution channels through Crystal Clear Sound, which enjoys national distribution with major retail stores including Warehouse Music (formerly Blockbuster Music), Best Buy and Tower Music. Our existing revenue is derived from its distribution sales via Crystal Clear Sound.

RECORD PRODUCTION
The Company has produced five records. Two of those records are by artists currently under contract with Parallax. The additional records or masters are property of Parallax and comprise back catalogue that Parallax stocks and sells. As of December 31, 2001, we had 407 records in inventory in the amount of $672 recorded at the lower of costs or market value. We contract the manufacture of our records, primarily in CD format, to third party manufacturers, on a purchase order basis. We do not have any agreement with a specific manufacturer. If we need records, we are quoted a price for a specific number and place the order to meet our requirements. We believe there are many record manufacturers which are able to manufacture records for our artists.

In May 1999, we began distributing Parallax records via a link on the Internet website "Amazon.com."

ARTIST MEMBERSHIP SALES
Hitdial.com offers a micro page to subscribing artists for a yearly fee, which provides them exposure and facilitates online sales of members' recorded music and logo merchandise. In addition to the membership fee Parallax also receives a commission on those sales. The Company does not currently derive revenues from membership sales

PRODUCTION AND PUBLIC RELATIONS

Parallax has secured production facilities and production personnel. In addition, our operations consist of creating product awareness and enhancing public relations. Parallax has three contracted employees.
Bands  currently under contract with Parallax are: (i) Track 10, (ii) Tek 3, and
(iii) Hellafied Funk Crew (recently disbanded). Pursuant to recording contracts between a record label, such as Parallax, and a band, the record label acquires the right to market the music recorded by the bands. A record label packages, promotes and sells pre-recorded music. In some cases, the record label locates and acquires an artist, assists with the production of a record and, finally, sells the product. A variety of different terms and provisions may be included in each recording contract. In any event, the recording contracts do not create either an employee-employer relationship or an agent or client relationship between Parallax and the band. In addition, although not reflected in our financial statements, we own the intellectual property rights of the five albums produced and sold to date.
Parallax specializes in markets that we believe, based on our own experience, industry sources, and census data, offer growth and profit potential. Parallax primarily targets alternative rock music as such a market. While we project our primary sales to be in the alternative rock music market, Parallax also expects other markets to account for a significant percentage of its net revenues.
Our strategy for growth in the recorded music business is based on: (i) selling diversified recorded music offerings in formats with growth potential; (ii) introducing records by established artists with a history of successful releases; and (iii) acquiring master recordings and music publishing rights from other record companies at attractive prices.
Parallax expects to derive its income from a variety of sources, all of which are related to the production and distribution of their recorded music and Hitdial.com membership sales and commissions. We take a hands on approach as an executive producer in overseeing the production of a record from start to finish which includes selection of artist's material, engaging a musical producer and or engineer, obtaining studio time, mastering recordings, and designing artwork and packaging for the finished product. Parallax distributes its records via a network of independent distributors. As a function of distributing a record, Parallax produces and promotes concerts and live shows featuring our artists. We do not represent artists in a management capacity, but do provide advice and guidance, which is to the mutual benefit of the artists and the label. Parallax also derives revenue from the design, manufacture and sale of merchandise, including clothing and collectibles, via licensing agreements with our artists. As an additional potential form of revenue, we may be engaged in licensing activities involving the granting of rights to third parties in the master recordings and compositions we own.

HITDIAL.COM
Our website, Hitdial.com, serves as a promotional vehicle for musicians via the Internet. The service provided by Parallax will be available to artists worldwide and will not be limited just to artists affiliated with Parallax Records. Hitdial.com will provide services for artists including but not limited to individual website accessible through Hitdial.com. The Hitdial.com website will provide information to record labels, booking agents, management companies, and entertainment related service companies that seek information or services of musicians. Artists will pay a fee based on the extent of the package provided by Hitdial.com. THE HITDIAL.COM WEBSITE OFFICIALLY STARTED IN SEPTEMBER 2000 AS PARALLAXMUSIC.COM, HOWEVER, TO DATE, IT HAS NOT GENERATED ANY SIGNIFICANT REVENUE.

PARALLAX RECORDS PROMOTES HITDIAL.COM
Parallax believes that the existing record label division will serve as a conduit and advertising vehicle for Hitdial.com due to the growing popularity of Parallax Records and its current artists. Hitdial.com will be promoted through a variety of vehicles to create an awareness in the music community. Product sold and distributed through Parallax Records will include informational booklets and the web address for Hitdial.com. Parallax Records will distribute information about Hitdial.com utilizing their signed artists as they tour nationally or internationally. This information will be in the form of booklets, banners, and occasionally the inclusion of Hitdial.com information in radio commercials. Parallax believes that this form of grass roots promotion will be very effective in reaching the prospective acts that will utilize these services. The Hitdial.com website will work in conjunction with Parallax Records in a symbiotic fashion. Parallax believes that the record label division will serve as a dynamic promotional vehicle for the website and conversely, the website will generate significant revenue for us. The website will also give Parallax Records a powerful, low cost tool for seeking, recruiting, and scouting new artists.

ARTIST SUBMISSIONS TO PARALLAX RECORDS
Parallax Records receives numerous submissions from artists from a variety of genres and geographical locations interested in obtaining recording contracts from the record label. Due to budget limitations and obligations to current artists, it is unlikely that Parallax can sign additional artists in the immediate future. The other hopefuls are informed either verbally or by mail that we cannot offer them a recording contract. Parallax intends to use this frequent contact with the artists that are not accepted by the label to inform them about Hitdial.com. If the artist elects to list with Hitdial.com, the services provided can assist them in finding other prospective record labels, management, booking agencies, and other entertainment industry related music companies. It will also serve as a database for Parallax Records to contact the artist in the event that there is a future opportunity for the artist with the label.

TARGET MARKET INFORMATION SALES
Parallax intends to sell information gathered on its website database. Parallax believes this target market information will be in great demand by music industry concerns and other companies outside the music or entertainment industries.

COMPETITION
The music industry is highly competitive and comprised of approximately six major recorded music companies which dominate the 12 to 14 billion dollar recording industry along with their subsidiary labels: (1) Time/Warner; (2) Sony Music Group; (3) Bertelsmann Music Group; (4) Polygram; (5) Thorn-EMI; and (6) Universal Records Group. In addition, there are many smaller independent labels. In Texas alone there are approximately 500 independent labels.
We believe our principal competitors are other independent labels and music related websites. Many of the competing labels are larger than Parallax and have greater financial resources and distribution capabilities. We anticipate that competition for sales of recordings, merchandise and live show tickets will be based almost entirely upon the popularity of the artist and the particular recording. The number of units sold depends upon the demand for a particular recording. Similarly, sales prices for merchandising of clothing and collectibles are set at levels within the industry norm and the volume determined by the popularity of the artist. Competition and pricing for the sale of copyrighted works are determined on a case-by-case basis, also dependent on the popularity of the artist.
Parallax intends to utilize radio promotion, in store point of purchase vehicles, radio advertising and industry media to promote its artists. Parallax anticipates selling products at live concert venues and to utilize independent record promoters to assist in obtaining radio air play in major markets to increase product awareness and sales. Additionally, we intend to work with distributors to implement promotions at retail sites to increase product sales. With respect to our competitors, Parallax has not, and will not, rule out a joint venture with a major label in the event such an arrangement would benefit us financially in the long term.

INTRODUCTION TO THE ARTISTS
We currently have three artists under contract, two of which Parallax believes, based on its experience, third party critics, growing public following, and major label interest are very marketable within their respective genres of music. These artists are Track 10 andTek 3. We had under contract the Hellafied Funk Crew band. However, this band has disbanded and may not play again together.

Track 10
Track 10 is a four-member band. Track 10's music is best described as alternative rock or pop rock. The band is very young as the oldest member is 21. Parallax believes that this band is marketable because of their youthful image and innovative brand of alternative rock. Track 10's first CD under the Parallax label was released May 5, 2001.

TEK 3
Tek 3 is a three-member band. Tek 3's music is a hybrid of rock, rap, and techno music. Parallax believes that the combination of those three elements makes Tek 3 unique and marketable. Tek 3 is in the studio now recording its debut release on Parallax Records.

MARKETING STRATEGIES
Because of our limited resources and the lack of success of the artists we presently have under contract, our marketing strategies have mainly not been implemented. However, if we are able to obtain the necessary financial resources and one of our artists becomes popular, these are the strategies that we intend to utilize.

CONVENTIONAL MARKETING STRATEGIES
Parallax intends to utilize conventional marketing vehicles used by record labels to promote their artists. These vehicles include radio promotion and advertising, print advertising, and music videos.

RADIO PROMOTIONS
Parallax plans to hire an independent record promoter to promote a selected artist in strategic markets. The record promoter acts as a liaison between Parallax and the program directors at various radio stations. The ultimate goal of a record promoter is to obtain airplay for the artist. The industry term for repeat air play is "being in rotation". Once an artist is in rotation in a market, we believe that the continuous exposure when coupled with other marketing strategies will drive record sales.

RADIO ADVERTISING
Parallax may also advertise an artist by purchasing radio spots in various target markets. Many times the product of an artist is advertised in conjunction with a live show. Parallax has used this strategy in pilot markets and plans to expand this form of advertising to multiple markets.

PRINT MEDIA
Parallax may elect to promote its artists using various print media. Examples of print media include posters, flyers, stickers, billboards, advertisements in music publications, and advertisements in industry or general publications.

MUSIC VIDEOS
We may elect to promote our artist via music videos. Music videos are an effective tool to introduce a band to the public. Many television shows specialize in music videos such as MTV and VH1. Parallax also anticipates the formation of many Internet video programs as streaming video technology continues to improve. Music videos are a very effective way of introducing the artist's image and music to a large target audience.

TOUR SUPPORT
Parallax believes, based on its experience, that one of the best marketing strategies to promote an artist is live performance. It is necessary for an artist to tour on a regional or national level to build a following and increase its fan base. Parallax currently assists its artists with tour support and related promotions. Tour support includes paying transportation and lodging costs, artist per diem, promotional expenses, and other related expenses not covered by revenue generated from the live performances.

RETAIL MARKETING

As with each of the above-discussed conventional marketing strategies, we will be able to implement the following retail marketing strategies only if we raise substantial additional capital. There is no assurance that we will be able to raise any additional capital.
Parallax plans to have a strong product presence in retail stores specializing in music. Management intends to be very creative within the retail outlets to entice potential customers to listen to and ultimately purchase our product. We will propose to use counter top displays strategically placed in key stores to display prominently, the newly released CD. We will use a combination of positioning and high impact artwork and signage incorporated with this display to generate consumer interest.
We will provide free goods or products to the stores in exchange for the premium space provided. There is no guarantee that the space will be provided or that potential consumers will ultimately be enticed to listen to or purchase this product. We were successful on a local level with the product placement on counter tops at Blockbuster Music in the Dallas/Fort Worth area in the 4th Quarter of 1997 with the release of the debut CD from the artist Hellafied Funk Crew. However, we have no agreements or guarantees that we will be provided space to promote our artists' CDs now or in the future. All music companies covet such display space and there can be no assurance that we will ever again be given such space to promote our artists.

POINT OF SALE DISPLAYS
We intend to use large high impact point-of-purchase displays to create in store awareness of our artists. In today's music retail market, almost all retail outlets selling music have listening stations. Listening stations are stereo systems in the store that allow potential customers to listen to product through headphones. Parallax feels that a product presence within the store incorporated with large color displays creates curiosity and will entice store customers to listen to the artist's music in the store at the listening stations. Parallax believes that a reasonable number of these listeners will ultimately purchase the product.


INTERACTIVE POP DISPLAYS
The Company plans on designing an interactive display system that will dispense product and allow the retail customer to view still photos, video clips, and listen to sound bytes of the artist or artists. This display system is currently in the development phase. Parallax has not completed the design for the POP display. These displays consist of touch screen monitors that allow consumer to view video footage of the artists, interviews with the artist, and listen to music clips and interviews. Parallax plans to complete prototypes and test them in select strategic markets to determine their impact on sales. We hope to be the first record label to introduce this interactive display system at a retail level.

INTERNET MARKETING
We believe the advent of the Internet will revolutionize the music industry and greatly benefit independent record labels. Parallax has a website and the web address is www.parallaxrecords.com. In addition, Parallax plans to utilize specific areas of the Internet to promote its artists and products.

AMAZON.COM
Parallax has a vendor agreement with Amazon.com to sell compact discs via the World Wide Web. Amazon.com is the largest online retailer of books and compact discs. We have a direct link from our web site to Amazon.com to expedite purchases by potential customers. Parallax believes that Amazon.com will alleviate gaps in distribution and serve as a worldwide source and distribution arm for our products.

BACKLOG
WE HAVE NO BACKLOG OF WRITTEN FIRM ORDERS FOR PRODUCTSAND/OR SERVICES AS OF DECEMBER 31, 2001.
Sales of our records are not seasonal in nature. Typically, sales increase following the release of a new record or a large promotional campaign. Parallax has no backlog. Backlogs are not characteristic of our industry.

EMPLOYEES
Parallax currently has five contracted employees: (i) Gust C. Kepler, President and Chief Executive Officer, (ii) William R. Kepler, Vice President - Operations, (iii) Jason Abbott, Art Director and Promotions and (iv) Kim Donovan, Controller, (v) Nicole Evenson, Public Relations.
Parallax does not currently offer a 401(k) retirement plan or employee stock options. However, we intend to offer these benefits in the future, as Parallax believes its success is directly tied to its employees and Parallax desires to continue to attract and retain the best available talent in the market. We do not currently pay for employee health insurance. None of our employees are subject to collective bargaining agreements, or are there any plans for such agreements in the future. In addition, there have been no employee strikes in our history, or are there any current threats of such strikes.

PATENTS
On March 12, 2002 Parallax announced it had filed a provisional Patent application for a Decorative CD Jewel Case Enclosure. This product is still in the developmental phase but prototypes were produced as of December 9, 2001.

INTELLECTUAL PROPERTY RIGHTS
Our operations are highly dependent upon intellectual property rights to our records and merchandise. International copyright laws including those in the United States and Texas protect our master recordings. Under these laws, master recordings cannot be reproduced without contractual consent from the owners of such property.
Parallax has entered into contracts with the following bands:
Track 10. An Exclusive Recording Artist Agreement dated as of January 20, 1999 by and between Parallax and Joseph J. Donnelly, Joshua J. Sweley, and Kyle W. Van Vleet both individually and jointly, and p/k/a Slappy Yellow (to be known in the future as Track 10) (the "Track 10 Agreement"). The Track 10 Agreement provides that, among other things, Track 10 agrees to produce and deliver to us master recordings comprising sound alone sufficient to comprise one album during the initial period and one album during each of the three option periods. The term of the initial period expired. The three option periods extend the terms of the Track 10 Agreement for further periods commencing upon the expiration of the initial period and expiring twelve (12) months after delivery to Parallax of one album during each of the three option periods. Under the Track 10 Agreement, one album has been completed.
Tek 3 An Exclusive Recording Artist Agreement dated as of November 11, 2000 by and between Parallax and Jamie Coffee, Neil Swanson, Justin Jones individually and jointly, and p/k/a Tek 3 (the "Tek 3 Agreement"). The Tek 3 Agreement provides that, among other things, Tek 3 agrees to produce and deliver to us master recordings comprising sound alone sufficient to comprise one album during the initial period and one additional album during each of the two option periods. The term of the initial period shall expire nine (9) months after delivery to Parallax of one album during the initial period. The two option periods extend the terms of the Tek 3 Agreement for further periods commencing upon the expiration of the initial period and expiring nine (9) months after delivery to Parallax of one additional album during each of the two option periods. Under the Tek 3 Agreement, Tek 3 has begun recording their first record.
Novachrome. An Exclusive Recording Artist Agreement dated as of July 31, 1998 by and between Parallax and Johnny Hawkins and Craig Reeves, both individually and jointly, and p/k/a Novachrome (the "Novachrome Agreement"). The Novachrome Agreement provides that, among other things, Novachrome agrees to produce and deliver to Parallax master recordings comprising sound alone sufficient to comprise one album during the initial period and one additional album during each of the two option periods. The term of the initial period shall expire six
(6) months after delivery to Parallax of one album during the initial period. The two option periods extend the terms of the Novachrome Agreement for further periods commencing upon the expiration of the initial period and expiring nine
(9) months after delivery to Parallax of one additional album during each of the two option periods. Under the Novachrome Agreement, one album has been completed.
We have a similar exclusive recording agreement with the Hellafied Funk Crew band. However, as noted above, this band has disbanded. If they ever decide to play again together they will be subject to the existing recording agreement with Parallax.

REGULATION
Parallax management does not foresee any material effects of federal, state or local regulation on any aspect of Parallax's operations. However, as discussed under Risk Factors above, changes in laws or regulations may adversely affect our operations.

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



Item 2.  DESCRIPTION OF PROPERTY
Parallax leases office space on a month-to-month basis for $1,501.62 per month from a company owned by the principal shareholder of Parallax, Gust C. Kepler.

Parallax believes that this arrangement is no less favorable to Parallax than is available from unrelated third parties.
Parallax does not intend to acquire any properties in the immediate future.



Item 3. LEGAL PROCEEDINGS

There are no material pending cases involving the Company.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted by the company to a vote of its shareholders.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "PLLX." The following table sets forth the high and low bid prices for each quarter from the time the Company's Common Stock began trading. Prices are based upon quotations periodically published on the OTC. All price quotations represent prices between dealers, without retail mark-ups, mark-downs, or commissions and may not represent actual transactions.

                                                     HIGH             LOW
Year Ended December 31, 2000
         April, May, & June 2000                     None              None
         July, August, & September 2000              0.15              0.10
         October, November, & December 2000          0.1125            0.0031
Year Ended December 31, 2001
         January, February, & March 2001             0.006             0.0063
         April, May, & June 2001                     0.0505            0.0025
         July, August, & September 2001              0.07              0.05
         October, November,& December 2001           0.12              0.015


* Prices shown reflect adjustments for 20 for 1 stock split effected November 5, 2001.


Shareholders

According to the records of the Company's transfer agent, there were 46 holders of record who held 61,905,940 shares of the Company's Common Stock on December 31, 2001.


Dividends

The Company has not paid any cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the next year. The
Company anticipates that income generated in the foreseeable future will be retained for the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt services, capital requirements, business conditions, the financial condiditon of the Company and other factors that the Board of Directors deems relevant.


Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category              No. of securities to       Weighted Average          No. of Securities
                           To be issued upon          exercise price of         remaining
                           Exercise of out-           outstanding options       available for
                           Standing options,          warrants and rights       future issuance
-------------------------------------------------------------------------------------------------
Equity Compensation                  0                         0                11,000,000
Plans approved by
Security holders

Equity Compensation          1,000,000                         0.047            16,650,000


Recent Sales of Unregistered Securities

The following is a list of all securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and date sold.

The Company had a second SCOR offering of 250,000 shares of common stock available to accredited investors that commenced in December of 2000 and was completed September 28, 2001. Of the 250,000 shares, 249,830 were sold totaling an additional $499,660 paid to the company. The offering was registered with the Texas Securities Board. The Company relied on rule 504 of Regulation D as its exemption from the registration requirements of the Act.

The numbers below represent post 20 for one split figures.

On October 1, 2001, the Company issued 30,000,000 shares of Common Stock to Gust
C. Kepler, Chief Executive Officer and Director as payment for services.

On November 1, 2001, the Company sold 833,340 shares of Common Stock to Growth Capital Corporation for $0.029 per share or $25,000 for interim funding. On the day of the sale the stock was trading at $0.11 per share. This represents a discount of $0.08. Volume was limited to 5,200 shares on that date.

All sales except for the SCOR offering were issued in reliance on the private offering exemption contained in Section 4(2) of the Securities Act of 1933.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

Plan of Operation

The Company's business plan is to produce, license, acquire, market and distribute high quality recorded music for a variety of music genres. The Company will seek to generate revenues by selling records (compact discs) and logo merchandise distributed through wholesale distribution companies, retail outlets, and booths at concert venues. The Company anticipates substantial revenues from its ability to market its bands to major recording labels. Revenue is then derived by advances, advances on royalties, and royalties.

The Company has also obtained provisional patent pending application on a decorative CD jewel case insert.

The Company also operates Hitdial.com, previously ParallaxMusic.com. The web address was changed to promote brand recognition. The web site serves as an on-line promotional vehicle for artists via the World Wide Web. Revenues are expected to be derived through artist memberships to the site, commissions on merchandise sold through the site, and the sale of target market data. The site is not currently generating any significant revenue.

At December 31, 2001 the company had net cash reserves of only $1002. The Company will not be able to continue operations over the next twelve months unless it is able to raise additional funds through the sale of common stock of the company. There currently no funding commitments by commercial lenders and such funding is doubtful.

Effective November 5, 2001, the Company effected a twenty for one stock split to its shareholders of record on November 2, 2001.


Results of Operations

Revenues

The Company's revenues decreased $2,781 to $28, 649 for the year ended December 31, 2001, from $31,430 for the year ended 2000. Revenues derived in 2001 were largely derived from the sale of recorded music produced in that year by a new artist. Sales would have been substantially higher in 2001 had the Company not lost an established artist responsible for nearly all the sales of recorded music in 2000. The Company is in the process of carrying out its business plan which is to license the recorded music to a major record label. Current revenues reflect direct CD sales and do not represent the major source of revenues according to the business plan.

Cost and Expenses

The Company's Selling, General, and Administrative expense increased $2,897,259 to $3,299,996 for the year ended December 31, 2001 from $402,637 for the year ended December 31, 2000. The change in the dollar amount of Selling, General, and Administrative expense was due primarily to an increase in consulting fees, paid primarily in S-8 registered stock. During 2001 the Company issued 8,300,000 shares to four individuals as consulting fees for services over a period of time of six to twelve months. The shares were valued at $781,000. 30,000,000 shares of Common Stock valued at $2,100,000 were issued to Gust C. Kepler for serving as President of the Company.

Net Loss

Net loss for the year ended December 31, 2001 was $3,308,724, or $0.11 per share, compared to a loss of $597,527, or $0.04 per share for the year ended December 31, 2000. This increase in net loss was primarily the result of an increase in Selling, General, and Administrative Expenses as more fully described above.

Liquidity and Capital Resources

Net cash used by operating activities was $(532,030) which resulted from a net loss of $3,308,724 offset by non-cash expenses of stock issued for services of $2,881,000.

The Company received no cash flow from investing activities.

Net Cash flow from financing activities was $533, 032, resulting primarily from the issuance of Common Stock of the Company.

Cash resources at the end of the year were only $1,002. The Company has no commitments for future financing. The ability of the Company to stay in business relies on the ability to raise additional capital in anticipation of future revenues.

The financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern, and our auditors have qualified their opinion on our financial statements to this effect. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the Company to continue in business, it will be necessary to attract additional investment through the sales of its securities, and to attract additional contracts with recording artists to create revenues.

Non Cash Transactions

During the year ended December 31, 2001, the Company issued 8,300,000 shares to four individuals as consulting fees for services to be performed over a period of time from six to twelve months. The shares were valued at $781,000.

The Company issued Gust C. Kepler, Chief Executive Officer and Director, 30,000,000 shares in October, 2001 for services as President of the Company.

Long-Term Debt

The Company is currently delinquent in paying convertible notes due in the amount of $28,500, and a note for $8,500. No demand for payment has been made.

In November 2001, two loans in the amount of $12,500 each bearing 7% interest and payable in two years were made to the Company by Hitdial, Inc. Hitdial, Inc. is a Texas Corporation owned solely by Gust C. Kepler. The Company informally licenses Hitdial.com from Hitdial, Inc.


History of Losses

The Company has a history of net losses. The Company has accumulated deficits of $4,194,936 as of December 31, 2001, $886,212 as of December 31, 2000, and
$288,685 as of December 31, 1999. Net losses incurred each year were $1,021,019 in 2001, $597,257 in 2000, and $82,385 in 1999. We have only been able to generate small amounts of sales revenues since inception. Unless our revenues increase substantially or we are able to become profitable by raising additional funds to carry out our plan of operations, we may have to scale down or cease operations.

Need for Additional Financing for Growth

At December 31, 2001 the company had net cash reserves of only $1,002. The Company needs substantial additional capital to continue operations. Since inception the Company has funded operations out of capital raised from investors. The Company has generated minimum sales revenues. The Company may be required to reduce its planned operations if it is unable to raise additional capital of at lease $1,500,000. There can be no assurance that the Company will be able to raise additional funds on favorable terms, if at all.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statements begin on Page F-1


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16 (a) of the Exchange Act

Gust C. Kepler is the sole director of the Company and has served as such since October 11, 1996. The Directors and Executive Officers of the Issuer, their ages and present positions held with the issuer are:

Name                               Age                   Position Held
----                               ---                   -------------
Gust C. Kepler                     37                    Chief Executive Officer
                                                         And Director
William R. Kepler                  31                    Secretary

The Issuer's Directors were elected October 11, 1996 and will serve in such capacity until the next annual meeting of the Issuer's shareholders or until their successors have been elected and qualified. Gust C. Kepler and William R. Kepler are brothers.


Gust C. Kepler is the founder, President, Chief Executive Officer, and sole director of the Company since its inception in 1996. Mr. Kepler currently manages all aspects of the Company including sales, marketing, production, contracts and distribution. Mr. Kepler previously served as President and CEO of Glance Toys, Inc., a Texas corporation and a sport toy company he founded in 1995. In this position, Mr. Kepler was involved in all financial decisions, sales and marketing, product development, oversight of daily operations, the implementation of systems, and public relations. Mr. Kepler has several years experience in positioning, marketing and distributing products to retail stores. Glance Toys, Inc. sold products to Wal-Mart, Toys-R-Us International, Target and a number of grocery stores, distributors and convenient store chains on a national level.

William R. Kepler is the Secretary and Vice President of Operations of the Company since its inception in 1996. Mr. Kepler's position entails all aspects of office management, marketing, promotion, and inventory management.


Compliance with Section 16(a) of the Exchange Act
Based solely upon a review of Forms 3, 4 and 5 furnished to the Company other than as set forth below, the Company is not aware of any person who at any time during the fiscal year ended December 31,2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

William R. Kepler, an officer of the Company serving as Secretary, purchased 7600 shares of the Company's Common Stock on the open market on December 27, 2001 and is delinquent in filing a Form 5 for this transaction.


Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation to the Chief Executive Officer and all other Officers and Employees earning more than $100,000 in any given year.


Summary Compensation Table




                                                    Long Term
                                Annual          Compensation-
   Name and                 Compensation          Securities            All
   Principal              -----------------       Underlying           Other
   Position        Year   Salary      Bonus   Options or Warrants   Compensation
   ---------       ---    ------      -----   -------------------   ------------

Gust C. Kepler     2001     $-          $-        $2,100,000             --
 Chief             2000     --          --             --                --
Executive          1999     --          --             --                --
Officer



NOTE
The Company issued Gust C. Kepler, Chief Executive Officer and Director, 30,000,000 shares in October, 2001 for services as President of the Company.


Stock Options

No Stock Options were issued to Officers.

Long Term Incentive Plans

The following table sets forth certain information regarding long-term incentive awards granted during 2001 to the Named Officers:

                                              Performance or      Estimated Future Payments

under                                                          Non-Stock Price-Based Plans
                    Number of Shares,           Other Period   ---------------------------
                    Units or Other Rights     Until Maturation Threshold     Target     Maximum
Name                        #                      or Payout   ($ or #)     ($ or #)    ($ or #)
----                ---------------------     ---------------- ---------    --------    --------

Gust C. Kepler            30,000,000                  -            -            -            -


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 1, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of February 19, 2002, there were 67,255,940 shares of Common Stock issued and outstanding.


                    Name and Address         Amount and Nature
Title of Class      of Beneficial Owner      of Beneficial Owner   Percent Class
--------------     --------------------      -------------------   -------------

Common Stock        Gust C. Kepler              42,440,000              63.1%
$0.01 par value     PO Box 800236
                    Dallas, TX 75380

Common Stock        William R. Kepler           207,600                 00.31%
$0.01 par value     14606 N. Dallas Pkwy
                    Dallas, TX 75254

Common Stock        Directors and Executive     42,647,600              63.41%
$0.01 par value     Officers as a Group

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Gust C. Kepler and William R. Kepler are brothers.

Since Parallax's inception, Gust Kepler, its President and principal shareholder, has made non-interest bearing loans to Parallax in the aggregate principal amount of $89,142 for working capital. Parallax has paid all of these loans.

Parallax leases office space on a month-to-month basis for $1,501.62 per month from Glance, Inc., a company owned by Gust C. Kepler. We believe that this arrangement is no less favorable to Parallax than is available from unrelated third parties.

In November 2001, two loans in the amount of $12,500 each bearing 7% interest and payable in two years were made to the Company by Hitdial, Inc. Hitdial, Inc. is a Texas Corporation owned solely by Gust C. Kepler.

The Company issued Gust C. Kepler, Chief Executive Officer and Director, 30,000,000 shares in October, 2001 for services as President of the Company. Gust C. Kepler acted as a promoter in the initial and second SCOR offerings. The offerings were registered with the Texas Securities Board. The Company relied on rule 504 of Regulation D as its exemption from the registration requirements of the Act.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


                                INDEX TO EXHIBITS


3.1 Certificate and Articles of Incorporation of Parallax filed with the Texas Secretary of State.*

3.1.1 Amendment to Articles of Incorporation of Parallax filed with the Texas Secretary of State.**

3.2      Bylaws of Parallax.*

10.1 Exclusive Recording Artist Agreement dated as of February 9, 1997 between Parallax and the Hellafied Funk Crew band.*

10.2 Exclusive Recording Artist Agreement dated as of January 20, 1999 between Parallax and Track 10*

10.3 Exclusive Recording Artist Agreement dated as of July 31, 1998 between Parallax and the Novachrome band.*

10.4 Exclusive Recording Artist Agreement dated as of November 11, 2000 between Parallax and the TEK3 band.*

10.5     Vendor agreement with Amazon.com Advantage.*

10.6     Stock Option Plan***

*        Incorporated by reference to Form 10-SB, SEC File No. 0-32585
**       Incorporated  by reference to Form 10-QSB for Quarter  ended  September
         30, 2001
***      Incorporated by reference to Form S-8, Filed 10/15/2001


(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2001.


                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April, 2002.


                                                           By /s/ Gust C. Kepler
                                                           ---------------------
                                                           President, CEO and
                                                           Sole Director

                          PARALLAX ENTERTAINMENT, INC.

                      INDEX TO AUDITED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report.................................................F-2

Balance Sheets at December 31, 2001 and 2000.................................F-3

Statements of Operations
         for the Years Ended December 31, 2001 and 2000......................F-4

Statements of Changes in Stockholders' Equity (Deficit)
         for the Years Ended December 31, 2001 and 2000......................F-5

Statements of Cash Flows
         for the Years Ended December 31, 2001 and 2000......................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Parallax Entertainment, Inc.

We have audited the accompanying balance sheets of Parallax Entertainment, Inc. as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallax Entertainment, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           Jackson & Rhodes P.C.


Dallas, Texas
April 3, 2002


                          PARALLAX ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000

                                     Assets
                                                                             2001           2000
                                                                         -----------    -----------
Current assets:
   Cash                                                                  $     1,002    $      --
   Accounts receivable, trade                                                    900         10,500
   Receivables from related parties                                          106,908         10,998
   Advances to bands, less allowance of $7,456 and $27,503
        as of December 31, 2001 and 2000, respectively                        39,975         17,201
         Other current assets                                                 17,385          1,746
                                                                         -----------    -----------
        Total current assets                                                 166,170         40,445
                                                                         -----------    -----------

Furniture and equipment                                                       17,592         17,592
Less accumulated depreciation                                                (11,010)        (7,410)
                                                                         -----------    -----------
                                                                               6,582         10,182
                                                                         -----------    -----------

Other assets:
   Deposits                                                                    1,317          1,317
                                                                         -----------    -----------
        Total other assets                                                     1,317          1,317
                                                                         -----------    -----------
                                                                         $    174,069   $    51,944
                                                                         ===========    ===========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable and accrued expenses                                 $   110,894    $    95,391
   Payable to principal stockholder                                             --           13,060
   Notes payable                                                               8,500          8,500
   Convertible notes payable (Note 5)                                         28,500         30,500
                                                                         -----------    -----------
        Total current liabilities                                            147,894        147,451

Note payable to affiliate (Note 2)                                            25,000           --

Commitments and contingencies (Note 7)                                          --             --

Stockholders' equity (deficit):
   Common stock, $.01 par value, 200,000,000 shares
     authorized, 61,905,940 and 17,776,000 shares
     issued and outstanding, respectively                                    619,059        177,760
   Additional paid-in capital                                              3,577,052        612,945
   Accumulated deficit                                                    (4,194,936)      (886,212)
                                                                         -----------    -----------
           Total stockholders' equity (deficit)                                1,175        (95,507)
                                                                         -----------    -----------
                                                                         $   174,069    $    51,944
                                                                         ===========    ===========



                See accompanying notes to financial statements.

                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2001 and 2000



                                                        2001            2000
                                                   ------------    ------------


Revenues                                           $     28,649    $     31,430
                                                   ------------    ------------

Expenses
      Cost of sales                                      21,828          11,483
      Recording costs                                     8,048          19,791
      Selling, general and administrative             3,299,996         402,637
                                                   ------------    ------------
           Total expenses                             3,329,872         433,911
                                                   ------------    ------------

           Loss from operations                      (3,301,223)       (402,481)

Debt conversion expense                                    --          (183,000)
Interest expense                                         (7,501)        (12,046)
                                                   ------------    ------------


      Net loss                                     $ (3,308,724)   $   (597,527)
                                                   ============    ============


Basic loss per common share                        $      (0.11)   $      (0.04)
                                                   ============    ============

Weighted average number of
      common shares outstanding                      29,445,843      16,888,580
                                                   ============    ============





                See accompanying notes to financial statements.


                          PARALLAX ENTERTAINMENT, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 For the Years Ended December 31, 2001 and 2000



                                                  Common Stock          Additional
                                            -------------------------     Paid-in      Accumulated
                                               Shares      Par Value      Capital        Deficit         Total
                                            -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1999                   14,800,000   $   148,000   $      --      $  (379,285)   $  (231,285)

Conversion of notes payable
  to common stock                               976,000         9,760       234,240           --          244,000

Stock issued for services                       443,000         4,430       106,320           --          110,750

Stock issued for cash                         1,557,000        15,570       362,985           --          378,555

Adjustment to additional paid-in capital
  due to 20 for 1 stock split                      --            --         (90,600)        90,600           --

Net loss                                           --            --            --         (597,527)      (597,527)
                                            -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2000                   17,776,000       177,760       612,945       (886,212)       (95,507)

Stock issued for cash                         5,829,940        58,299       466,107           --          524,406

Shares issued for consulting fees            38,300,000       383,000     2,498,000           --        2,881,000

Net loss                                           --            --            --       (3,308,724)    (3,308,724)
                                            -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2001                   61,905,940   $   619,059   $ 3,577,052    $(4,194,936)   $     1,175
                                            ===========   ===========   ===========    ===========    ===========


                 See accompanying notes to financial statements.


                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000


                                                                           2001           2000
                                                                       -----------    -----------
Cash flows from operating activities:
      Net loss                                                         $(1,021,019)   $  (597,527)
      Adjustments to reconcile net loss to net
         cash used by operating activities:
          Depreciation                                                       3,600          3,365
          Debt conversion expense                                             --          183,000
          Stock issued for services                                      2,881,000        110,750
          Changes in assets and liabilities:
             Accounts receivable                                          (109,084)       (27,585)
             Other current assets                                          (15,639)           355
             Accounts payable and accrued expenses                          16,817          5,341
                                                                       -----------    -----------
                 Net cash used by operating activities                    (532,030)      (322,301)
                                                                       -----------    -----------

Cash flows from investing activities:
      Additions to equipment                                                  --          (10,000)
                                                                       -----------    -----------

Cash flows from financing activities:
      Bank overdraft                                                        (1,314)        (7,622)
      Proceeds from issuance of common stock                               524,406        378,555
      Net change in advances from principal stockholder                     11,940        (38,632)
      Payments from convertible notes payable                               (2,000)          --
                                                                       -----------    -----------
                 Net cash provided by financing activities                 533,032        332,301
                                                                       -----------    -----------

Net change in cash and temporary investments and cash at end of year   $     1,002    $      --
                                                                       ===========    ===========


Supplemental disclosures of cash flow information:

      Interest paid                                                    $      --      $      --
                                                                       ===========    ===========


Non-cash transactions:

         During the year ended December 31, 2000, the Company converted $61,000 of convertible debt into 976,000 shares of common stock.



                 See accompanying notes to financial statements.

                          PARALLAX ENTERTAINMENT, INC.
                          Notes to Financial Statements
                           December 31, 2001 and 2000




1.       Summary of Significant Accounting Policies

         Description of Business

         Parallax Entertainment, Inc. (the Company) is a Texas corporation formed on October 11, 1996. The Company's business plan is to produce, license, acquire, market and distribute high quality recorded music for a variety of music formats, including, but not limited to, rock, alternative rock and progressive music under the Parallax Records label.

         Basis of Presentation

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $4,194,936 as of December 31, 2001. The following is a summary of management's plan to raise capital and generate additional operating funds.

         The Company successfully raised approximately $378,555 prior to December 31, 2000. Currently, the Company has a second SCOR offering of 250,000 shares of common stock available to accredited investors at a price of $2.00 per share. Of the 250,000 shares, 249,830 have been sold totaling an additional $499,600 in capital paid to the Company as of September 30, 2001. The offering was registered with the Texas Securities Board. The Company relied on rule 504 of Regulation D as its exemption from the registration requirements of the Act. The offering was closed on October 1, 2001.

         The Companies success relies on its ability to derive revenues from the sale of the recorded music of its signed artists and memberships to its website. If the Company is unable to do this through the Management's Plan of Operation it will not be successful. The Company may be required to reduce its planned operations if it is unable to raise additional capital of at least $1,500,000. Without additional capital the company will have to implement its further development at a reduced scale and a lesser pace, resulting in a smaller sales volume than currently planned. There can be no assurance that the Company will be able to raise additional funds on favorable terms, if at all.

                          PARALLAX ENTERTAINMENT, INC.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (Continued)

         Use of Estimates and Assumptions

         Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Statement of Cash Flows

         For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

         Furniture and Equipment

         Furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

         Advertising Expense

         Advertising expense is charged to expense in the year incurred. Total advertising and promotional expense for the years ended December 31, 2001 and 2000, amounted to $13,634 and $55,486, respectively.

                          PARALLAX ENTERTAINMENT, INC.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (Continued)

         Advances to Bands

         Advances made to bands are generally pre-performance advances for tour vehicles, instruments, sound and lighting technicians, etc. These advances are payable to the Company regardless of the personal revenue of the artist. The Company evaluates the artist's ability to repay the advances based on the revenue historically produced by the artist's performances. The Company does not make an advance to an artist in excess of what the Company believes can be recouped from the artist's performance income.

         Advance Royalties and Recording Costs

         Advance royalties and recording costs have been charged to expense as incurred because, based on performance and current popularity of the Company's artists, it is not possible to determine if the advances and recording costs will be collectible from future royalties.

         Net Loss Per Common Share

         Basic net loss per share is computed using the weighted average shares outstanding during each period. Diluted loss per share is not presented because the effect of conversion of the convertible notes payable would be antidilutive due to the Company's net losses in each period.

         Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                          PARALLAX ENTERTAINMENT, INC.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies (Continued)

         Revenue Recognition

         The Company sells records and merchandise (t-shirts, posters, and other band paraphernalia) via three separate mediums - booths set up at musical events, through distributors on a consignment basis, and through retailers not on a consignment basis. Record and merchandise sales at musical events are cash sales and are recognized when payment is received. Records and merchandise sold through a distributor on a consignment basis are recognized when the distributor notifies the Company that a sale has been made. Records and merchandise sold through retailers not on a consignment basis are not returnable and are recognized in the period they are delivered to the buyer.

         The Company is not currently producing revenue from artist membership sales, commissions on Internet sales, advertising sales, or sales from selling target market information. When the Company begins to produce these revenues, they will be realized as follows:

         a. Artist membership sales will be recognized over the period of the membership.
         b. Commissions on Internet sales will be recognized after the product has been shipped.
         c. Advertising sales will be recognized over the period of the ad.
         d. Target market information sales will be recognized when the information has been delivered to the buyer.


2.       Related Parties

         The Company leases office space on a month-to-month basis from a company owned by the principal stockholder of the Company. Rent expense amounts to $1,502 per month.

         Related  party  receivable  and  payables  are   non-interest   bearing
         advances.

         During the year ended December 31, 2001, the Company issued 30,000,000 shares to the principal stockholder as consulting fees for services. The shares were valued at $2,100,000.

         Note payable to affiliate consists of two notes payable to an affiliated company bearing interest at 7% with the principal balance of $25,000 due in November 2003.

                          PARALLAX ENTERTAINMENT, INC.
                          Notes to Financial Statements

3.       Income Taxes

         The Company has net operating loss carryforwards for tax purposes of approximately $1,900,000 at December 31, 2001. These carryforwards will expire, if not utilized, in 2011-2016. At December 31, 2001 and 2000, the Company had a deferred tax asset of $720,000 and $305,000, respectively, attributable to the loss carryforward which was offset entirely by a valuation allowance of an equal amount.

4.       Notes Payable

         In February 1999, the Company borrowed $8,500 from an investor in accordance with a note that is unsecured, earns interest at 12 percent per year and was due on February 15, 2000. At December 31, 2001, the
         note is unpaid.

5.       Convertible Notes Payable

         The convertible notes payable earn interest at 12 percent and were due at various dates through December 29, 1999. The interest rates on the convertible notes increased to 18% after the notes became past due. The notes are collateralized by the Company's inventory and the Company's royalty, publishing, copyright, trademark, mechanical, reproduction or other rights the Company may have in and to any song, record, album, lyrics, music or combination thereof of any artist, group or band of musicians.

         The notes are convertible at the option of the holders into common stock of the Company at the rate of $5.00 principal amount of note for four shares of common stock. The election to convert must be made on or before approximately October 18, 2000. During the year ended December 31, 2000, the Company converted $61,000 into 48,800 shares of common stock. The Company recorded $183,000 in expense because the Company changed the conversion rate from $5 per share, which was the fair market value, to $1.25 per share.

         As of December 31, 2001 and 2000, the Company was delinquent in paying interest on all of the notes and all of the notes were past due.

                          PARALLAX ENTERTAINMENT, INC.
                          Notes to Financial Statements


6.       Stockholders' Equity

         During the year ended December 31, 2000, the Company sold 1,557,000 shares of its previously unissued common stock at $.25 per share pursuance to a "Small Business Offering Registration" (Form U-7). Offering costs were approximately $10,000. The proceeds of this offering were used to reduce accounts payable and other current liabilities and to provide working capital.

         During the year ended December 31, 2000, the Company issued 443,000 shares of common stock for services. The shares were valued at $.25 per share, the price at which the Company was issuing shares in the offering above.

         During the year ended December 31, 2001, the Company had a 20 for 1 stock split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

         During the year ended December 31, 2001 the Company issued an additional 5,829,940 shares of common stock at $.10 per share for proceeds of $524,406.

         During the year ended December 31, 2001, the Company issued  38,300,000
         shares  of  common  stock  for  prepaid   consulting   fees  valued  at
         $2,881,000. See Notes 1 and 2.

         The Company has reserved 29,000,000 shares for issuances of "S-8 stock" or stock options.

7.       Commitments and Contingencies

         Lease Commitments

         The Company leases its office under terms of an operating lease, which expires on September 30, 2002. Rent expense amounted to $18,004 and $18,045. Future minimum lease payments amount to $13,005 for the year ending December 31, 2002.

                          PARALLAX ENTERTAINMENT, INC.
                          Notes to Financial Statements

7.       Commitments and Contingencies (Continued)

         Recording Agreements

         The Company has entered into an Exclusive Recording Artist Agreement with three artists. These agreements provide that the Company will advance the recording costs of music albums and, in some instances, will make advances in excess of recording costs. Advances are recoupable against royalties owed to artists. Royalties generally vary between 16 percent and 22 percent of wholesale prices received from the sale of music products. The contracts provide the Company the option of extending the term of the agreements. Management of the Company is currently evaluating its options under the agreements.

         Concentration of Credit Risk

         The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

         Fair Value of Financial Instruments

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

         The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of notes payable approximates carrying value based on their effective interest rates compared to current market rates.