Form 10QSB
period 2002-03-31
PARALLAX ENTERTAINMENT INC
filed 2002-05-20
CIK 1083490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

       [ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-32585


                          Parallax Entertainment, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                      Texas                               75-2713701
        -------------------------------             --------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation of organization)              Identification No.)


             14110 N. Dallas Parkway, Suite 365, Dallas, Texas 75254
        ----------------------------------------------------------------
                     (Address of principal executive office)

                                 (972) 726-9203
                          ----------------------------
                           (Issuer's telephone number)

             14110 N. Dallas Parkway, Suite 130, Dallas, Texas 75254
        ----------------------------------------------------------------
                 (Former address of principal executive office)

Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [X ] No [ ]

As of May 08, 2002, 74,399,493 shares of Common Stock were outstanding.


                          PARALLAX ENTERTAINMENT, INC.
                                 BALANCE SHEETS


                                         Assets                     March 31,    December 31,
                                                                       2002            2001
                                                                  ------------    ------------
Current assets:
      Cash                                                        $      2,135    $      1,002
      Accounts receivable, trade                                          --               900
      Receivables from related parties                                  57,506         106,908
      Advances to bands, less allowance                                 61,586          39,975
      Other current assets                                              12,117          17,385
                                                                  ------------    ------------
           Total current assets                                        133,344         166,170
                                                                  ------------    ------------

Furniture and equipment, net                                             5,687           6,582
                                                                  ------------    ------------

Deposits                                                                 1,327           1,317
                                                                  ------------    ------------
                                                                  $    140,358    $    174,069
                                                                  ============    ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable and accrued expenses                       $    108,786    $    110,894
      Notes payable                                                      8,500           8,500
      Convertible notes payable                                         28,500          28,500
                                                                  ------------    ------------
           Total current liabilities                                   145,786         147,894

Note payable to affiliate                                               35,000          25,000

Commitments and contingencies                                             --              --

Stockholders' equity (deficit):
      Common stock, $.01 par value, 200,000,000 shares
           authorized, 69,196,011 and 61,905,940 shares
           issued and outstanding, respectively                        691,960         619,059
      Additional paid-in capital                                     3,959,111       3,577,052
      Accumulated deficit                                           (4,691,499)     (4,194,936)
                                                                  ------------    ------------
           Total stockholders' equity (deficit)                        (40,428)          1,175
                                                                  ------------    ------------
                                                                  $    140,358    $    174,069
                                                                  ============    ============



                See accompanying notes to financial statements.

                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2002 and 2001



                                                        2002            2001
                                                   ------------    ------------


Revenues                                           $      4,300    $      1,055
                                                   ------------    ------------

Expenses
      Cost of sales                                       6,300              77
      Recording costs                                     6,955           2,573
      Selling, general and administrative               485,943          76,209
                                                   ------------    ------------
           Total expenses                               499,198          78,859
                                                   ------------    ------------

           Loss from operations                        (494,898)        (77,804)

Interest expense                                         (1,665)         (1,701)
                                                   ------------    ------------


      Net loss                                     $   (496,563)   $    (79,505)
                                                   ============    ============


Basic loss per common share                        $      (0.01)   $      (0.00)
                                                   ============    ============

Weighted average number of
      common shares outstanding                      66,254,285      19,784,333
                                                   ============    ============





                See accompanying notes to financial statements.


                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2002 and 2001


                                                                         2002         2001
                                                                       ---------    ---------
Cash flows from operating activities:
      Net loss                                                         $(496,563)   $ (79,505)
      Adjustments to reconcile net loss to net
         cash used by operating activities:
          Depreciation                                                     1,000        1,200
          Stock issued for services                                      444,960         --
          Changes in assets and liabilities:
             Accounts receivable                                          28,691      (31,411)
             Other current assets                                          5,258      (26,439)
             Deposits                                                       --         (9,500)
             Accounts payable and accrued expenses                        (2,108)      (2,908)
                                                                       ---------    ---------
                 Net cash used by operating activities                   (18,762)    (148,563)
                                                                       ---------    ---------

Cash flows from investing activities:
      Additions to equipment                                                (105)        (105)
                                                                       ---------    ---------

Cash flows from financing activities:
      Proceeds from issuance of common stock                              10,000      285,000
      Payments on payable to principal stockholder                          --        (13,060)
      Payments on convertible notes                                         --         (2,000)
      Proceeds from note payable, affiliate                               10,000         --
                                                                       ---------    ---------
                 Net cash provided by financing activities                20,000      269,940
                                                                       ---------    ---------

Net change in cash and temporary investments and cash at end of year       1,133      121,272

Cash at beginning of period                                                1,002         --
                                                                       ---------    ---------

Cash at end of period                                                  $   2,135    $ 121,272
                                                                       =========    =========

Supplemental disclosures of cash flow information:

      Interest paid                                                    $    --      $    --
                                                                       =========    =========




                See accompanying notes to financial statements.

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Form 10-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Item 2.
-------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     From Parallax's inception through March 31, 2002, we have been unsuccessful in generating any material amount of revenue while incurring huge losses. We have relied primarily on capital raised from investors and the receipt of services in exchange for Parallax stock on which to operate. The following summary financial information illustrates our historic poor performance and poor prospects for the future:

                    Three-Months Ended                  Twelve-Months Ended
                         March 31,                           December 31,

                    2002           2001                   2001         2000


Revenues         $  4,300        $ 1,055             $    28,649     $ 31,430
--------

Loss            ($496,563)      ($79,505)            ($3,308,724)   ($597,527)
----



     As of December 31, 2001, Parallax had a working capital deficit of over $18,000. We have raised cash through the sale of private stock, and as of March 31, 2002, we still had a deficit of approximately $12,000 in working capital. We are barely able to cover our expenses from month to month . We still have not generated any significant revenues and unless we do so we will again run out of cash. It is doubtful that we will be able to continue to raise capital by selling our stock to investors if we do not begin to generate substantial revenues from the sale of our artists' records and products. Our significant operating losses, working capital deficits and accumulated stockholders' equity deficits raise substantial doubt about our ability to continue as a going concern.

     We have not had any material changes in our revenue streams during the reporting periods. SG&A expenses increased from $76,209 during the period ending March 31, 2001 to $485,943 during the current reporting period largely due to expenses related to stock issued to obtain consulting services and contract labor services necessary for the growth of the Company.

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

     Parallax anticipates having substantial cash flow or liquidity problems in the next 12 months. Parallax may be required to reduce its planned operations if we are unable to raise additional capital. We may not be able to continue operations and we may go out of business. At present, Parallax is not in default or in breach of any lease or any other obligation or indebtedness, except for $28,500 in 18% senior secured convertible notes that are past due and interest has not been paid. However, Parallax has not received any default letters or other communications from the holders of the past due notes. At present, we have $44,946 of trade payables that have not been paid within the stated trade term. Parallax is not presently subject to any unsatisfied judgments, liens or settlement obligations.

     If we are unable to raise sufficient working capital of at least $1,500,000, Parallax may reduce its planned operations and implement its further development at a reduced scale and a lesser pace, resulting in smaller sales volumes than currently planned. There can be no assurance that we will be able to raise additional funds on favorable terms, if at all.

     Once the Company begins to generate profits from the release and sale of completed CDs and merchandise, management is confident that Parallax Entertainment will be able to meet its minimum operating requirements. The Company then anticipates having funds available for the acquisition of further artist contracts that it can then develop on an on-going basis.

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



                                     PART II
                                OTHER INFORMATION

Item 2.

RECENT SALES OF UNREGISTERED SECURITIES

During the period beginning January 1, 2002 and ending March 31, 2002 the Company issued 7,290,071 shares of common stock for financing purposes and as payment in lieu of cash for services as set forth below. No shares were issued to officers or directors of the Company.

On January 4, 2002, the Board of Directors approved a resolution and issued 2,500,000 shares of the Company's Common stock to Ryan Reynolds in lieu of cash for consulting services. The shares were unregistered and issued with a restrictive legend under Rule 144 of the Securities and Exchange Act of 1934.

On February 13, 2002, the Board of Directors approved a resolution and issued 500,000 shares of the Company's Common stock to Ballad Enterprises, Inc. in lieu of cash for consulting services. The shares were unregistered and issued with a restrictive legend under Rule 144 of the Securities and Exchange Act of 1934.

On February 22, 2002, the Board of Directors approved a resolution and issued 250,000 shares of the Company's Common stock to Matt Lineback in lieu of cash for consulting services and transportation expenses. The shares were unregistered and issued with a restrictive legend under Rule 144 of the Securities and Exchange Act of 1934. On March 20, 2002, the Board of Directors approved a resolution for a private placement of the Company's Common Stock. The stock was sold at a 50 % discount to the closing bid price on the day of the sale. The following is a list of securities sold for cash during the period covered by this Form 10-QSB.

                       Date:         Close:        Amount:           Shares:

Don Polluck            3/20/02        .07          $1000.00          28,571

Eugene Wiedmeyer       3/20/02        .07          $1500.00          42,857

Claude Parkins         3/21/02        .05          $5000.00          200,000

Thomas Walthall        3/22/02        .06          $1000.00          33,333

Mark Anderson          3/28/02        .06          $1500.00          50,000

Marshall Hinkley       4/2/02         .06          $1500.00          50,000

Jerry Millet           4/2/02         .06          $12,500.00        416,667

Dale Birch             4/3/02         .07          $10,000.00        285,715


--------------------------------------------------------------------------------

                                                                     1,107,143


In all such issuances the Company relied upon the Private Placement Exemption under 4(2) of the Securities And Exchange Act of 1933.



Item 3.
-------

DEFAULTS UPON SENIOR SECURITIES.

     See discussion under Part one, Item 2 above covering the $28,500 in 18% senior secured convertible notes that are past due.

Item 5.
-------

OTHER INFORMATION.


     On April 2, 2002, the Board of Directors approved a resolution to enter into a consulting agreement with AESOP Financial Corporation for 3,038,490 shares of the Company's Common stock.

     On April 2, 2002, the Board of Directors approved a resolution to enter into a consulting agreement with Duane Street Group, LLC for 337,610 shares of the Company's Common stock.



Item 6.
-------

EXHIBITS
     None

REPORTS  ON FORM 8-K
     None.



                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Parallax Entertainment, Inc.

Date: May 20, 2002                                  By: /s/ Gust Kepler
                                                    ----------------------------
                                                    Gust Kepler
                                                    President and CEO