Form 10QSB
period 2002-06-30
PARALLAX ENTERTAINMENT INC
filed 2002-08-19
CIK 1083490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



      [X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002


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




              9521 21st Street, SE Calgary, Alberta, Canada T2C 4B1
              -----------------------------------------------------
                     (Address of principal executive office)

                                 (403) 720-8550
                                 --------------
                           (Issuer's telephone number)

             14110 N. Dallas Parkway, Suite 365, Dallas, Texas 75254
             -------------------------------------------------------
                 (Former address of principal executive office)



Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [X ] No [ ]

As of August 10, 2002, 76,825,107 shares of Common Stock were outstanding.


                          PARALLAX ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     Assets
                                                                    JUNE 30,      DECEMBER 31,
                                                                       2002            2001
                                                                  ------------    ------------
                                                                  (Unaudited)

Current assets:
     Cash                                                         $     23,061    $      1,002
     Accounts receivable, trade                                           --               900
     Receivables from related parties                                    9,856         106,908
     Advances to bands, less allowance of $27,503 as of
           June 30, 2001 and December 31, 2000                          46,302          39,975
     Other current assets                                               11,027          17,385
                                                                  ------------    ------------
         Total current assets                                           90,246         166,170
                                                                  ------------    ------------
Furniture and equipment, net                                             5,687           6,582
Other assets:
       Deposits                                                          1,327           1,317
                                                                  ------------    ------------
Total assets                                                      $     97,260    $    174,069
                                                                  ============    ============
                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                             144,447         110,894
     Payable to principal stockholder                                   35,660            --
     Notes payable                                                       8,500           8,500
     Note payable to affiliate                                            --            25,000
     Current portion of convertible notes payable                       28,500          28,500
                                                                  ------------    ------------
         Total current liabilities                                     217,107         172,894
                                                                  ------------    ------------

                                                                  ------------    ------------
         Total liabilities                                             217,107         172,894
                                                                  ------------    ------------
Commitments and contingencies                                             --              --

Stockholders' equity (deficit):
     Common stock, $.01 par value, 200,000,000 shares
       authorized, 75,575,107 and 61,905,940                           755,751         619,059
       shares issued and outstanding respectively
     Additional paid-in capital                                      4,261,736       3,577,052
     Accumulated deficit                                            (5,137,334)     (4,194,936)
                                                                  ------------    ------------
       Total stockholders' equity (deficit)                           (119,847)          1,175
                                                                  ------------    ------------
                                                                  $     97,260    $    174,069
                                                                  ============    ============


                          PARALLAX ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS



                                                Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                                2002            2001            2002            2001
                                           ------------    ------------    ------------    ------------
                                                   (Unaudited)                    (Unaudited)

Revenues                                   $     11,493    $      8,076    $     15,793    $      9,130
                                           ------------    ------------    ------------    ------------


Expenses
     Cost of Sales                                8,174           9,361          14,474           9,655
     Recording costs                              6,845           3,200          13,800           5,773
     Selling, general and administrative        440,644         139,269         926,320         214,873
     Debt conversion expense                       --              --              --            85,500
                                           ------------    ------------    ------------    ------------
             Total expenses                     455,663         151,830         954,594         315,801
                                           ------------    ------------    ------------    ------------

         Loss from operations                  (444,170)       (143,754)       (938,801)       (306,671)


Interest expense                                 (1,665)         (1,665)         (3,330)         (3,366)
                                           ------------    ------------    ------------    ------------


     Net loss                              $   (445,835)   $   (145,419)   $   (942,131)   $   (310,037)
                                           ============    ============    ============    ============

Basic loss per common share                $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
                                           ============    ============    ============    ============
Weighted average number of
     common shares outstanding               75,036,455      21,309,320      69,403,243      20,518,840
                                           ============    ============    ============    ============

                          PARALLAX ENTERTAINMENT, INC.
                             STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2002 and 2001



                                                           2002         2001
                                                         ---------    ---------
                                                              (Unaudited)

Cash flow from operating activities:
     Net loss                                            $(942,131)   $(224,537)
     Adjustments to reconcile net loss to net
        Cash used by operating activities:
        Depreciation                                         1,034        2,400
        Debt conversion expense                               --           --
        Stock issues for services                          769,176
        Changes in assets and liabilities:
         Accounts receivable trade                           2,175         --
         Receivables from related parties                   96,398      (49,565)
         Receivables from band members                      (7,049)     (12,818)
         Inventories                                        (1,181)      (5,435)
         Prepaid expenses and deposits                       7,424      (35,000)
         Accounts payable                                   30,223        2,693
         Accrued expenses                                    3,330       (1,034)
                                                         ---------    ---------
              Net cash used by operating activities        (40,601)    (323,296)
                                                         ---------    ---------

Cash flow from investing activities:
     Additions to equipment                                   --           (105)
                                                         ---------    ---------

Cash flows from financing activities:
     Bank overdraft                                                      (1,314)
     Proceeds from issuance of common stock                 52,000      435,000
     Net change in advances from principle stockholder      35,660      (13,060)
     Change in notes payable                               (25,000)      (2,000)
     Proceeds from convertible notes payable                  --           --
                                                         ---------    ---------
         Net cash provided by financing activities          62,660      418,626
                                                         ---------    ---------

Net change in cash and temporary investments                22,059       95,225

Cash and temporary investments at beginning of year          1,002         --
                                                         ---------    ---------

Cash and temporary investments at end of year            $  23,061    $  95,225


Supplemental disclosures of cash flow information:

     Interest paid                                       $    --      $    --

*See notes to financial statements
----------------------------------

Notes

1.   BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Form 10-SB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-SB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Item 2.
-------

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
From Parallax's inception through June 30, 2002, we have been unsuccessful in generating any material amount of revenue while incurring huge losses. We have relied primarily on capital raised from investors and the receipt of services in exchange for Parallax stock on which to operate. The following summary financial information illustrates our historic poor performance and poor prospects for the future:

                  6 months ended                    12 months ended
                     June 30                          December 31
               2002           2001                2001           2000

Revenues   $    15,793    $     9,130         $    28,649    $    31,430

Loss       ($  938,801)   ($  306,671)        ($3,308,724)   ($  597,527)



As of June 30, 2002, Parallax had a working capital deficit of over $119,000. We have raised cash through the sale of private stock. We are barely able to cover our expenses from month to month . We still have not generated any significant revenues and unless we do so we will again run out of cash. It is doubtful that we will be able to continue to raise capital by selling our stock to investors if we do not begin to generate substantial revenues from the sale of our artists' records and products. Our significant operating losses, working capital deficits and accumulated stockholders' equity deficits raise substantial doubt about our ability to continue as a going concern.

We have not had any material changes in our revenue streams during the reporting periods. SG&A expenses increased from $214,873 during the period ending June 30, 2001 to $926,320 during the current reporting period largely due to expenses related to stock issued to obtain consulting services and contract labor services necessary for the operation of the Company.

================================================================================
We have incurred losses primarily because we have generated very little revenue from record sales or any other source to cover normal operation expenses. Parallax anticipates having substantial cash flow or liquidity problems in the next 12 months. Parallax may be required to reduce its planned operations if we are unable to raise additional capital. We may not be able to continue operations and we may go out of business. Parallax has encountered difficulty in licensing master recordings to major record labels. Management cites recording industry downtrends and consolidation among major labels as a contributing factor for the difficulty it has experienced in this area. In addition, Parallax has incurred difficulty operating independently to promote, market and sell its products at the retail level. Management sites limited working capital and mounting debt as a major factor in the company's inability to implement its marketing strategy with its current artists. In an effort to save the Company from bankruptcy, on July 26, 2002, Gust Kepler, former President and Chief Executive Officer sold his controlling interest in the Company to Yarek Bartosz. The details of the transaction are reported on a form 8-K filed on August 12, 2002.
The 39,200,000 shares sold to Yarek Bartosz were sold for a price of $.0041 per share, or $160,000. According to the Stock Purchase Plan attached to the Form 8-K as Exhibit A and incorporated herein by reference, Gust Kepler is required to use the $160,000 proceeds from the sale to pay of the debts of the company, and assume any lease obligations of the company. This includes the $28,500 in 18% senior secured notes and accrued interest including unpaid interest on converted notes in the amount of $59,097. It also includes the trade payables of the Company that are currently in excess of $77,500. The debt obligations personally assumed by Gust Kepler should approximate the purchase price. Even with the debts of the Company paid by Gust Kepler, Parallax is still not generating enough income to support its operations. If we are unable to raise sufficient working capital of at least $1,500,000, Parallax may reduce its planned operations and implement its further development at a reduced scale and a lesser pace, resulting in smaller sales volumes than currently planned. There can be no assurance that we will be able to raise additional funds on favorable terms, if at all.
The company announced on July 24, 2002 that artist TEK 3 would be released from their exclusive recording agreement due to criminal legal problems involving the front man Jamie Coffey. The nature of Coffey's legal troubles prevent him from touring with the band and impose other restrictions that make TEK 3 virtually unmarketable for 3rd party licensing agreements with major labels or independent touring programs.
The company does not currently have funds to fulfill its contractual agreement with artists Track 10 to record an album under the provisions of the Track 10 Exclusive Recording Agreement. As a result the company released Track 10 from their Exclusive Recording Artist Agreement on July 24th, 2002.

The Company is now reviewing its technology division to determine the viability of the CD Jewel Case Enclosure project and website Hitdial.com.

================================================================================
The above information contains certain forward-looking statements and information relating to the Company that is based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words
"anticipate," "believe," "estimate," "expect," and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties, and assumptions, including risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein. Factors that could cause results to differ include, but are not limited to, successful performance of internal plans, the impact of competitive services and pricing, and general economic risks and uncertainties.



PART II
OTHER INFORMATION

Item 2.
RECENT SALES OF UNREGISTERED SECURITIES
During the period beginning January 1, 2002 and ending June 30, 2002 the Company issued 6, 379,096 shares of common stock for financing purposes and as payment in lieu of cash for services as set forth below. No shares were issued to officers or directors of the Company.

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

================================================================================
On March 20, 2002, the Board of Directors approved a resolution for a private placement of the Company's Common Stock. The stock was sold at a 50 % discount to the closing bid price on the day of the sale. The following is a list of securities sold for cash during the period covered by this Form 10-QSB.

                           Date:         Close:      Amount:            Shares:

Lorin R. DeYoung            4/15/02      .06          $1,500             50,000

Ralph Shuck                4/10/02       .08          $2,000             50,000

Johnny R. Woodruff         4/14/02       .13          $1,000             15,385

Eric Thomas Peters         4/12/02       .13          $10,000           153,846

T.E. Werlin                6/19/02       .047         $2,500            106,383

John E. Beasley            6/21/02       .04          $1,000             50,000
================================================================================
Total                                                 $18,000           425,614


In all such issuances the Company relied upon the Private Placement Exemption under 4(2) of the Securities And Exchange Act of 1933.



Item 3.
-------

DEFAULTS UPON SENIOR SECURITIES.
See discussion under Part one, Item 2 above covering the $28,500 in 18% senior secured convertible notes that are past due.

================================================================================
Item 5.
-------

OTHER INFORMATION.

On May 29, 2002 William Kepler resigned as Vice President and Secretary of the Company.

As indicated in the Report 8-K filed on 8/12/2002, Yarek Bartosz is now the Chief Executive Officer, President, Secretary/Treasurer and Chief Financial Officer of the Company.

Item 6.
-------

EXHIBITS

                                Index to Exhibits


4              Stock purchase agreement between Gust Kepler and Yarek Bartosz.*

99.1 CEO/CFO Certification pursuant to 18 U.S.C. Section 1350 Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8-K, Filed 8/12/2002


REPORTS ON FORM 8-K

8-K dated 8/9/2002, filed 8/12/2002 stating change in control of the Company. Yarek Bartosz is now 51% owner of the Company with 39,200,000 shares. And stating change in officers and directors. Yarek Bartosz is now Chief Executive Officer, Chief Financial Officer, Secretary/Treasurer and President of the Company.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Parallax Entertainment, Inc.



Date: August 19, 2002                               By: /s/ Yarek Bartosz
                                                    ------------------------
                                                    Yarek Bartosz
                                                    President, CEO,and CFO