Form 10QSB/A
period 2002-06-30
PARALLAX ENTERTAINMENT INC
filed 2002-08-19
CIK 1083490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A



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
                                           ============    ============    ============    ============

                          PARALLAX ENTERTAINMENT, INC.
                             STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2002 and 2001



                                                           2002         2001
                                                         ---------    ---------
                                                              (Unaudited)

Cash flow from operating activities:
     Net loss                                            $(942,131)   $(310,037)
     Adjustments to reconcile net loss to net
        Cash used by operating activities:
        Depreciation                                         1,034        2,400
        Debt conversion expense                               --         85,500
        Stock issues for services                          769,176
        Changes in assets and liabilities:
         Accounts receivable trade                           2,175         --
         Receivables from related parties                   96,398      (49,565)
         Receivables from band members                      (7,049)     (12,818)
         Inventories                                        (1,181)      (5,435)
         Prepaid expenses and deposits                       7,424      (35,000)
         Accounts payable                                   30,223        2,693
         Accrued expenses                                    3,330       (1,034)
                                                         ---------    ---------
              Net cash used by operating activities        (40,601)    (323,296)
                                                         ---------    ---------

Cash flow from investing activities:
     Additions to equipment                                   --           (105)
                                                         ---------    ---------

Cash flows from financing activities:
     Bank overdraft                                                      (1,314)
     Proceeds from issuance of common stock                 52,000      435,000
     Net change in advances from principle stockholder      35,660      (13,060)
     Change in notes payable                               (25,000)      (2,000)
     Proceeds from convertible notes payable                  --           --
                                                         ---------    ---------
         Net cash provided by financing activities          62,660      418,626
                                                         ---------    ---------

Net change in cash and temporary investments                22,059       95,225

Cash and temporary investments at beginning of year          1,002         --
                                                         ---------    ---------

Cash and temporary investments at end of year            $  23,061    $  95,225


Supplemental disclosures of cash flow information:

     Interest paid                                       $    --      $    --

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