Form 10QSB
period 2002-09-30
PARALLAX ENTERTAINMENT INC
filed 2002-11-19
CIK 1083490

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                           Commission File No. 0-32585


                          Parallax Entertainment, Inc.
                 (Name of Small Business Issuer in its Charter)

                       Texas                       75-2713701
          ------------------------------        -------------------
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




Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [X ] No [ ]

As of November 13, 2002, 76,575,107 shares of Common Stock were outstanding.

                          PARALLAX ENTERTAINMENT, INC.

                                 BALANCE SHEETS

                                                          September 30,     December 31,
                                                                2002             2001
                                                          -------------    -------------
Assets                                                     (Unaudited)       (Audited)
Current assets:
      Cash                                                $         309    $       1,002
      Accounts receivable, trade                                   --                900
      Receivables from related parties                             --            106,908
      Advances to bands, less allowance of $27,503
           as of December 31, 2001                                 --             39,975
      Other current assets                                         --             17,385
                                                          -------------    -------------
Total current assets                                                309          166,170

Furniture and equipment, net                                       --              6,582

Other assets                                                       --              1,317
                                                          -------------    -------------
Total assets                                              $         309    $     174,069
                                                          =============    =============


Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses               $        --      $     110,894
      Notes payable                                                --              8,500
      Convertible notes payable                                    --             28,500
                                                          -------------    -------------
Total current liabilities                                          --            147,894

Note payable to affiliate                                          --             25,000
                                                          -------------    -------------
Total liabilities                                                  --            172,894

Commitments and contingencies                                      --               --

Stockholders' equity:
      Common stock, $.01 par value, 200,000,000 shares
           authorized, 76,575,107 and 61,905,940 shares
           issued and outstanding, respectively                 765,751          619,059
      Additional paid-in capital                              4,281,736        3,577,052
      Accumulated deficit                                    (5,047,178)      (4,194,936)
                                                          -------------    -------------
Total stockholders' equity                                          309            1,175
                                                          -------------    -------------
Total liabilities and stockholders' equity                $         309    $     174,069
                                                          =============    =============




                 See accompanying notes to financial statements.

                          PARALLAX ENTERTAINMENT, INC.

                            STATEMENTS OF OPERATIONS


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                   September 30,
                                                   2002            2001            2002            2001
                                              ------------    ------------    ------------    ------------
                                                       (Unaudited)                     (Unaudited)
Revenues                                      $      1,452    $      9,475    $     17,245    $     18,605

Expenses
     Cost of sales                                   1,205           8,748          15,679          19,288
     Recording costs                                   860            --            14,660           5,773
     Selling, general and administrative            75,850          91,289       1,002,170         308,062
                                              ------------    ------------    ------------    ------------
Total expenses                                      77,915         100,037       1,032,509         333,123
                                              ------------    ------------    ------------    ------------

Loss from operations                               (76,463)        (90,562)     (1,015,264)       (314,518)

Other income (expense):
     Interest expense                                 --            (1,665)         (3,330)         (5,031)
                                              ------------    ------------    ------------    ------------
Loss before extraordinary item                     (76,463)        (92,227)     (1,018,594)       (319,549)


Extraordinary item - Extinguishment of debt        166,352            --           166,352            --
                                              ------------    ------------    ------------    ------------
Net income (loss)                             $     89,889    $    (92,227)   $   (852,242)   $   (319,549)
                                              ============    ============    ============    ============


Earnings (loss) per share:
     Loss before extraordinary item           $      (0.00)   $      (0.00)   $      (0.01)   $      (0.02)
     Extinguishment of debt                           0.00            --              0.00            --
                                              ------------    ------------    ------------    ------------
     Net income (loss)                        $       0.00    $      (0.00)   $      (0.01)   $      (0.02)
                                              ============    ============    ============    ============


Weighted average number of
     common shares outstanding                  76,408,440      22,317,100      72,262,354      20,914,820
                                              ============    ============    ============    ============









                 See accompanying notes to financial statements.


                          PARALLAX ENTERTAINMENT, INC.

                            STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended September 30,
                                                                   2002              2001
                                                             -------------     -------------
Operating Activities
      Net loss                                               $    (852,242)    $    (319,549)
      Adjustments to reconcile net income loss to net cash
      unsed in operating activities:
          Depreciation                                               1,000             3,600
          Stock issued for services                                799,376              --
          Changes in assets and liabilities:
           Accounts receivable, trade                                  900             9,600
           Receivables from related parties                          7,582           (92,687)
           Advances to bands                                          --             (18,385)
           Other assets                                               --              (5,418)
           Prepaid expenses and deposits                              --             (33,498)
           Accounts payable and accrued expenses                   (60,471)            6,582
                                                             -------------     -------------
Net cash provided by (used in) operating activities               (103,855)         (449,755)
                                                             -------------     -------------

Investing Activities
      Purchase of equipment                                         (2,000)             (105)
                                                             -------------     -------------

Financing Activities
      Bank overdraft                                                  --              (1,314)
      Proceeds from issuance of common stock                        52,000           499,606
      Net change in advances from principal stockholder             53,162           (13,060)
      Notes payable                                                   --                --
      Payments on convertible notes payable                           --              (2,000)
                                                             -------------     -------------
Net cash provided by (used in) financing activities                105,162           483,232
                                                             -------------     -------------
Net increase (decrease) in cash                                       (693)           33,372

Cash at beginning of period                                          1,002              --
                                                             -------------     -------------

Cash at end of period                                        $         309     $      33,372
                                                             =============     =============


Supplemental Disclosure of Cash Flow Information
      Cash paid during the period for interest               $       3,330     $        --
                                                             =============     =============





                 See accompanying notes to financial statements.

                          PARALLAX ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.       SALE OF ASSETS AND LIABILITIES

On July 29, 2002, Gust Kepler transferred 39,200,000 shares of common stock of the Company which he owned to Yarek Bartosz in consideration of $160,000. Prior to transferring the foregoing 39,200,000 shares of common stock, Mr. Kepler owned 41,606,000 shares of common stock. Therefore, after the transaction, Mr. Kepler owns 2,406,000 of common stock. Further, after the foregoing transaction, there were 76,825,107 shares outstanding and Mr. Bartosz owns 51% of the total outstanding shares of the Company. As a result of the transaction, Mr. Kepler resigned as a member of the Company's board of directors and as an officer and Mr. Bartosz was appointed to the Board. Mr. Bartosz was appointed President, Chief Executive Officer, Secretary/Treasurer and Chief Financial Officer.

Concurrent with the transaction above, Mr. Kepler acquired all the assets and liabilities of the Company, aggregating net liabilities of $113,190 (including a $45,338 payable to Mr. Kepler) for a cash payment to the Company of $53,162. This transaction resulted in an extraordinary gain from extinguishment of debt of $166,352.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

From Parallax's inception through September 30, 2002, we have been unsuccessful in generating any material amount of revenue while incurring huge losses. We have relied primarily on capital raised from investors and the receipt of services in exchange for Parallax stock on which to operate. The following summary financial information illustrates our historic poor performance and poor prospects for the future:

                          9 months ended                   12 months ended
                           September 30                       December 31
                      2002             2001             2001             2000

Revenues            $ 1,452          $ 9,475       $   28,649         $ 31,430
Net Income          $89,889         ($92,227)     ($3,308,724)       ($597,527)
        (Loss)


As of September 30, 2002, Parallax had only $309.00 in cash. We Have not raised cash through the sale of private stock during the past quarter. We are barely able to cover our expenses from month to month . We still have not generated any significant revenues and unless we do so we will again run out of cash. ..Revenues have dropped significantly this year in comparison to the same period last year due to the fact that we have no current artists and have only been generating income from commissions on sales of merchandise and not record sales. It is doubtful that we will be able to continue to raise capital by selling our stock to investors if we do not sign new artists, however the company does not have the funds to record any new artists at this time. Our significant operating losses, working capital deficits and accumulated stockholders' equity deficits raise substantial doubt about our ability to continue as a going concern.


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

Management cites limited working capital and mounting debt as a major factor in the company's inability to implement its marketing strategy with its current artists. In an effort to save the Company from bankruptcy, on July 29, 2002, Gust Kepler, former President and Chief Executive Officer sold his controlling interest in the Company to Yarek Bartosz. The details of the transaction are reported on a form 8-K filed on August 12, 2002.

The 39,200,000 shares sold to Yarek Bartosz were sold for a price of $.0041 per share, or $160,000. According to the Stock Purchase Plan attached to the Form 8-K as Exhibit A and incorporated herein by reference, Gust Kepler was required to use the $160,000 proceeds from the sale to pay the debts of the company, and assume any lease obligations of the company. This includes the $28,500 in 18% senior secured notes and accrued interest including unpaid interest on converted notes in the amount of $59,097. It also includes the trade payables of the Company that were in excess of $77,500. Due to this transaction, the company currently has no debt liabilities or lease obligations. Any receivables for advances to bands were forgiven against a payable to Gust Kepler for personal funds used to pay the debt of the Company. Office equipment, furniture, inventory and rights to previous recordings and provisional patents were also purchased by Gust Kepler in exchange for the payable to him. Even with the debts of the Company paid by Gust Kepler, Parallax is still not generating enough income to support its operations. If we are unable to raise sufficient working capital, Parallax may reduce its planned operations and implement its further development at a reduced scale and a lesser pace, resulting in smaller sales volumes than currently planned. There can be no assurance that we will be able to raise additional funds on favorable terms, if at all.

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

The company does not currently have funds to fulfill its contractual agreement with artists Track 10 to record an album under the provisions of the Track 10 Exclusive Recording Agreement. As a result the company released Track 10 from their Exclusive Recording Artist Agreement on July 24th, 2002. The company is currently seeking new artists and believes once an artist with a good fan base is signed it will be easier to raise additional capital.


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

Item 3.           CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures

The management of the Company, Yarek Bartosz, CEO, CFO, and President of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, Mr. Bartosz concluded that, as if the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)      Changes in internal controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.



PART II
                                OTHER INFORMATION
Item 1.
-------

LEGAL PROCEEDINGS
Not applicable

Item 2.
-------

CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3.
-------

DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.
-------

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the shareholders was held on Friday, September 27, 2002 at 10:00 a.m. (Pacific Daylight time) at #217, 11625 Calgary, Alberta, Canada, T2W 1G8 for shareholders of record on September 4, 2002, for the purposes of:

Electing one director to serve a term of one year.
Yarek Bartosz nominated and elected.
Nine shareholders representing over 51% of outstanding shares cast their votes for Yarek Bartosz. The remainder of shareholders did not respond.

To ratify and confirm the appointment of Whitley Penn, Certified Public Accountants, as Auditors for the fiscal year 2003.

Nine shareholders representing over 51% of outstanding shares cast their votes for ratification and confirmation of Whitley Penn. The remainder of shareholders did not respond.

A Proxy Statement was filed with the Securities and Exchange Commission on September 5, 2002 and is hereby incorporated by reference.

Item 5.
-------

OTHER INFORMATION

Not Applicable


Item 6.
-------

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
                           Index to Exhibits

4        Stock purchase agreement between Gust Kepler and Yarek Bartosz*

10       Schedule 14A Information/Proxy Statement**

99.1     CEO/CFO  Certification  pursuant to 18 U.S.C.  Section 1350 pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8-K, Filed 8/12/2002
**Incorporated by reference to Schedule 14A Information, Filed 9/5/2002

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

                                        Parallax Entertainment, Inc.


Date: November 19, 2002                 By: /s/ Yarek Bartosz
                                           ----------------------
                                           Yarek Bartosz
                                           President, CEO,and CFO