Form 10KSB
period 2002-12-31
PARALLAX ENTERTAINMENT INC
filed 2003-03-19
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	__________	to	__________
	Commission File Number	000-32585

PARALLAX ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS	75-2713701
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9521 21st Street SE Calgary, Alberta CANADA T2C 4B1
(Address of principal executive offices)

(403) 720-8550 (Issuer's telephone number)

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	[ x ]	No	[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [   ]

State Issuer's revenues for its most recent fiscal year.   December 31, 2002 - $17,245.

The current market value of the common stock held by non-affiliates on March 7, 2003 is $16,582. There are approximately 75,371 shares of common voting stock of the Registrant held by non-affiliates. There is no public market for the Registrant's securities so these shares have been valued at par value of $0.0001 per share.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
      Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 7, 2003 - 153,771 shares of Common Stock

Transitional Small Business Issuer Format
YES	[ x ]	NO	[ ]

PART I

General

We were incorporated in the State of Texas on October 11, 1996. We were engaged in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats.

On July 29, 2002, Gust Kepler transferred 39,200,000 shares of common stock which he owned to Yarek Bartosz in consideration of $160,000. Prior to transferring the foregoing 39,200,000 shares of common stock Mr. Kepler owned 41,606,000 shares of common stock. Therefore after the foregoing transaction, Mr. Kepler owns 2,406,000 shares of common stock. Further, after the foregoing transaction, there were 76,825,107 shares outstanding and the Mr. Bartosz owns 51% of the total outstanding shares of the Company. On January 27, 2003 we reverse split our shares on a 1 for 500 basis. The foregoing figures do not reflect the reverse stock split. The figures following this paragraph do reflect the reverse stock split.

We maintain our business office at 9521 21st Street SE, Calgary, Alberta, Canada T2C 4B1. Our telephone number is (403) 720-8550. Our offices are donated rent-free by our president. There is no monthly rental. Thereafter, we ceased our recorded music business and are currently engaged in the business of seeking one or more business opportunities or properties to enhance shareholder value.

Background

We have discontinued all operations related to licensing, acquiring, marketing, and distributing recorded music. We are currently seeking a business opportunity to acquire or merge with. Our business activities must be considered in the early development stages of embarking upon a new venture. Prospective investors should be aware of the difficulties encountered by such new enterprises, as we faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of our company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which we will be operating.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We can now be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plans to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange we anticipate that the business opportunities presented to us will

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-

be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

- - -

management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our lack of financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
-

Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

-

Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-

The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as

-	a description of products
-	services and company history
-	management resumes
-	financial information
-	available projections, with related assumptions upon which they are based
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto
-	present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-	a description of present and required facilities
-	an analysis of risks and competitive conditions
-	a financial plan of operation and estimated capital requirements
-

audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our sole officer and director

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-

acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-

acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

-	leases, purchase and sale agreements,
-	licenses,
-	joint ventures and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require

-	specific representations and warranties by all of the parties thereto,
-	specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-	outline the manner of bearing costs if the transaction is not closed,
-	set forth remedies upon default, and
-	include miscellaneous other terms.

We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Employees

We are considered a development stage company and currently have no employees. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our sole officer and director prior to, or at the same time as the completion of a business acquisition.

Risk Factors

1.   Because our sole officer and director will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

We have no cash. Our sole officer and director is unwilling to loan any money to us. This means that there is doubt that we can continue as an ongoing business for the next twelve months.

2.   We lack an operating history and have losses, which we expect to continue into the future.

We were incorporated in October 1996, and we have started our proposed business operations and realized very limited revenues. We have a very limited operating history upon which an evaluation of our future success or failure can not be made. Our combined net losses for 2001 and 2002 are $4,166,290. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

-	our ability to find a merger or acquisition candidate
-	our ability to generate revenues
-	our ability to consummate a merger or acquisition

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with location and acquisition of a desirable business candidate. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to cease operations.

3.   We have no funds and do not have full-time management that can conduct a complete and exclusive investigation and analysis of any target merger or acquisition candidate.

We may not find a suitable candidate. It is impracticable to conduct a complete and exclusive investigation and analysis of any target business with no funds. Our management decisions will likely make decisions without detailed feasibility studies, independent analysis or market surveys.

4.   Because Mr. Bartosz will only be devoting 10% of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

Because Mr. Bartosz, our sole officer and director will only be devoting 10% of this time to our operations, our operations may be sporadic and occur at times that are convenient to Mr. Bartosz. As a result, the location and acquisition of a desirable business opportunity may be periodically interrupted or suspended.

5.   We are a penny stock.

Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell our shares. Also, the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker/dealers who sell our securities to persons other than certain accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock and it may effect the level of news coverage you receive.

6.   Mr. Bartosz controls our company.

Mr. Bartosz owns 39,200,000 shares. As a result, Mr. Bartosz will be able to elect all of our directors and control our operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. This means that existing shareholders will not be expanding their ownership. Further, the concentrated control in the hands of Mr. Bartosz may inhibit a change of control and may adversely affect the market price of your common stock.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Our administrative office is located at 9521 21st Street SE, Calgary, Alberta, Canada T2C 4B1, telephone (403) 720-8550. Our offices are donated rent-free by our president. There is no monthly rental. We have no real property.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

At March 7, 2002, we had 47 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "PLXE." The table shows the high and low bid of our company's common stock:

Quarter ended
2001	High Bid	Low Bid
March 31	$3.15	$3.00
June 30	$25.25	$1.25
September 30	$35.00	$25.00
December 31	$60.00	$7.50
2002
March 31	$75.00	$20.00
June 30	$40.50	$0.50
September 30	$8.50	$0.15
December 31	$1.05	$0.002

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 153,771 shares of common stock outstanding as of March 7, 2003, 78,400 shares are owned by our sole officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Penny Stock Rules

Our company's shares are covered by Section 15(g) of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are subject to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon our examination of information at our disposal we have determined that all officers, directors and holders of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Exchange Act with the exception of Yarek Bartosz. Mr. Bartosz intends to file such reports within the next 60 days.

Securities authorized for issuance under equity compensation plans

There are no equity compensation plans.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We currently have no working capital. We are relying on loans from our sole officer and director and will continue to do so until we complete an acquisition or merger.

On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and debt financing. While we will be receiving sufficient infusions of capital from our sole officer and director, we will not be generating any revenues until the completion of a merger or acquisition and we will not take any action to acquire debt financing other than infusions of capital from our sole officer and director.

Plan of Operation.

We are in a development stage and have not conducted any operations since cease our recorded music operations. We will be relying on cash infusions from our sole officer and director in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Texas. Other than the foregoing, we do not anticipate spending any money.

We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

We seek acquisition or merger candidates with ongoing operations. As of December 31, 2002, we had not identified any such candidates.

Results of Operations year ended December 31, 2002 verses the year ended December 31, 2001.

We had operating revenues of $17,245 generated during the year ended December 31, 2002 compared with $28,649 for the year ended December 31, 2001. Operating expenses decreased to $1,037,833 for the year ended December 31, 2002 compared to $3,329,872 for the year ended December 31, 2001. Our net loss decreased to $(857,566) for the year ended December 31, 2002 compared with a loss of $(3,308,724) for the year ended December 31, 2001.

Again we are no longer in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Accordingly, the foregoing information will not be indicative of our future operations.

Liquidity and Capital Resources

We have no assets and liabilities of $5,015.

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our sole officer and director.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS
INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheet Statement of Operations Statement of Stockholder's Equity (Deficit) Statement of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6 - F-11

PART I.

Item 1.

INDEPENDENT AUDITOR'S REPORT

To Board of Directors and Stockholders
Parallax Entertainment, Inc.

I have audited the accompanying balance sheets of Parallax Entertainment, Inc. as of December 31, 2002 and for 2001 was audited by Jackson & Rhodes P.C., with an independent auditors' report dated on April 3, 2002, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallax Entertainment, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Calgary, Alberta February 11, 2002	/s/ John Geib John Geib Chartered Accountant

PARALLAX ENTERTAINMENT, INC. BALANCE SHEETS
December 31, 2002 and 2001	US $ 2002	US $ 2001
ASSETS
CURRENT
Cash	$-	$1,002
Accounts receivable, trade	-	900
Receivables from related parties (Note 8)	-	106,908
Advances to bands, less allowances of $7,456 as of December 31, 2001	-	39,975
Other current assets	-	17,385
	-	166,170
Furniture and equipment	-	17,592
Less accumulated amortization	-	(11,010)
	-	6,582
Deposits	-	1,317
	$-	$174,069

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$5,015	$110,894
Notes payable (Note 5)	-	8,500
Convertible notes payable (Note 6)	-	28,500
	5,015	147,894
Note payable to affiliate (Note 8)	-	25,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 200,000,000 shares authorized; $0.01 par value; 153,177 and 123,812 shares issued and outstanding, respectively	1,532	1,238
Additional paid in capital	5,045,955	4,194,873
Accumulated deficit	(5,052,502)	(4,194,936)
	(5,015)	1,175
	$-	$174,069

(The accompanying notes are an integral part of these financial statements)
F-2

PARALLAX ENTERTAINMENT, INC. STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002 and 2001	US $ 2002	US $ 2001

REVENUES	$17,245	$28,649

EXPENSES
Cost of sales	15,679	21,828
Recording costs	14,660	8,048
Selling, general and administrative	1,007,494	3,299,996
	1,037,833	3,329,872

LOSS FROM OPERATIONS OTHER EXPENSE	(1,020,588)	(3,301,223)
Interest expense	(3,330)	(7,501)

LOSS BEFORE EXTRAORDINARY ITEM	(1,023,918)	(3,308,724)
Extraordinary item - Extinguishment of debt	166,352	-

NET LOSS FOR THE YEAR	$(857,566)	$(3,308,724)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(5.80)	$(56.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	147,755	58,892

(The accompanying notes are an integral part of these financial statements) F-3

PARALLAX ENTERTAINMENT, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the Years Ended December 31, 2002 and 2001
		US $	US $	US $	US $
	Common Stock Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2000	35,553	$355	$790,350	$(886,212)	$(95,507)

Stock issued for cash	11,660	117	524,289	-	524,406

Stock issued for consulting fees	76,600	766	2,880,234	-	2,881,000

Net loss	-	-	-	(3,308,724)	(3,308,724)

Balance, December 31, 2001	123,813	1,238	4,194,873	(4,194,936)	1,175

Stock issued for services	26,295	263	799,113	-	799,376

Stock issued for cash	3,069	31	51,969	-	52,000

Net loss	-	-	-	(857,566)	(857,566)

Balance, December 31, 2002	153,177	$1,532	$5,045,955	$(5,052,502)	$(5,015)

(The accompanying notes are an integral part of these financial statements) F-4

PARALLAX ENTERTAINMENT, INC. STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002 and 2001	US $ 2002	US $ 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(857,566)	$(3,308,724)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	1,000	3,600
Stock issued for services	799,376	2,881,000
Changes in assets and liabilities:
Accounts receivable	900	(109,084)
Other current assets	7,582	(15,639)
Accounts payable and accrued liabilities	(55,456)	16,817

	(104,164)	(532,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(1,314)
Proceeds from issuance of common stock	52,000	524,406
Net change in advances from principal stockholder	53,162	11,940
Payments from convertible notes payable	-	(2,000)
	105,162	533,032
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(2,000)	-

NET INCREASE (DECREASE) IN CASH	(1,002)	1,002

CASH, BEGINNING OF THE YEAR	1,002	-

CASH, END OF THE YEAR	-	1,002

Interest paid	$3,300	$7,501

(The accompanying notes are an integral part of these financial statements) F-5

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS For the Years Ended December 31, 2002 and 2001

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

Parallax Entertainment, Inc. (hereinafter "the Company") filed for incorporation on October 11, 1996 under the laws of the state of Texas. The Company's business plan is to produce, license, acquire, market and distribute high quality recorded music for a variety of music formats, including, but not limited to, rock, alternative rock and progressive music under the Parallax Records label.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

(a)     Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

(b)     Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated accounts.

(c)     Foreign Currency Transactions

Through the course of business, the Company has received services that were billed in a currency other than the United States dollar, the Company's functional currency. Management has elected to value foreign currency transactions at average rates of exchange in effect during the reporting period. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

(d)     Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short term investments securities purchased with a maturity of three months or less to be cash equivalents.

(e)     Furniture and Equipment

Furniture and equipment are stated at cost. Amortization are computed using the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS For the Years Ended December 31, 2002 and 2001

(f)     Advances to Bands

Advances made to bands are generally pre-performance advances for tour vehicles, instruments, sound and lighting technicians, etc. These advances are payable to the Company regardless of the personal revenue of the artists. The Company evaluates the artist's ability to repay the advances based on the revenue historically produced by the artist's performances. The Company does not make an advance to an artist in excess of what the Company believes can be recouped from the artist's performance income.

(g)     Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(h)     Impaired Asset Policy

In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets". In complying with this standard, the Company reviews its long-lived assets quarterly to determinate if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2002.

(i)     Revenue Recognition

The Company sells records and merchandise (t-shirts, posters, and other band paraphernalia) via three separate mediums - booths set up at musical events, through distributors on a consignment basis, and through retailers not on a consignment basis. Records and merchandise sales at musical events are cash sales and are recognized when payment is received. Records and merchandise sold through a distributor on a consignment basis are recognized when the distributor notifies the Company that a sale has been made. Records and merchandise sold through retailers not on a consignment basis are not returnable and are recognized in the period they are delivered to the buyer.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS For the Years Ended December 31, 2002 and 2001

The Company is not currently producing revenue from artitst membership sales, commissions on Internet sales, advertising sales, or sales from selling target market information. When the Company begins to produce these revenues, they will be realized as follows:
a. b. c. d.

Artist membership sales will be recognized over the period of the membership.
Commissions on Internet sales will be recognized after the product has been shipped.
Advertising sales will be recognized over the period of the ad.
Target market information sales will be recognized when the information has been delivered to the buyer.

(j)     Advance Royalties and Recording Costs

Advance royalties and recording costs have been charged to expense as incurred because, based on performance and current popularity of the Company's artists, it is not possible to determine if the advances and recording costs will be collectible from future royalties.

(k)     Provision for Taxes

At December 31, 2002, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

(l)     Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per shares was the same, as there were no common stock equivalents outstanding.

(m)     Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operation losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $5,052,502 as of December 31, 2002. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS For the Years Ended December 31, 2002 and 2001

3.     SALE OF ASSETS AND LIABILITIES

On July 29, 2002, Gust Kepler transferred 39,200,000 shares of common stock of the Company which he owned to Yarek Bartosz in consideration of $160,000. Prior to transferring the foregoing 39,200,000 shares of common stock, Mr. Kepler owned 41,606,000 shares of common stock. Therefore, after the transaction, Mr. Kepler owns 2,406,000 of common stock. Further, after the foregoing transaction, there were 76,852,107 shares outstanding and Mr. Bartosz owns 51% of the total outstanding shares of the Company. As a result of the transaction, Mr. Kepler resigned as a member of the Company's board of directors and as an officer and Mr. Bartosz was appointed to the Board. Mr. Bartosz was appointed President, Chief Executive Officer, Secretary/Treasurer and Chief Financial Officer.

Concurrent with the transaction above, Mr. Kepler acquired all the assets and liabilities of the Company, aggregating net liabilities of $113,190 (including a $45,338 payable to Mr. Kepler) for a cash payment to the Company of $53,162. This transaction resulted in an extraordinary gain from extinguishment of debt of $166,352.

4.     INCOME TAXES

The Company has net operating loss carryforwards for tax purposes of approximately $2,750,000 at December 31, 2002. These carryforwards will expire, if not utilized in 2011-2017. At December 31, 2002 and 2001, the Company had a deferred tax asset of $1,040,000 and $720,000, respectively, attributable to the loss carryforward which was offset entierly by a valuation allowance of an equal amount.

5.     NOTES PAYABLES

In February 1999, the Company borrowed $8,500 from an investor in accordance with a note that is unsecured, earns interest at 12% per year and was due on February 15, 2000. The note was paid with the transaction described in note 3.

6.     CONVERTIBLE NOTES PAYABLE

The convertible notes payable earn interest at 12% and were due at various dates through December 29, 1999. The interest rates on the convertible notes increased to 18% after the notes became past due. The notes are collateralized by the Company's inventory and the Company's royalty, publishing, copyright, trademark, mechanical, reproduction or other rights the Company may have in and to any song, record, album, lyrics, music or combination thereof of any artist, group or band of musicians.

The notes were convertible at the option of the holders into common stock of the Company at the rate of $5.00 principal amount of note for four shares of common stock. The election to convert must be made on or before approximately October 18, 2000. The notes were paid with the transaction described in note 3.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS For the Years Ended December 31, 2002 and 2001

7.     COMMON STOCK

During the year ended December 31, 2001, the Comapny had a 20 for 1 stock split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

During the year ended December 31, 2001, the Company issued an additional 11,660 shares of common stock for proceeds of $524,406.

During the year ended December 31, 2001, the Company issued 76,600 shares of common stock for prepaid consulting fees valued at $2,881,000.

During the year ended December 31, 2002, the Company issued 3,069 shares of common stock for proceeds of $52,000.

During the year ended December 31, 2002, the Company issued 26,295 shares of common stock for prepaid consulting fees valued at $799,376.

After the year ended December 31, 2002, the Company had a 1 for 500 reverse stock split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse split.

The Company has reserved 58,000 shares for issuances of "S-8 stock" or stock option.

8.     RELATED PARTIES

The Company leased office space on a month-to-month basis from a company owned by the principal stockholder of the Company until September 2002. Rent expense amounted to $1,502 per month.

Related party receivable and payable are non-interest bearing advances.

During the year ended December 31, 2001, the Company issued 60,000 shares to the principal stockholder as consulting fees for services. The shares were valued at $2,100,000.

Note payable to affiliate consisted of two notes payable to an affiliated company bearing interest at 7%, the principal balance of $25,000 was paid with the transaction described in note 3.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS For the Years Ended December 31, 2002 and 2001

9.     COMMITMENTS AND CONTINGENCIES

Recording Agreements

The Company has entered into an Esclusive Recording Artist Agreement with three artists. These agreements provide that the Company will advance the recording costs of music albums and, in some instances, will make advances in excess of recording costs. Advances are recoupable against royalties owed to artists. Royalties generally vary between 16% to 22% of wholesale prices received from the sale of music products. The contracts provide the Company the option of extending the term of agreements. Management of the Company is currently evaluating its option under the agreements.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial statements is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short term maturity of the instruments. The fair value of notes payable approximates carrying value based on their effective interest rates compared to current market rates.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)   On January 8, 2003, the accounting firm of Whitley Penn, formerly, Jackson & Rhodes P.C. was dismissed by our board of directors as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between our company and Whitley Penn. Whitley Penn was dismissed because we determined that it was in our best interests to have our auditor located in Calgary, Alberta where our corporate headquarters is located.

(b) The report of Whitley Penn, formerly, Jackson & Rhodes P.C. on our financial statements as of and for the years ended December 31, 2001 and 2000 did not contain an adverse, qualified or disclaimer of opinion. However, the reports did contain an explanatory paragraph wherein Whitley Penn expressed substantial doubt about our ability to continue as a going concern.

(c) Whitley Penn, formerly, Jackson & Rhodes P.C. furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements made by us in our Form 8-K as filed with the Securities and Exchange Commission on January 10, 2003.

(d) At our board meeting on January 8, 2003, our board of directors engaged John J. Geib, Chartered Accountant, Southcentre Executive Tower, 405, 11012 Macleod Trail South, Calgary, Alberta, Canada T2J 6A5 as our independent auditor for our fiscal year ending December 31, 2002. John J. Geib accepted such appointment on January 9, 2003. Prior to his appointment, we did not consult with John J. Geib on any matters related to accounting or the type of opinion he may issue.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age and position held by our sole director and officer is as follows:

Name and Address	Age	Positions

Yarek Bartosz 9521 21st Street SE Calgary, Alberta Canada T2C 4B1	36	president, chief executive officer, secretary/treasurer, chief accounting officer and sole member of the board of directors

Mr. Bartosz has held his position as our sole officer and director since July 29, 2002, and is expected to hold his office/position until the next annual meeting of our stockholders.

Background of Officers and Directors

Mr. Bartosz has been the president, chief executive officer, secretary/treasurer, chief financial officer and our sole member of the board of directors, since July 2002. Since August 2002, Mr. Bartosz has been the president, chief executive officer, secretary/treasurer, chief financial officer and our sole member of the board of directors, of Visions In Glass, Inc. Since August 1997, Mr. Bartosz has owned and operated Public Company Advisor's Inc. Public Company Advisor's Inc. business is to create, purchase, reorganize, merge and sell public companies.

Conflicts of Interest

We believe that Yarek Bartosz will be subject to conflicts of interest. The conflicts of interest arise from Mr. Bartosz's devotion of duties to other businesses unrelated to ours.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers (the "Named Executive Officer") during the three most recent fiscal years.

Summary Compensation Table

Long Term Compensation

		Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)

Yarek Bartosz President, Secretary- Treasurer & Director	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Gust Kepler President & Director (resigned July 2002)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 4,200 0	0 0 0	0 0 0

William R. Kepler Vice President (resigned July 2002)	2002 2001 2000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1]   All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by our sole officer or director in fiscal 2002.

Long-Term Incentive Plan Awards

The following table sets forth certain information regarding long-term incentive awards granted during 2002 to the Named Officers:

Name	Number of Shares, Units or Other Rights #	Performance or Other Period Until Maturation or Payout	Estimated Future Payments under Non-Stock Price-Based Plans
			Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)
Gust C. Kepler	0	0	0	0	0
William Kepler	0	0	0	0	0
Yarek Bartosz	0	0	0	0	0

Compensation of Directors.

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to our sole our officer until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our sole officer until fiscal 2003. We do not intend to pay any additional compensation to our sole director. As of the date hereof, we have not entered into employment contracts with our sole officer and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Texas.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 23, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our sole director and officer as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Position	Percent Of Class
Yarek Bartosz	78,400	president, chief executive officer, secretary/treasurer, chief financial officer and a member of the board of directors	50.98%
All officers and Directors as a Group (1 Person)	78,400		50.98%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since our inception, Gust Kepler, our former president and principal shareholder, made non-interest bearing loans to us in the aggregate principal amount of $89,142 for working capital.

Until July 2002, we leased office space on a month-to-month basis for $1,501.62 per month from Glance, Inc., a company owned by Gust C. Kepler, our former president and principal shareholder. We believe that this arrangement is no less favorable to our company than is available from unrelated third parties.

In November 2001, two loans in the amount of $12,500 each bearing 7% interest and payable in two years were made to us by Hitdial, Inc. Hitdial, Inc. is a Texas corporation owned solely by Gust C. Kepler.

We issued to Gust C. Kepler, our former president and director, 60,000 shares in October 2001 for services as our president. Mr. Kepler acted as a promoter in our initial and second SCOR offerings. The offerings were registered with the Texas Securities Board. We relied on Rule 504 of Regulation D as its exemption from the registration requirements of the Securities Act of 1933.

On July 29, 2002, Gust Kepler transferred 78,400 shares of common stock which he owned to Yarek Bartosz in consideration of $160,000. Prior to transferring the foregoing 78,400 shares of common stock Mr. Kepler owned 83,212 shares of common stock. Therefore after the foregoing transaction, Mr. Kepler owns 4,812 shares of common stock. Further, after the foregoing transaction, there were 153,771 shares outstanding and the Mr. Bartosz own 50.98% of the total outstanding shares of our company.

July 29, 2002, Mr. Kepler acquired all of our assets and assumed all of our liabilities.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

Two reports on Form 8-K have been filed. The following event was reported on August 12, 2002:

On July 29, 2002, Gust Kepler transferred 78,400 shares of common stock which he owned to Yarek Bartosz in consideration of $160,000. Prior to transferring the foregoing 78,400 shares of common stock Mr. Kepler owned 83,212 shares of common stock. Therefore after the foregoing transaction, Mr. Kepler owns 4,812 shares of common stock. Further, after the foregoing transaction, there were 153,771 shares outstanding and the Mr. Bartosz own 50.98% of the total outstanding shares of our company.

Further, Gust Kepler resigned as a member of our board of directors and as an officer and Yarek Bartosz was appointed to our board of directors. Mr. Bartosz was appointed president, chief executive officer, secretary/treasurer and chief financial officer.

The following event was reported on January 10, 2003:

(a)   On January 8, 2003, the accounting firm of Whitley Penn, formerly, Jackson & Rhodes P.C. was dismissed by our board of directors as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between our company and Whitley Penn. Whitley Penn was dismissed because we determined that it was in our best interests to have our auditor located in Calgary, Alberta where our corporate headquarters is located.

(b)   The report of Whitley Penn, formerly, Jackson & Rhodes P.C. on our financial statements as of and for the years ended December 31, 2001 and 2000 did not contain an adverse, qualified or disclaimer of opinion. However, the reports did contain an explanatory paragraph wherein Whitley Penn expressed substantial doubt about our ability to continue as a going concern.

(c)   Whitley Penn, formerly, Jackson & Rhodes P.C. furnished us with a letter addressed to the Securities and Exchange Commission stating it agreed with the statements made by us in our Form 8-K as filed with the Securities and Exchange Commission on January 10, 2003.

(d)   At our board meeting on January 8, 2003, our board of directors engaged John J. Geib, Chartered Accountant, Southcentre Executive Tower, 405, 11012 Macleod Trail South, Calgary, Alberta, Canada T2J 6A5 as our independent auditor for our fiscal year ending December 31, 2002. John J. Geib accepted such appointment on January 9, 2003. Prior to his appointment, we did not consult with John J. Geib on any matters related to accounting or the type of opinion he may issue.

Exhibits

The following exhibits are incorporated herein by reference from the Registrant's Form 10SB registration statement filed with the Securities and Exchange Commission, SEC file #000-32585 on April 23, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1 3.2	Certificate and Articles of Incorporation filed with the Texas Secretary of State Bylaws

ITEM 14.   CONTROLS AND PROCEDURES

We maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our company's Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of March, 2003.

PARALLAX ENTERTAINMENT, INC. (Registrant)
BY:	/s/ Yarek Bartosz Yarek Bartosz, President, Principal Executive Officer, Secretary/Treasurer, Principal Financial Officer and member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Yarek Bartosz Yarek Bartosz	President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors	03/19/2003

CERTIFICATION

I, Yarek Bartosz, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Parallax Entertainment, Inc.:

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 19th day of March, 2003.

/s/ Yarek Bartosz Yarek Bartosz Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Parallax Entertainment, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Yarek Bartosz, chief executive officer and chief financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 19th day of March, 2003.

/s/ Yarek Bartosz Yarek Bartosz Chief Executive Officer and Chief Financial Officer