Form 10QSB
period 2003-03-31
PARALLAX ENTERTAINMENT INC
filed 2003-05-15
CIK 1083490

==================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from	__________	to	__________
	Commission File Number	000-32585

PARALLAX ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS	75-2713701
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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
Yes [X] No [   ]

==================================================================================

PART I.

Item 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of Parallax Entertainment, Inc. as of March 31, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the period ended December 31, 2002 were audited by me and I expressed an unqualified opinion on them in my report dated February 11, 2003. I have not performed any auditing procedures since that date.

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

Calgary, Alberta May 6, 2003	/s/ John Geib Chartered Accountant

PARALLAX ENTERTAINMENT, INC.
BALANCE SHEET
	US $ March 31, 2003 (unaudited)	US $ December 31, 2002
ASSETS
	$-	$-

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$6,766	$5,015
Due to director (Note 6)	336	-
	7,102	5,015
STOCKHOLDERS' DEFICIENCY
Common stock, 200,000,000 shares authorized; $0.01 par value;
153,177 shares issued and outstanding	1,532	1,532
Additional paid in capital	5,045,955	5,045,955

Accumulated deficit	(5,054,589)	(5,052,502)
	(7,102)	(5,015)
	$-	$-

(The accompanying notes are an integral part of these financial statements) F-2

PARALLAX ENTERTAINMENT, INC.
STATEMENT OF OPERATIONS
	US $ Three Months Ended March 31, 2003 (unaudited)	US $ Year Ended December 31, 2002

REVENUES	$-	$17,245

EXPENSES

Cost of sales	-	15,679
Recording costs	-	14,660
Selling, general and administrative	2,087	1,007,494
	2,087	1,037,833

LOSS FROM OPERATIONS	(2,087)	(1,020,588)
OTHER EXPENSE
Interest expense	-	(3,330)
LOSS BEFORE EXTRAORDINARY ITEM	(2,087)	(1,023,918)
Extraordinary item - Extinguishment of debt	-	166,352
NET LOSS FOR THE PERIOD	$(2,087)	$(857,566)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.01)	$(5.80)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	153,177	147,755

(The accompanying notes are an integral part of these financial statements) F-3

PARALLAX ENTERTAINMENT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY Unaudited For the Three Months Ended March 31, 2003

		US$	US$	US$	US$
	Common Stock Number		Additional Paid-in	Accumulated
	of Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	123,813	$1,238	$4,194,873	$(4,194,936)	$1,175

Stock issued for services	26,295	263	799,113	-	799,376

Stock issued for cash	3,069	31	51,969	-	52,000

Net loss	-	-	-	(857,566)	(857,566)

Balance, December 31, 2001	153,177	1,532	5,045,955	(5,052,502)	(5,015)

Three months Ended March 31, 2003	-	-	-	(2,087)	(2,087)

Balance, March 31, 2003	153,177	$1,532	$5,045,955	$(5,054,589)	$(7,102)

(The accompanying notes are an integral part of these financial statements) F-4

PARALLAX ENTERTAINMENT, INC.
STATEMENT OF CASH FLOWS
	US$ Three Months Ended March 31, 2003 (unaudited)	US$ Year Ended December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,087)	$(857,566)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	-	1,000
Stock issued for services	-	799,376
Changes in assets and liabilities:
Accounts receivable	-	900
Other current assets	-	7,582
Accounts payable and accrued liabilities	1,751	(55,456)
	(336)	(104,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	52,000
Net change in advances from principal stockholder	336	53,162
	336	105,162
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,000)

NET DECREASE IN CASH	-	(1,002)

CASH, BEGINNING OF THE PERIOD	-	1,002

CASH, END OF THE PERIOD	$-	$-

Interest paid	$-	$3,300

(The accompanying notes are an integral part of these financial statements) F-5

PARALLAX ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS Unaudited For the Three Months Ended March 31, 2003

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Parallax Entertainment, Inc. (hereinafter "the Company") filed for incorporation on October 11, 1996 under the laws of the state of Texas. We have discontinued all operations related to licensing, acquiring, marketing and distributing recorded music. We are currently seeking a business opportunity to acquire or merge with. The Company's fiscal year end is December 31st.

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

(e)     Derivative Instruments

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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

PARALLAX ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS Unaudited For the Three Months Ended March 31, 2003

(f)     Revenue Recognition

The Company sold records and merchandise (t-shirts, posters, and other band paraphernalia) via three separate mediums - booths set up at musical events, through distributors on a consignment basis, and through retailers not on a consignment basis. Records and merchandise sales at musical events were cash sales and were recognized when payment was received. Records and merchandise sold through a distributor on a consignment basis were recognized when the distributor notifies the Company that a sale had been made. Records and merchandise sold through retailers not on a consignment basis were not returnable and were recognized in the period they were delivered to the buyer.

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

(g)     Advance Royalties and Recording Costs

Advance royalties and recording costs had been charged to expense as incurred because, based on performance and current popularity of the Company's artists, it was not possible to determine if the advances and recording costs will be collectible from future royalties.

(h)     Provision for Taxes

At March 31, 2003, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

(i)     Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per shares was the same, as there were no common stock equivalents outstanding.

(j)     Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operation losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $5,054,589 as of March 31, 2003. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PARALLAX ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS Unaudited For the Three Months Ended March 31, 2003

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

4.   INCOME TAXES

The Company has net operating loss carryforwards for tax purposes of approximately $2,750,000 at March 31, 2003. These carryforwards will expire, if not utilized in 2011-2017. At March 31, 2003, the Company had a deferred tax asset of $1,040,000 attributable to the loss carryforward which was offset entirely by a valuation allowance of an equal amount.

5.   COMMON STOCK

During the year ended December 31, 2002, the Company issued 3,069 shares of common stock for proceeds of $52,000.

During the year ended December 31, 2002, the Company issued 26,295 shares of common stock for prepaid consulting fees valued at $799,376.

During the period ended March 31, 2003, the Company had a 1 for 500 reverse stock split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse split.

The Company has reserved 58,000 shares for issuances of "S-8 stock" or stock option.

6.   RELATED PARTIES

The Company leased office space on a month-to-month basis from a company owned by the principal stockholder of the Company until September 2002. Rent expense amounted to $1,502 per month.

The amount due to director of $336 is non-interest bearing, unsecured and is due on demand. However, the director has indicated that he will not request repayment of this amount within the next fiscal year. Consequently, this amount has been classified as a non-current liability in the accompanying financial statements.

PARALLAX ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS Unaudited For the Three Months Ended March 31, 2003

7.   COMMITMENTS AND CONTINGENCIES

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

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Results of Operations year ended December 31, 2002 verses the year ended December 31, 2001.

We had operating revenues of $0 generated during the quarter ended March 31, 2003 compared with $4,00 for the quarter ended March 31, 2002. Operating expenses decreased to $2,087 for the year ended March 31, 2003 compared to $499,198 for the quarter ended March 31, 2002. Our net loss decreased to $2,087 for the quarter ended March 31, 2003 compared with a loss of $496,563 for the quarter ended March 31, 2002.

Again we are no longer in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Accordingly, the foregoing information will not be indicative of our future operations.

Liquidity and Capital Resources

We have no assets and liabilities of $7,102.

We do not have sufficient funds to operate. Future operating activities are expected to be funded by loans from our sole officer and director.

Item 3. CONTROLS AND PROCEDURES

Yarek Bartosz, Principal Executive Officer and Principal Financial Officer of Parallax Entertainment, Inc., has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on Friday, January 10, 2003 at 10:00 a.m. (Mountain Standard Time) at #217, 11625 Elbow Drive, S.W, Calgary, Alberta, Canada T2W 1G8 for shareholders of record on December 4, 2002, for the purposes of: A reverse split of the Company's outstanding shares of common stock on a one-for-five hundred (1-for-500) basis. Shareholders representing over 51% of outstanding shares cast their votes for the reverse split of outstanding shares of common stock on a one-for-five hundred (1-for-500) basis. The remainder of shareholders did not respond. A definitive proxy statement was filed with the Securities and Exchange Commission on December 19, 2002 and is hereby incorporated by reference.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

A Form 8-K dated January 9, 2003 and filed January 10, 2003 was filed by the Company reflecting the following change:

(a)   On January 8, 2003, the accounting firm of Whitley Penn, formerly, Jackson & Rhodes P.C. was dismissed by the Board of Directors as the Company's independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between the Company and Whitley Penn. Whitley Penn was dismissed because the Company determined that it was in its best interests to have its auditor located in Calgary, Alberta where the Company's corporate headquarters are located.

(b)   The report of Whitley Penn, formerly, Jackson & Rhodes P.C. on the Company's financial statements as of and for the years ended December 31, 2001 and 2000 did not contain an adverse, qualified or disclaimer of opinion. However, the reports did contain an explanatory paragraph wherein Whitley Penn expressed substantial doubt about the Company's ability to continue as a going concern.

(c)   The Company has requested Whitley Penn, formerly, Jackson & Rhodes P.C. to furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made by the Company in response to this Item 4 and, if not, stating the respects in which it does not agree. The Company delivered a copy of this Form 8-K report to Whitley Penn, formerly, Jackson & Rhodes P.C. on January 9, 2003 via facsimile. On January 9, 2003, Whitley Penn replied and its letter agreeing with the statements contained therein.

(d)   At its board meeting on January 8, 2003, the Board of Directors of the Company engaged John J. Geib, Chartered Accountant, Southcentre Executive Tower, 405, 11012 Macleod Trail South, Calgary, Alberta, Canada T2J 6A5 as its independent auditor for its fiscal year ending December 31, 2002. John J. Geib accepted such appointment on January 9, 2003. Prior to his appointment, the Registrant did not consult with John J. Geib on any matters related to accounting or the type of opinion they may issue.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2003.

PARALLAX ENTERTAINMENT, INC. (Registrant)
BY:	/s/ Yarek Bartosz
Yarek Bartosz President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION

I, Yarek Bartosz, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Parallax Entertainment, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 15th day of May, 2003.

/s/ Yarek Bartosz Yarek Bartosz Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Parallax Entertainment, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Yarek Bartosz, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 15th day of May, 2003.

/s/ Yarek Bartosz Yarek Bartosz Chief Executive Officer and Chief Financial Officer