Form 10QSB
period 2003-06-30
PARALLAX ENTERTAINMENT INC
filed 2003-08-12
CIK 1083490

==================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________
Commission File Number 000-32585

PARALLAX ENTERTAINMENT INC.
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

Yes [ x ] No [   ]

==================================================================================

PART I.   FINANCIAL STATEMENTS

Item 1.   Financial Statements.

June 30, 2003

CONTENTS

Page
INDEPENDENT ACCOUNTANTS REVIEW REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Changes in Stockholders' Deficiency	F-4
Statement of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-9

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of Parallax Entertainment, Inc. as of June 30, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

Calgary, Alberta	/s/ John Geib
July 25, 2003	Chartered Accountant

PARALLAX ENTERTAINMENT, INC.
BALANCE SHEET
	US $ June 30, 2003 (unaudited)	US $ December 31, 2002
ASSETS
	$-	$-

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$1,000	$5,015
Due to director (Note 6)	8,919	-

	9,919	5,015

STOCKHOLDERS' DEFICIENCY

Common stock, 200,000,000 shares authorized; $0.01 par value; 153,264 shares issued and outstanding	1,533	1,533
Additional paid in capital	5,045,954	5,045,954
Accumulated deficit	(5,057,406)	(5,052,502)
	(9,919)	(5,015)

	$-	$-

(The accompanying notes are an integral part of these financial statements) F-2

PARALLAX ENTERTAINMENT, INC. STATEMENT OF OPERATIONS
	US $		US $
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)

REVENUES	$-	$11,493	$-	$15,793

EXPENSES
Cost of sales	-	8,174	-	14,474
Recording costs	-	6,845	-	13,800
Selling, general and administrative	2,817	440,644	4,904	926,320
	2,817	455,663	4,904	954,594

NET LOSS FOR THE PERIOD	(2,817)	(444,170)	(4,904)	(938,801)
OTHER EXPENSE
Interest expense	-	1,665	-	3,330

NET LOSS FOR THE PERIOD	$(2,817)	$(445,835)	$(4,904)	$(942,131)

NET LOSS PER COMMON SHARE BASIC AND DILUTED	$(0.02)	$(2.97)	$(0.03)	$(6.79)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	153,264	150,073	153,264	138,807

(The accompanying notes are an integral part of these financial statements) F-3

PARALLAX ENTERTAINMENT, INC. STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY Unaudited For the Six Months Ended June 30, 2003
		US$	US$	US$	US$
	Common Stock Number		Additional Paid-in	Accumulated
	of Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	123,900	$1,239	$4,194,872	$(4,194,936)	$1,175

Stock issued for services	24,295	243	768,933	-	769,176

Stock issued for cash	3,069	31	51,969	-	52,000

Net loss, Six Months ended June 30, 2002	-	-	-	(942,131)	(942,131)

Balance, June 30, 2002	151,264	1,513	5,015,774	(5,137,067)	(119,780)

Stock issued for services	2,000	20	30,180	-	30,200

Net income, Six Months ended December 31, 2002	-	-	-	84,565	84,565

Balance, December 31, 2002	153,264	1,533	5,045,954	(5,052,502)	(5,015)

Net loss, Six Months ended June 30, 2003	-	-	-	(4,904)	(4,904)

Balance, June 30, 2003	153,264	$1,533	$5,045,954	$(5,057,406)	$(9,919)

(The accompanying notes are an integral part of these financial statements) F-4

PARALLAX ENTERTAINMENT, INC.
STATEMENT OF CASH FLOWS
	US$
For the Six Months Ended June 30,	2003	2002
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,904)	$(942,131)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	-	1,034
Stock issued for services	-	769,176
Changes in assets and liabilities:
Accounts receivable	-	91,524
Other current assets	-	6,243
Accounts payable and accrued liabilities	(4,015)	33,553
	(8,919)	(40,601)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	52,000
Net change in advances from principal stockholder	8,919	35,660
Change in notes payable	-	(25,000)
	8,919	62,660

CASH FLOWS FROM INVESTING ACTIVITIES	-	62,660

NET INCREASE (DECREASE) IN CASH	-	22,059

CASH, BEGINNING OF THE PERIOD	-	1,002

CASH, END OF THE PERIOD	$-	$23,061

Interest paid	$-	$3,300

(The accompanying notes are an integral part of these financial statements) F-5

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended June 30, 2003

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

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended June 30, 2003

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

(h)   Provision for Taxes

At June 30, 2003, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

(j)   Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operation losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $5,057,406 as of June 30, 2003. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended June 30, 2003

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

Concurrent with the transaction above, Mr. Kepler acquired all the assets and liabilities of the Company, aggregating net liabilities of $113,190 (including a $45,338 payable to Mr. Kepler) for a cash payment to the Company of $53,162. This transaction resulted in an extraordinary gain from extinguishments of debt of $166,352.

4.   INCOME TAXES

The Company has net operating loss carry forwards for tax purposes of approximately $2,750,000 at June 30, 2003. These carry forwards will expire, if not utilized in 2011-2017. At June 30, 2003, the Company had a deferred tax asset of $1,040,000 attributable to the loss carry forward, which was offset entirely by a valuation allowance of an equal amount.

5.   COMMON STOCK

During the year ended December 31, 2002, the Company issued 3,069 shares of common stock for proceeds of $52,000.

During the year ended December 31, 2002, the Company issued 26,295 shares of common stock for prepaid consulting fees valued at $799,376.

During the period ended June 30, 2003, the Company had a 1 for 500 reverse stock split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse split.

The Company has reserved 58,000 shares for issuances of "S-8 stock" or stock option.

6.   RELATED PARTIES

The Company leased office space on a month-to-month basis from a company owned by the principal stockholder of the Company until September 2002. Rent expense amounted to $1,502 per month.

The amount due to director of $8,919 is non-interest bearing, unsecured and is due on demand. However, the director has indicated that he will not request repayment of this amount within the next fiscal year. Consequently, this amount has been classified as a non-current liability in the accompanying financial statements.

PARALLAX ENTERTAINMENT, INC. NOTES TO FINANCIAL STATEMENTS Unaudited For the Six Months Ended June 30, 2003

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

Results of Operations quarter ended June 30, 2003 verses the quarter ended June 30, 2002.

We had operating revenues of $0 generated during the quarter ended June 30, 2003 compared with $11,493 for the quarter ended June 30, 2002. Operating expenses decreased to $2,817 for the quarter ended June 30, 2003 compared to $455,663 for the quarter ended June 30, 2002. Our net loss decreased to $2,17 for the quarter ended June 30, 2003 compared with a loss of $445,835 for the quarter ended June 30, 2002.

All of the changes were as a result of discontinuing the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Accordingly, the foregoing information will not be indicative of our future operations.

Liquidity and Capital Resources

We have no assets and liabilities of $9,919. This is comprised of accounts payable of $1,000 and $8,919 owed to Yarek Bartosz. For services rendered as a member of the board of directors.

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

PART II OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Document
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

Two reports on Form 8-K have been filed. The following event was reported on August 12, 2002:

On July 29, 2002, Gust Kepler transferred 78,400 shares of common stock which he owned to Yarek Bartosz in consideration of $160,000. Prior to transferring the foregoing 78,400 shares of common stock Mr. Kepler owned 83,212 shares of common stock. Therefore after the foregoing transaction, Mr. Kepler owns 4,812 shares of common stock. Further, after the foregoing transaction, there were 153,771 shares outstanding and Mr. Bartosz own 50.98% of the total outstanding shares of our company.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2003.

PARALLAX ENTERTAINMENT INC. (Registrant)
BY:	/s/ Yarek Bartosz
Yarek Bartosz President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.