Form 10QSB
period 2003-09-30
PARALLAX ENTERTAINMENT INC
filed 2003-10-24
CIK 1083490

==================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

PART I.

ITEM 1.   Financial Statements

September 30, 2003

CONTENTS

Page
INDEPENDENT ACCOUNTANTS REVIEW REPORT	F-1
FINANCIAL STATEMENTS
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Changes in Stockholders' Deficiency	F-4
Statement of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-9

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

I have reviewed the accompanying balance sheet of Parallax Entertainment, Inc. as of September 30, 2003 and the related statements of operations, stockholders' deficiency and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

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

Calgary, Alberta	/s/ John Geib
October 7, 2003	Chartered Accountant

PARALLAX ENTERTAINMENT, INC.
BALANCE SHEET
US $	US $
September 30,	December 31,
2003	2002
(unaudited)
ASSETS

	$-	$-

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$1,800	$5,015
Due to director (Note 6)	8,919	-
	10,719	5,015

STOCKHOLDERS' DEFICIENCY
Common stock, 200,000,000 shares authorized;
0.01 par value;153,264 shares issued and outstanding	1,533	5,045,954
Additional paid in capital	1,533	5,045,954
Accumulated deficit	(5,058,206)	(5,052,502)
	(10,719)	(5,015)
	$-	$-

(These accompanying notes are in integral part of these financial statement)
F-2

PARALLAX ENTERTAINMENT, INC.
STATEMENT OF OPERATIONS
	US $		US$
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
REVENUES	$-	$1,452	$-	$17,245
EXPENSES
Cost of sales	-	1,205	-	15,679
Recording costs	-	860	-	14,660
Selling, general and administrative	800	75,850	5,704	1,002,170
	800	77,915	5,704	1,032,509
LOSS FROM OPERATIONS	(800)	(76,463)	(5,704)	(1,015,264)
OTHER EXPENSE
Interest expense	-	-	-	3,330
LOSS BEFORE EXTRAORDINARY ITEM	(800)	(76,463)	(5,704)	(1,018,594)
Extraordinary item - Extinguishment of debt	-	166,352	-	166,352
NET INCOME (LOSS) FOR THE PERIOD	$(800)	$89,889	$(5,704)	$(852,242)
NET INCOME (LOSS) PER COMMON
SHARE BASIC AND DILUTED
Loss before extraordinary item	$(0.01)	$(0.50)	$(0.04)	$(7.05)
Extinguishment of debt	0.00	1.09	0.00	1.15
Net income (loss)	$0.01	$0.59	$(0.04)	$(5.90)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	153,264	152,817	153,264	144,525

(These accompanying notes are an integral part of these financial statements.)
F-3

PARALLAX ENTERTAINMENT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Unaudited
For the Nine Months Ended September 30, 2003

		US$	US$	US$	US$
	Common Stock		Additional Paid-in	Accumulated
	Number
	of Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2001	123,900	1,239	4,194,872	(4,194,936)	1,175

Stock issued for services	26,295	263	799,113	-	799,376

Stock issued for cash	3,069	31	51,969	-	52,000

Net loss, Nine Months ended
September 30, 2002	-	-	-	(852,242)	(852,242)

Balance, September 30, 2002	153,264	1,533	5,045,954	(5,047,178)	309

Net loss, Three Months ended
December 31, 2002	-	-	-	(5,324)	(5,324)

Balance, December 31, 2002	153,264	1,533	5,045,954	(5,052,502)	(5,015)

Net loss, Nine Months ended
September 30, 2003	-	-	-	(5,704)	(5,704)

Balance, September 30, 2003	153,264	1,533	5,045,954	(5,058,206)	(10,719)

(These accompanying notes are an integral part of these financial statements.)
F-4

PARALLAX ENTERTAINMENT, INC.
STATEMENT OF CASH FLOWS
US $
For the Nine Months Ended September 30,	2003	2002
(unaudited)

CASH USED IN OPERATING ACTIVITIES
Net loss	$(5,704)	$(852,242)
Adjustments to reconcile net loss to net cash used by operating activities
Amortization	-	1,000
Stock issued for services	-	799,376
Changes in assets and liabilities:
Accounts receivable	-	900
Other current assets	-	7,582
Accounts payable and accrued liabilities	(3,215)	(60,471)
	(8,919)	(103,855)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	52,000
Net change in advances from principal stockholder	8,919	53,162
	8,919	105,162
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,000)
NET DECREASE IN CASH	-	(693)
CASH, BEGINNING OF THE PERIOD	-	1,002
CASH, END OF THE PERIOD	$-	$309

Interest paid	$-	$-

(These accompanying notes are an integral part of these financial statements.)
F-5

PARALLAX ENTERTAINMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended September 30, 2003

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

PARALLAX ENTERTAINMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended September 30, 2003

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

At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

PARALLAX ENTERTAINMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended September 30, 2003

(g)       Advance Royalties and Recording Costs

Advance royalties and recording costs had been charged to expense as incurred because, based on performance and current popularity of the Company's artists, it was not possible to determine if the advances and recording costs will be collectible from future royalties.

(h)       Provision for Taxes

At September 30, 2003, the Company had no operating revenue. No provision for taxes or tax benefit have been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

(j)       Going Concern

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operation losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $5,058,206 as of September 30, 2003. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PARALLAX ENTERTAINMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended September 30, 2003

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

4.       INCOME TAXES

The Company has net operating loss carry forwards for tax purposes of approximately $2,750,000 at September 30, 2003. These carry forwards will expire, if not utilized in 2011-2017. At September 30, 2003, the Company had a deferred tax asset of $1,040,000 attributable to the loss carry forward, which was offset entirely by a valuation allowance of an equal amount.

5.       COMMON STOCK

During the year ended December 31, 2002, the Company issued 3,069 shares of common stock for proceeds of $52,000.

During the year ended December 31, 2002, the Company issued 26,295 shares of common stock for prepaid consulting fees valued at $799,376.

During the period ended September 30, 2003, the Company had a 1 for 500 reverse stock split. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this reverse split.

The Company has reserved 58,000 shares for issuances of "S-8 stock" or stock option.

PARALLAX ENTERTAINMENT, INC.
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
For the Nine Months Ended September 30, 2003

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

Liquidity and Capital Resources

We have no assets and liabilities of $10,719. This is comprised of accounts payable of $1,800 and $8,919 owed to Yarek Bartosz. For services rendered as a member of the board of directors.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of October, 2003.

PARALLAX ENTERTAINMENT INC. (Registrant)
BY:	/s/ Yarek Bartosz
Yarek Bartosz, President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.