Form 10KSB
period 2003-12-31
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2004-04-14
CIK 1083490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                  For the fiscal year ended December 31, 2003

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission File Number 000-32585

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                     (FORMERLY PARALLAX ENTERTAINMENT, INC.)
        (Exact name of small business issuer as specified in its charter)

            TEXAS                                         75-2713701
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                       18 Fl.-2, No. 6, Sec. 4 Xinyi Road,
                                 Da-An District
                            Taipei City, Taiwan ROC,
        106 (Address of principal executive offices, including zip code.)

                                 886 2 2700 5195
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  Issuer's  revenues for its most recent  fiscal year.  December 31, 2003 -
$-0-.

The current market value of the common stock held by non-affiliates on March 31, 2004 is $165,373. There are approximately 6,614,934 shares of common stock of the Registrant held by non-affiliates. There is no public market for the Registrant's securities so these shares have been valued at $0.025 per share.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
         Not Applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2004 - 6,630,614 shares of Common Stock

Transitional Small Business Issuer Format
YES [ x ] NO [  ]

                                     PART I

General

         We were incorporated in the State of Texas on October 11, 1996. Until July 2002, we were engaged in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. On July 29, 2002, Gust Kepler, the then president and majority shareholder of the Company acquired all of the assets and business and assumed all of the liabilities of the Company. Since that time, we have had no business activity of any kind.

         Also on July 29, 2002, Gust Kepler sold controlling interest in the Company to Yarek Bartosz who resides in Calgary, Canada. Mr. Bartosz became president and then owned a majority, 51% (78,400 shares) 51%, of the outstanding shares of the Company. On October 28, 2003, Olympus Investment Corporation, a Burnei corporation, based in Taipei, Taiwan, purchased all of the 78, 400 shares of common stock owned by Mr. Bartosz, and then became the majority, 51% shareholder of the Company.

         Effective December 22, 2003, the name of the Company, SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC., was changed to Sunrise Real Estate Development Group, Inc. Also effective December 22, 2003, the outstanding shares of common stock, 153,262 shares, were reverse split, one for five, resulting in 30,653 shares being issued and outstanding, post reverse split. Thereafter, on December 27, 2003, the Company sold in a private placement to non-US persons 6,600,000 shares of common stock for $0.025 per share, an aggregate of $165, 000. The Company relies on the Regulation S exemption from the registration requirements of the Securities Act of 1933 in connection with this private placement.

         We maintain our business office at 18 Fl.-2, No. 6, Sec. 4 Xinyi Road, Da-An District, Taipei City,Taiwan ROC, 106 telephone number is 886 2 2700 5195. Our offices are donated rent-free by our president, Chiu, Chi-Yuan. There is no monthly rental. Our only present business activity is seeking one or more business or investment opportunities, primarily in real estate development in mainland China. We do not have, as of March 31, 2004, any combination or acquisition candidate.

Background

         We have discontinued all operations related to licensing, acquiring, marketing, and distributing recorded music. We are currently seeking a real estate development to acquire or merge with.We are focusing on real estate development opportunities in mainland China. Our business activities must be considered in the early development stages of embarking upon a new venture. Prospective investors should be aware of the difficulties encountered by any new enterprise, as we face all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of our Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which we will be operating.

         We have no employees and own no property. We do not intend to perform any further operations until a merger or combination candidate is located and a merger or acquisition consummated. We can now be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or combination with a private entity.

         The acquisition of a real estate development may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such real estate development.

         We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not reached any agreement or definitive understanding with any person concerning an acquisition.

         We anticipate that we will contact broker/dealers and other persons with whom our officers and directors are acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable real estate development, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

         Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange. We anticipate that the real estate developments presented to us will:

         - be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
         - be in need of funds to secure or develop a commercial or residential real estate project;
         - be already involved in the development or operation of a commercial or residential real estate project.

         Our discretion in the selection of real estate developments is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. We intend to focus our efforts on projects in mainland China.

         In connection with any such acquisition or business combination, it is highly likely that an amount of stock constituting control of our Company would be issued by us or purchased from the current principal shareholders of our Company by the acquiring entity or its affiliates.

         If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. The sale of a controlling interest by certain principal shareholders of our Company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

         Depending upon the nature of the transaction,  our present officers and
directors  may  resign  their  management   positions  in  connection  with  any
acquisition or business combination.

         In the event of such resignations, our officers and directors would not have any control over the conduct of our business following any such acquisition or combination. We anticipate that real estate developments will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

         We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. It is possible that we could enter into a merger or combination transaction with any business with which our officers or directors or principal shareholders are currently affiliated. Investigation and Selection of Real estate developments

         Toa large extent, a decision to participate in a specific real estate development may be made upon:

         - management's analysis of the quality of the other company's management and personnel,
         -        the anticipated desirability of a real estate development,
         - the proforma or projected financial return on investment of the development and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

         In many instances, it is anticipated that the historical operations of a specific real estate development may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a real estate development to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

         Because we may participate in a real estate development with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

         We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our lack of financing. This lack of diversification will not permit us to offset potential losses from one real estate development against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

         Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a real estate development may be submitted to the stockholders for their consideration, either voluntarily by our officers and directors to seek the stockholders' advice and consent or because state law so requires. The analysis of acquisition or combination opportunities will be undertaken by or under the supervision of our officers and directors, who are not a professional business analyst.

         Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of real estate developments, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of real estate developments, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

         However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

         -        Potential  for growth and  profitability,  indicated by market studies;
         - Our perception of how any particular real estate development will be received by the target market the investment community and by our stockholders;
         - Whether, following the business combination, the financial condition of the real estate development would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.
         - Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
         -        The  extent  to  which  the  real  estate  development  can be advanced;
         - Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
         - Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
         - The cost of our participation as compared to the perceived tangible and intangible values and potential; and
         - The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.


         Many, and perhaps most, of the real estate developments that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a real estate development, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

         Potentially available real estate developments may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such real estate developments extremely difficult and complex.

         Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a real estate development. We expect, however, that the analysis of specific proposals and the selection of a real estate development may take several months or more.

         Prior to making a decision to participate in a real estate development, we will generally request that we be provided with written materials regarding the real estate development containing such items as

         -        a description of the project
         -        projects and company history
         -        management resumes
         -        financial information
         - available projections, with related assumptions upon which they are based
         -        an explanation of development skills;
         - evidence of existing patents, trademarks, or services marks, or rights thereto
         -        present and proposed forms of compensation to management
         - a description of transactions between such company and its affiliates during relevant periods
         - a description of present and required facilities - an analysis of risks and competitive conditions
         -        a  financial   plan  of  operation   and   estimated   capital
                  requirements
         - audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;
         -        and other information deemed relevant.



         Aspart of our investigation, our officers and directors

         -        may meet personally with management and key personnel,
         -        may visit and inspect the project site,
         -        obtain   independent   analysis  or  verification  of  certain
                  information provided,
         -        check references of management and key personnel, and
         - take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

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

Form of Acquisition

         It is impossible to predict the manner in which we may participate in a real estate development. Specific real estate developments will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

         -        leases, purchase and sale agreements,
         -        licenses,
         -        joint ventures and
         -        other contractual arrangements.

         We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

         Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our officers and directors may resign and new officers and directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a real estate development through the issuance of our common stock or other securities.

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

         If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our officers, directors and principal shareholders.

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

         The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a real estate development only after the negotiation and execution of a written agreement.

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


         We anticipate that we, and/or our officers, directors and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective real estate development prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

         Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific real estate developments and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

         If we decide not to participate in a specific real estate development, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

         We may participate in a real estate development by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

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

Competition

         We expect to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive real estate developments. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Employees

         We are considered a development stage company and currently have no employees. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating real estate developments. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific real estate developments. Although there is no current plan with respect to its nature or amount, we may pay or accrue remuneration for the benefit of, our officers and directors prior to, or at the same time as the completion of a business acquisition.

Risk Factors

         1. Because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

         Our officers and directors are unwilling to loan any money to us. This means that there is doubt that we can continue as an ongoing business for the next twelve months.

         2. We lack an operating history and have losses, which we expect to continue into the future.

         We were incorporated in October 1996. We discontinued our music business and have not started any new business. We have not generated any revenues in over 18 months. . We do not have any relevant operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

         *        our ability to find a merger or acquisition candidate
         *        our ability to generate revenues
         *        our ability to consummate a merger or acquisition

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with location and acquisition of a desirable business candidate. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to cease operations.

         3. We have limited funds and do not have full-time management that can conduct a complete and exclusive investigation and analysis of any target merger or acquisition candidate.

         We may not find a suitable candidate. It is impracticable to conduct a complete and exclusive investigation and analysis of any target business with limited funds. Our management decisions will likely make decisions without detailed feasibility studies, independent analysis or market surveys.

         4. Because our officers will only be devoting 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations.

         Because our officers and directors will only be devoting 10% of their time to our operations, our operations may be sporadic and occur at times that are convenient to our officers and directors. As a result, the location and acquisition of a desirable real estate development may be periodically interrupted or suspended.

         5. We are a penny stock.

         Our common stock is defined as a "penny stock" under the Securities Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell our shares. Also, the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker/dealers who sell our securities to persons other than certain accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock and it may effect the level of coverage you receive.

         6. Management controls our company.

         Current management likely will be able to continue to elect all of our directors and control our operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares he owns times the number of directors to be elected. That number is the total votes a person can cast for all of the directors. Those votes can be allocated in any manner to the directors being elected. Cumulative voting, in some cases, will allow a minority group to elect at least one director to the board. Further, the concentrated control in the hands of management may inhibit a change of control and may adversely affect the market price of your common stock.


ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our administrative office is located at 18FL.-2, No. 6, Sec. 4 Xinyi Road, Da-An District,., Taipei City, Taiwan ROC, telephone 886 2 27005195. Our offices are donated rent-free by our president. There is no monthly rental. We have no real property.


ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending litigation and none to our knowledge is contemplated or threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the shareholders during the fourth quarter of 2003.




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         At March 31, 2004, we had 6,630,614 shares of common stock of the Company issued and outstanding and held by 322 shareholders of record, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known to us. Our company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "SRRE." The table shows the high and low bid of our common stock:

         Quarter ended
         2001                       High Bid           Low Bid
         March 31                   $   3.15          $   3.00
         June 30                    $  25.25          $   1.25
         September 30               $  35.00          $  25.00
         December 31                $  60.00          $   7.50
         2002
         March 31                   $  75.00          $  20.00
         June 30                    $  40.50          $   0.50
         September 30               $   8.50          $   0.15
         December 31                $   1.05          $  0.002
         2003
         March 31                   $   9.25          $  0.75
         June 30                    $   5.25          $  1.05
         September 30               $   5.15          $  1.75
         December 31                $  10.01          $  3.05

         * Since the Company ceased operations in 2002, there has not been a meaningful trading market in the Company's common stock.

         There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company's securities.

         We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 6,630,614 shares of common stock outstanding as of March 31, 2004, 15,680 shares are owned by an entity with which our president is affiliated and may only be resold in compliance with Rule 144 of the Securities Act of 1933. Our other two officers and directors do not directly or indirectly own any shares of our common stock.

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

Section 16(a)

         We are subject to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon our examination of information at our disposal we have determined that all officers, directors and holders of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Exchange Act.

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

         We currently have no working capital. We are relying on loans from our officers and directors and will continue to do so until we complete an acquisition or merger.

         On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and debt financing. While we will be receiving sufficient infusions of capital from our officers and directors, we will not be generating any revenues until the completion of a merger or acquisition and we will not take any action to acquire debt financing other than infusions of capital from our officers and directors.

Plan of Operation.

         We are in a development stage and have not conducted any operations since we ceased our recorded music operations over 18 months ago.. We will be relying on cash infusions from our officers and directors in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Texas. Other than the foregoing, we do not anticipate spending any money.

         We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business. We seek acquisition or merger candidates with ongoing operations. Results of Operations year ended December 31, 2003 verses the year ended December 31, 2002.

         We had operating revenues of $17,245 generated during the year ended December 31, 2002 compared with zero for the year ended December 31, 2003. Operating expenses were $1,037,833 for the year ended December 31, 2002 compared to $7,049 SG&A expenses for the year ended December 31, 2003. Our net loss was $(857,566) for the year ended December 31, 2002 compared with a loss of ($7,049) for the year ended December 31, 2003.

         Again we are no longer in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Accordingly, the foregoing information will not be indicative of our future operations.

Liquidity and Capital Resources

         As of March 31, 2004, we have cash assets of $162,490 and minimum liabilities other than accrued payables to professionals assisting in the preparation of this Form 10-KSB. In the first quarter of 2004, the Company recorded the sale of 6,600,000 shares of common stock to non- US person investors for US $0.025 per share or US $165,000. The Company relied on Regulation S as its exemption from the registration requirements of the federal Securities Act of 1933 in connection with these sales to non-US persons.

         We have limited funds to seek a combination candidate. In the event these funds are spent without finding an acquisition or combination candidate, any further activities are expected to be funded by loans from our officers and directors.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT                                           F-1
FINANCIAL STATEMENTS
Balance Sheet                                                          F-2
Statement of Operations                                                F-3
Statement of Stockholder's Equity (Deficit)                            F-4
Statement of Cash Flows                                                F-5
NOTES TO FINANCIAL STATEMENTS                                          F-6 - F-9

Attached hereto and incorporated herein.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         (a) On January 8, 2003, the accounting firm of Whitley Penn, formerly, Jackson & Rhodes P.C. was dismissed by our board of directors as our independent auditors. During the two most recent fiscal years and subsequent interim period, there were no disagreements on matters of accounting principles and practices, financial disclosure, or auditing scope of procedure between our company and Whitley Penn. Whitley Penn was dismissed because we determined that it was in our best interests to have our auditor located in Calgary, Alberta where our corporate headquarters were then located.

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

         (d) At our board meeting on January 8, 2003, our board of directors engaged John J. Geib, Chartered Accountant, Southcentre Executive Tower, 405, 11012 Macleod Trail South, Calgary, Alberta, Canada T2J 6A5 as our independent auditor for our fiscal year ending December 31, 2002. John J. Geib accepted such appointment on January 9, 2003. We have also engaged Mr. Geib for our 2003 audit. Prior to his appointment, we did not consult with John J. Geib on any matters related to accounting or the type of opinion he may issue.


ITEM 8A  CONTROLS AND PROCEDURES

         We maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Company's Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief or principal executive officer and chief or principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

         As of the end of our fiscal year, December 31, 2003, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief or principal executive officer and chief or principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

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




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The name, age and position held by our sole director and officer is as follows:

Name and Address                        Age       Positions

Chiu, Chi-Yuan                                    President, Chief and Principal
18 Fl.-2, No. 6, Sec. 4 Xinyi Road,               Executive Officer and member
Da-An District                                    of theBoard of Directors
Taipei City, Taiwan ROC, 106

Lin, Chi-Jung                                     Chairman of the Board Of
18 Fl.-2, No. 6, Sec. 4 Xinyi Road,               Directors
Da-An District
Taipei City, Taiwan ROC, 106

Lo, Yi-Yun                                        Secretary- Treasurer, Chief
18 Fl.-2, No. 6, Sec. 4 Xinyi Road,               and Principal Financial
Da-An District                                    Officer andMember of the Board
Taipei City, Taiwan ROC, 106                      of Directors

         Mr. Chiu, Mr. Lin and Ms. Lo have held their  positions as our officers
and  directors   since  November  10,  2003  and  are  expected  to  hold  their office/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Chiu, Chi-Yuan, age 38, is the Managing Director of TransCapital Asset Management Ltd. where he has served since 2002. During the period 2001 - 2003, he was vice president international business, Waterland Securities Co., Ltd., Taipei, Taiwan. From 1998 - 2000, he was vice president, Powerlink Technology Development Co., Ltd, Taipei, Taiwan.

Lin, Chi-Jung, age 44, has been over the past five years involved principally in real estate development activities in China. He is the CEO of Shanghai New Jiyang Real-Estate Consulting Co. Ltd. and Shanghai Jiyang Real Estate Development Co., Ltd.

Lo, Yi-Yun, age 33, is currently not affiliated with or employed by any company. She has worked principally in the financial and accounting related field. In her last employment she was the chief accountant for Renaissance Science Co. Ltd. and was lead accountant for Jih-Sun Security Co., Ltd. and Taiwan Sire Ltd.


Conflicts of Interest

         We believe that our officers and directors will be subject to conflicts of interest. The conflicts of interest arise from their time spent on other businesses unrelated to ours.

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

                           Summary Compensation Table


                                                                           Long Term Compensation
                                        Annual Compensation        Awards                        Payouts
                                   ---------------------------    --------------------------     -------
(a)                        (b)       (c)      (d)        (e)         (f)            (g)            (h)         (i)
                                                        Other
                                                       Annual     Restricted     Securities                 All Other
Name and                                               Compen-      Stock        Underlying        LTIP      Compen-
Principal                          Salary     Bonus    sation      Award(s)       Options /      Payouts     sation
Position [1]               Year      ($)       ($)       ($)         ($)           SARs (#)        ($)         ($)
---------------------     -----    ------     -----    -------    ----------     -----------     -------    ---------
Chiu, Chi-Yuan,            2003       0         0         0           0              0              0           0
President

Yarek Bartosz              2003       0         0         0           0              0              0           0
President, Secretary-      2002       0         0         0           0              0              0           0
Treasurer & Director       2001       0         0         0           0              0              0           0

Gust Kepler                2002       0         0         0           0              0              0           0
President & Director       2001       0         0         0           0            4,200            0           0
(resigned July 2002)       2000       0         0         0           0              0              0           0

[1] All compensation received by our officers and directors has been disclosed.

         There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

         No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by our officers or directors in any fiscal year.

Long-Term Incentive Plan Awards

         We do not have and have never had any long-term incentive award plans and no such compensation has ever been paid to any officer or director at any time.

Compensation of Directors.

         The directors did not receive any compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

         We do not expect to pay any salaries to our our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until possibly after we do an acquisition or combination transaction. We do not intend to pay any compensation to our directors. As of the date hereof, we have not entered into employment contracts with our officers and do not have any plans to do so.

Indemnification

         Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Texas.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

         The following table sets forth, as of March 31, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our directors and executive officers individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

    Name of             Amount and Nature                                                       Percent
Beneficial Owner       of Beneficial Owner                  Position                            Of Class
----------------       -------------------                  --------                            --------
Lin, Chi-Jung                 -0-              Chairman of the Board of Directors                 -0-%
Chiu, Chi-Yuan              15,680*            President , Chief Executive Officer and           .002%
                                               Director

Lo, Yi Yun                    -0-              Secretary-Treasurer, Chief Financial Officer,      -0-%
                                               Chief Accounting Officer and Director
All Officers and            15,680                                                               .002%
Directors as a Group,
three persons


* Owned by an entity with which Mr. Chiu is affiliated.

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

         On July 29, 2002, Gust Kepler transferred 78,400 shares of common stock which he owned to Yarek Bartosz in consideration of $160,000. Prior to transferring the foregoing 78,400 shares of common stock Mr. Kepler owned 83,212 shares of common stock. Therefore after the foregoing transaction, Mr. Kepler owned 4,812 shares of common stock. Further, after the foregoing transaction, there were 153,771 shares outstanding and Mr. Bartosz owned 50.98% of the such shares.

         Concurrent with the foregoing transaction, Mr. Kepler acquired all the assets and liabilities of the Company, aggregating net liabilities of $113,190 (including a $45,338 payable to Mr. Kepler) for a cash payment to the Company of $53,162. This transaction resulted in an extraordinary gain from extinguishment of debt of $166,352.

On October 28, 2003, Mr. Bartosz sold all 78,400 shares of the Company's stock to Olympus Investment Corporation, a company based in Taipei, Taiwan. This resulted in Olympus then owning 51% of the outstanding shares. However, effective December 22, 2003, the Company reverse split its outstanding shares 1-5. And on December 27, 2003, the Company sold 6,600,000 shares of its common stock to non-US persons for US$ 0.025 per share. Therefore, Olympus now owns less than 1% of the outstanding shares.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits  (filed herewith)

         No. 3.1(a) Amendment to Articles of Incorporation dated 9/14/01. No. 3.1(b) Amendment to Articles of Incorporation dated 11/21/03.

         The following exhibits are incorporated herein by reference from the Registrant's Form 10SB registration statement filed with the Securities and Exchange Commission, SEC file #000-32585 on April 23, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.        Document Description

3.1 Certificate and Articles of Incorporation filed with the Texas Secretary of State
3.2               Bylaws

Reports on Form 8-K

                  On November 20, 2003, the Company reported on Form 8-K the change in control of the Company on November 5, 2003 upon the sale by Yarek Bartosz of 78,400 shares, 51%, of the Company's common stock to Olympus Investment Corporation.


Item 14.  Principal Accountant Fees and Services

Audit Fees

     For the 2002 fiscal year audit, we paid John Geib, CPA $2,700 Canadian for his audit services. For the 2003 fiscal year audit, we will pay John Geib, CPA $2,700 Canadian for his audit services.

Audit-Related Fees, Tax Fees and All Other Fees paid to John Geib, CPA

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of April, 2004.

                                     SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                                     (Registrant)

                                     BY: /s/ Chiu, Chi-Yuan
                                        ----------------------------------------
                                        Chiu, Chi-Yuan, President, Principal
                                        Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signatures                          Title                               Date
----------                          -----                               ----


 /s/ Chiu, Chi-Yuan       President, Principal Executive          April 14, 2004
-------------------       Officer, and Director
Chiu, Chi-Yuan


 /s/ Lo, Yi Yun           Secretary- Treasurer, Principal          April14, 2004
-------------------       Financial Officer, Chief Accounting
Lo, Yi Yun                Officer and Director



 /s/ Lin, Chi-Jung        Chairman of the Board of Directors      April 14, 2004
-------------------
Lin, Chi-Jung

_












                   Sunrise Real Estate Development Group, Inc.

                          (A Development Stage Company)

                          Compiled Financial Statements

                           December 31, 2003 and 2002

                                      with

                     Report of Certified Public Accountants

                                AUDITOR'S REPORT





To Board of Directors and Stockholders
Sunrise Real Estate Development Group, Inc.
(formerly Parallax Entertainment, Inc.)

I have audited the balance sheets of Sunrise Real Estate Development Group, Inc. (a development stage company) as at December 31, 2003 and 2002 and the statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in Canada and the United States of America. Those standards require that I plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Sunrise Real Estate Development Group, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Calgary, Alberta                                             /s/ John J. Geib,
April 14, 2004                                              Chartered Accountant


    Comments by Auditor for U.S. Readers on Canada-U.S. Reporting differences

In the United States of America, reporting standards for auditors require the addition of an explanatory paragraph, following the opinion paragraph, when the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern, such as those described in Note 2 to the financial statements. My report to the shareholders dated April 14, 2004 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditors' report when these are adequately disclosed in the financial statements.



Calgary, Alberta                                              /s/ John J. Geib,
April 14, 2004                                              Chartered Accountant

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002





                                                         2003           2002
                                                     -----------    -----------


Assets                                               $      --      $      --
                                                     ===========    ===========

Liabilities:

Accounts payable and accrued liabilities             $      --      $     5,015
Advances from director                                    12,064           --
                                                     -----------    -----------

Total liabilities                                         12,064          5,015
                                                     -----------    -----------

Stockholders' deficiency:

Common stock, $0.01 par value; 200,000,000
     shares authorized; $0.01 par value;
     30,614 and 30,635 shares issued
     and outstanding, respectively                           306            306
Additional paid in capital                             5,047,181      5,047,181
Accumulated deficit                                   (5,059,551)    (5,052,502)
                                                     -----------    -----------

                                                         (12,064)        (5,015)
                                                     -----------    -----------

Total liabilities and stockholders' deficiency       $      --      $      --
                                                     ===========    ===========

































           See Accountants' Compilation Report and Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002






                                                        2003            2002
                                                    -----------     -----------


Revenues                                            $      --       $    17,245
                                                    -----------     -----------

Cost of sales                                              --            15,679
Recording costs                                            --            14,660
Selling, general and administrative
    expenses                                              7,049       1,007,494
                                                    -----------     -----------
                                                          7,049       1,037,833

Loss from operations                                     (7,049)     (1,020,588)
                                                    -----------     -----------

Interest expense                                           --            (3,330)
                                                    -----------     -----------

Loss before gain from extinguishment of debt             (7,049)     (1,023,918)

Gain from extinguishment of debt                           --           166,352
                                                    -----------     -----------

Net loss                                            $    (7,049)    $  (857,566)
                                                    ===========     ===========

Net loss per common share                           $      (.23)    $    (29.02)
                                                    ===========     ===========

Weighted average number of common
    shares outstanding                                   30,614          29,551
                                                    ===========     ===========



























           See Accountants' Compilation Report and Accompanying Notes.


                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002





                                                              Additional
                                      Common Stock              Paid In      Accumulated
                                   Shares         Amount        Capital        Deficit        Total
                                -----------    -----------    -----------   -----------    -----------
Balance at December 31, 2001,
    as previously reported          123,813    $     1,238    $ 4,194,873   $(4,194,936)   $     1,175

Restatement for effect of
    1 for 5 reverse stock
    split (Note 1)                  (99,051)          (991)           991          --             --
                                -----------    -----------    -----------   -----------    -----------

Balance at December 31, 2001,
    as restated                      24,762            247      4,195,864    (4,194,936)         1,175

Stock issued for services             5,259             53        799,323          --          799,376

Stock issued for cash                   614              6         51,994          --           52,000

Net loss                           (857,566)      (857,566)
                                -----------    -----------    -----------   -----------    -----------

Balance at December 31, 2002         30,635            306      5,047,181    (5,052,502)        (5,015)

Adjustment for fractional
    shares from December 2003
    reverse split (Note 1)              (21)          --             --            --             --

Net loss                               --             --             --          (7,049)        (7,049)
                                -----------    -----------    -----------   -----------    -----------

Balance at December 31, 2003         30,614    $       306    $ 5,047,181   $(5,059,551)   $   (12,064)
                                ===========    ===========    ===========   ===========    ===========
































           See Accountants' Compilation Report and Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                         2003           2002
                                                     -----------    -----------

Cash used in operating activities:

Net loss                                             $    (7,049)   $  (857,566)

     Adjustments to reconcile net loss
        to net cash used in operating
        activities:

        Amortization                                        --            1,000
        Gain from extinguishment of debt                    --         (166,352)
        Stock issued for services                           --          799,376
        Increase in accounts receivable                     --              900
        Increase in other current assets                    --            7,582
        Increase (decrease) in accounts payable
           and accrued liabilities                        (5,015)       110,896
                                                     -----------    -----------
                  Cash used in operating activities    ( (12,064)     ((104,164)
                                                     -----------    -----------

Cash flows from investing activities:

        Proceeds from sale of net assets                    --           53,162
        Purchase of equipment                               --           (2,000)
                                                     -----------    -----------
                  Cash flows provided by
                     investing activities                   --           51,162
                                                     -----------    -----------

Cash flows from financing activities:

        Proceeds from issuance of common stock              --           52,000
        Advances from director                            12,064           --
                                                     -----------    -----------
                  Cash flows provided by financing
                    activities                            12,064         52,000
                                                     -----------    -----------

Net increase (decrease) in cash                      $      --      $    (1,002)

Cash, beginning of year                                     --            1,002
                                                     -----------    -----------

Cash, end of year                                    $      --      $      --
                                                     ===========    ===========

Interest paid                                        $      --      $     3,300
                                                     ===========    ===========



















           See Accountants' Compilation Report and Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION AND BUSINESS

Sunrise Real Estate Development Group, Inc. (formerly "Parallax Entertainment, Inc.") ("the Company") was incorporated in Texas in October 1996. The Company changed its name to Sunrise Real Estate Development Group, Inc. effective in December 2003 following a change in the majority stockholder and a change in its business and has re-entered the development stage. Beginning with the year 2004, the Company intends to pursue real estate development activities and raise additional capital. Formerly, the Company (Parallax) was in the business of licensing, acquiring, marketing and distributing recorded music.

During the year ended December 31, 2002, the Company issued 614 shares of common stock for proceeds of $52,000. The Company also issued 5,259 shares of common stock for prepaid consulting fees valued at $799,376.

The stockholders approved a 1 for 500 reverse stock split and a 1 for 5 reverse stock split in January and December 2003, respectively. All share and per share amounts have been retroactively restated to reflect these stock splits.

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

Use of estimates
----------------

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

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



Foreign currency transactions
-----------------------------

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

Cash and cash equivalents
-------------------------

For purposes of the Statement of Cash Flows, the Company considers all short term investments securities purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition
-------------------

The Company previously sold records and merchandise (t-shirts, posters, and other band paraphernalia) via three separate mediums - booths set up at musical events, through distributors on a consignment basis, and through retailers not on a consignment basis. Records and merchandise sales at musical events were cash sales and were recognized when payment was received. Records and merchandise sold through a distributor on a consignment basis were recognized when the distributor notifies the Company that a sale had been made. Records and merchandise sold through retailers not on a consignment basis were not returnable and were recognized in the period they were delivered to the buyer. The Company has ceased such operations.

Net loss per common share
-------------------------

Net loss per common share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of common shares was calculated by taking the number of common shares outstanding and weighting them by the amount of time that they were outstanding. Such per share amounts have been retroactively restated to reflect the 1 for 5 reverse stock split discussed in Note 1.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



Going concern
-------------

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $5,059,551. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Advance royalties and recording costs
-------------------------------------

Advance royalties and recording costs have been charged to expense as incurred because, based on performance and current popularity of the Company's artists, it is not possible to determine if the advances and recording costs will be collectible from future royalties.

Reclassifications
-----------------

Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

3. INCOME TAXES

The Company has net operating loss carry forwards for tax purposes of approximately $2,750,000 at December 31, 2003. These carry forwards will expire, if not utilized in 2011-2017. At December 31, 2003, the Company had a deferred tax asset of approximately $1,040,000 attributable to the loss carry forward, which was offset entirely by a valuation allowance of an equal amount. There are no other material deferred tax assets or liabilities.

4. RELATED PARTIES

The amount due to director of $12,064 is non-interest bearing, unsecured and is due on demand. In connection with the change in majority stockholders discussed in Note 1, the director received an option to exchange the above debt for 6,000 shares of common stock (adjusted for the reverse stock split discussed in Note
1). The option allows the director one year to exercise the option.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



5. SALE OF ASSETS AND LIABILITIES

On July 29, 2002, a former majority stockholder ("Kepler") transferred 15,680 shares of common stock of the Company that he owned to the former majority stockholder ("Bartosz") mentioned in Note 1, for consideration of $160,000. Prior to transferring the foregoing 15,680 shares of common stock, Kepler owned 16,642 shares of common stock. Therefore, after the transaction, Kepler owned 962 shares of common stock. Further, after the foregoing transaction, there were 30,741 shares outstanding and Bartosz owned 51% of the total outstanding shares of the Company. As a result of the transaction, Kepler resigned as a member of the Company's board of directors and as an officer and Bartosz was appointed to the Board. Bartosz was appointed President, Chief Executive Officer, Secretary/Treasurer and Chief Financial Officer.

Concurrent with the transaction above, Kepler acquired all the assets and liabilities of the Company, aggregating net liabilities of $113,190 (including a $45,338 payable to Kepler) for a cash payment to the Company of $53,162. This transaction resulted in a gain from extinguishment of debt of $166,352.

The share amounts reflected above have been restated for a 1 for 500 reverse stock split effective in January 2003 and for the 1 for 5 stock split discussed in Note 1.

6. SUBSEQUENT EVENT

In January 2004, the Company raised $165,000 of equity capital through the issuance of 6,600,000 common stock shares in a Regulation S offering.