Form 10QSB
period 2004-03-31
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2004-05-17
CIK 1083490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]      REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to  __________

                        Commission File Number 000-32585

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                     (FORMERLY PARALLAX ENTERTAINMENT, INC.)
--------------------------------------------------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     [X]      NO   [_]



Issuers involved in Bankruptcy Proceedings during the past Five Years.
         Not Applicable.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2004 - 6,630,614 shares of Common Stock

Transitional Small Business Issuer Format
YES     [_]      NO   [X]

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.


                   Sunrise Real Estate Development Group, Inc.
                          (A Development Stage Company)

                          Compiled Financial Statements
                             March 31, 2004 and 2003
                                      with
                     Report of Certified Public Accountants

May 12, 2004


To the Board of Directors
Sunrise Real Estate Development Group, Inc.
Taipei, Taiwan


We have compiled the accompanying balance sheets of Sunrise Real Estate Development Group, Inc. (a development stage company) (formerly "Parallax Entertainment, Inc.") as of March 31, 2004 and 2003 and the related statements of operations and cash flows for each of the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Turner, Stone & Company, L.L.P.
Certified Public Accountants

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2004 AND 2003



                                                     March 31,       March 31,
                                                       2004            2003
                                                    -----------     -----------
Current assets:

     Cash                                           $   162,480     $      --
                                                    -----------     -----------

Total current assets                                $   162,480     $      --
                                                    ===========     ===========

Liabilities:

Accounts payable and accrued liabilities            $    15,151     $     6,766
Advances from a former director                          12,064             336
Advances from director                                    4,532            --
                                                    -----------     -----------

Total liabilities                                        31,747           7,102
                                                    -----------     -----------

Stockholders' deficiency:

Common stock, $0.01 par value; 200,000,000
     shares authorized; $0.01 par value;
     6,630,614 and 30,635 shares issued
     and outstanding, respectively                       66,307             306
Additional paid in capital                            5,146,180       5,045,955
Accumulated deficit                                  (5,081,754)     (5,053,363)
                                                    -----------     -----------

                                                        130,733          (7,102)
                                                    -----------     -----------

Total liabilities and stockholders' equity          $   162,480     $      --
                                                    ===========     ===========








           See Accountants' Compilation Report and Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003





                                                   March 31,         March 31,
                                                     2004              2003
                                                  -----------       -----------

Revenues                                          $      --         $      --
                                                  -----------       -----------


Selling, general and administrative
    expenses                                           22,203             2,087
                                                  -----------       -----------
                                                       22,203             2,087

Loss from operations                                  (22,203)           (2,087)
                                                  -----------       -----------

Net loss                                          $   (22,203)      $    (2,087)
                                                  ===========       ===========

Net loss per common share                         $     (.003)      $     (.068)
                                                  ===========       ===========

Weighted average number of common
    shares outstanding                              6,630,614            30,635
                                                  ===========       ===========





















           See Accountants' Compilation Report and Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003




                                                         March 31,    March 31,
                                                            2004         2003
                                                         ---------    ---------
Cash used in operating activities:

Net loss                                                 $ (22,203)   $  (2,087)

     Adjustments to reconcile net loss
         to net cash used in operating
         activities:

        Increase in accounts payable
           and accrued liabilities                          15,151        1,751
                                                         ---------    ---------
                  Cash used in operating activities         (7,052)        (336)
                                                         ---------    ---------

Cash flows from financing activities:

        Proceeds from issuance of common stock             165,000         --
        Advances from directors                              4,532          336
                                                         ---------    ---------
                  Cash flows provided by financing
                    activities                             169,532          336
                                                         ---------    ---------

Net increase in cash                                       162,480         --

Cash, beginning of period                                     --           --
                                                         ---------    ---------

Cash, end of period                                      $ 162,480    $    --
                                                         =========    =========

Interest paid                                            $    --      $    --
                                                         =========    =========






           See Accountants' Compilation Report and Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION AND BUSINESS

Sunrise Real Estate Development Group, Inc. (formerly "Parallax Entertainment, Inc.") ("the Company") was incorporated in Texas in October 1996. The Company changed its name to Sunrise Real Estate Development Group, Inc. effective in December 2003 following a change in the majority stockholder and a change in its business and has re-entered the development stage. Beginning with the year 2004, the Company intends to pursue real estate development activities and raise additional capital. Formerly, the Company (Parallax) was in the business of licensing, acquiring, marketing and distributing recorded music. The Company re-entered the development stage in 2004. Therefore, the cumulative information from inception is the same as the information for the three months ended March 31, 2004.

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

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



Cash and cash equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all short term investments securities purchased with a maturity of three months or less to be cash equivalents.

Revenue recognition
-------------------

The Company previously sold records and merchandise (t-shirts, posters, and other band paraphernalia) via three separate mediums - booths set up at musical events, through distributors on a consignment basis, and through retailers not on a consignment basis. Records and merchandise sales at musical events were cash sales and were recognized when payment was received. Records and merchandise sold through a distributor on a consignment basis were recognized when the distributor notified the Company that a sale had been made. Records and merchandise sold through retailers not on a consignment basis were not returnable and were recognized in the period they were delivered to the buyer. The Company has ceased such operations.

Net loss per common share
-------------------------

Net loss per common share was computed by dividing the net loss by the weighted average number of shares outstanding during the periods. The weighted average number of common shares was calculated by taking the number of common shares outstanding and weighting them by the amount of time that they were outstanding. Such per share amounts for 2003 have been retroactively restated to reflect the reverse stock splits discussed in Note 1.

Going concern
-------------

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $5,081,754. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

4. RELATED PARTIES

The amount due to a former director of $12,064 is non-interest bearing, unsecured and is due on demand. In connection with the change in majority stockholders discussed in Note 1, the former director received an option to exchange the above debt for 6,000 shares of common stock (adjusted for the reverse stock split discussed in Note 1). The option allows the former director one year to exercise the option.

The amount due to a director of $4,532 is non-interest bearing, unsecured and is due on demand.

5. ISSUANCE OF COMMON STOCK

In January 2004, the Company raised $165,000 of equity capital through the issuance of 6,600,000 common stock shares in a Regulation S offering.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

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

         We currently have limited working capital. We may have to rely on loans from our officers and directors if we deplete all of our capital until we complete an acquisition or merger. On a long-term basis, liquidity is dependent on commencement of operation and receipt of revenues, additional infusions of capital, and debt financing. While we may be receiving sufficient infusions of capital from our officers and directors, we will not be generating any revenues until the completion of a merger or acquisition and we will not take any action to acquire debt financing other than infusions of capital from our officers and directors.

Plan of Operation.

         We are in a development stage and have not conducted any operations since we ceased our recorded music operations over 18 months ago. We will be relying on cash on hand and infusions from our officers and directors in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Texas. Other than the foregoing, we do not anticipate spending any money.

         We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business. We seek acquisition or merger candidates with ongoing operations.

Results of Operations for quarter ended March 31, 2004 verses the quarter ended March 31, 2003.

         We had zero operating revenues in both quarters. SG&A expenses were $22,203 for the quarter ended March 31, 2004 compared to $2,087 expenses for the quarter ended March 31, 2003. Our net loss was ($22,203) for the quarter ended March 31, 2004 compared with a loss of ($2,087) for the quarter ended March 31, 2003.

         Again we are no longer in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. Accordingly, the foregoing information will not be indicative of our future operations.

Liquidity and Capital Resources

         As of March 31, 2004, we have cash assets of $162,468 and minimum liabilities other than accrued payables to professionals assisting in the preparation of our SEC reports. In the first quarter of 2004, the Company recorded the sale of 6,600,000 shares of common stock to non- US person investors for US $0.025 per share or US $165,000. The Company relied on Regulation S as its exemption from the registration requirements of the federal Securities Act of 1933 in connection with these sales to non-US persons.

         We have limited funds to seek a combination candidate. In the event these funds are spent without finding an acquisition or combination candidate, any further activities are expected to be funded by loans from our officers and directors.

Item 3.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

         The President and Principal Financial Officer of the Company have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, they concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this report has been made known to them in a timely manner.

(b)      Changes in internal controls.

         There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 - Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1 Certificate of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2 Certificate of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1     Certificate of Chief Executive  Officer  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.2     Certificate of Chief Financial Officer pursuant to 18 U. S. C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)      Reports on Form 8-K. None

                                    SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2004.

                               SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                               (Registrant)

                               BY:  /s/ Chiu, Chi-Yuan
                                  Chiu, Chi-Yuan, President, Principal Executive Officer and Director