Form 10QSB
period 2004-06-30
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2004-08-13
CIK 1083490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[x]      REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 2004 - 6,630,614 shares of Common Stock

Transitional Small Business Issuer Format
YES        [  ]             NO     [ X ]


                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.


                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                         June 30,       June 30,
                                                           2004           2003
                                                       -----------    -----------
Current assets:

     Cash                                              $   129,777    $      --
                                                       -----------    -----------

Total current assets                                   $   129,777    $      --
                                                       ===========    ===========

Liabilities:

Accounts payable and accrued liabilities               $     7,730    $     1,000
Advances from a former director                             12,064          8,919
Advances from director                                       4,542           --
                                                       -----------    -----------

Total liabilities                                           24,336          9,919
                                                       -----------    -----------

Stockholders' equity (deficit):

Common stock, $0.01 par value; 200,000,000
     shares authorized; $0.01 par value;
     6,630,614 and 30,614 shares issued
     and outstanding, respectively                          66,306            306
Additional paid in capital                               5,146,181      5,047,181
Accumulated deficit                                     (5,107,046)    (5,057,406)
                                                       -----------    -----------

                                                           105,441         (9,919)
                                                       -----------    -----------

Total liabilities and stockholders' equity (deficit)   $   129,777    $      --
                                                       ===========    ===========


                             See Accompanying Notes.


                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS





                                          Three Months Ended             Six Months Ended
                                        June 30,       June 30,       June 30,       June 30,
                                          2004           2003           2004           2003
                                      -----------    -----------    -----------    -----------

Revenues                              $      --      $      --      $      --      $      --
                                      -----------    -----------    -----------    -----------


Selling, general and administrative
    expenses                               25,292          2,817         47,495          4,904
                                      -----------    -----------    -----------    -----------

Loss from operations                      (25,292)        (2,817)       (47,495)        (4,904)
                                      -----------    -----------    -----------    -----------

Net loss                              $   (25,292)   $    (2,817)   $   (47,495)   $    (4,904)
                                      ===========    ===========    ===========    ===========

Net loss per common share             $    (0.004)   $     (0.09)   $    (0.008)   $     (0.16)
                                      ===========    ===========    ===========    ===========

Weighted average number of common
    shares outstanding                  6,630,614         30,614      5,897,180         30,614
                                      ===========    ===========    ===========    ===========















                             See Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS




                                                          June 30,     June 30,
                                                            2004         2003
                                                         ---------    ---------
Cash used in operating activities:

Net loss                                                 $ (47,495)   $  (4,904)

     Adjustments to reconcile
     net loss to net cash used in operating
     activities:

        Increase in accounts payable
           and accrued liabilities                           7,730       (4,015)
                                                         ---------    ---------
                  Cash used in operating activities        (39,765)      (8,919)
                                                         ---------    ---------

Cash flows from financing activities:

        Proceeds from issuance of common stock             165,000         --
        Advances from directors                              4,542        8,919
                                                         ---------    ---------
                  Cash flows provided by financing
                    activities                             169,542        8,919
                                                         ---------    ---------

Net increase in cash                                       129,777         --

Cash, beginning of period                                     --           --
                                                         ---------    ---------

Cash, end of period                                      $ 129,777    $    --
                                                         =========    =========

Interest paid                                            $    --      $    --
                                                         =========    =========







                             See Accompanying Notes.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS

Sunrise Real Estate Development Group, Inc. (formerly "Parallax Entertainment, Inc.") ("the Company") was incorporated in Texas in October 1996. The Company changed its name to Sunrise Real Estate Development Group, Inc. effective in December 2003 following a change in the majority stockholder and a change in its business and has re-entered the development stage. Beginning with the year 2004, the Company intends to pursue real estate development activities and raise additional capital. Formerly, the Company (Parallax) was in the business of licensing, acquiring, marketing and distributing recorded music. The Company re-entered the development stage in 2004. Therefore, the cumulative information from inception is the same as the information for the six months ended June 30, 2004.

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

Going concern
-------------

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is reporting cumulative net losses since inception of $5,107,046. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The amount due to a director of $4,542 is non-interest bearing, unsecured and is due on demand.

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

Plan of Operation.

     We are in a development stage and have not conducted any operations since we ceased our recorded music operations over 21 months ago. We will be relying on cash on hand and infusions from our officers and directors in order to pay accounting and legal costs associated with filing our reports with the Securities and Exchange Commission and any fees due the State of Texas. Other than the foregoing, we do not anticipate spending any money.

     We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business. We seek acquisition or merger candidates with ongoing operations.

     On April 19, 2004, we signed a non-binding letter of intent to merge with Shanghai Xinjiyang Realty Consulting Company and Lin Ray Yang Enterprise that are based in mainland China. These companies are involved in the real estate brokerage and real estate development business, respectively. The letter of intent provides that we will issue 15,000,000 shares to acquire these two companies. However, no definitive agreement has been signed to acquire either of these companies. There is no assurance that a merger with either company will occur.

Results of Operations for quarter and six months ended June 30, 2004 verses for the quarter and six months period ended June 30, 2003.

     We had zero operating revenues in both quarters an six months periods. SG&A expenses were $25,292 and $47, 495 for the quarter and six months, respectively, ended June 30, 2004 compared to $2,817 and $4,904 for the quarter and six months, respectively, ended June 30, 2003. Since we did not have any revenues, our net losses were equal to our SG&A expenses for those respective periods.

     Again we are no longer in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats.
Accordingly, the foregoing information will not be indicative of our future operations.

Liquidity and Capital Resources

     As of June 30, 2004, we have cash assets of $162,468 and minimum liabilities other than accrued payables to professionals assisting in the preparation of our SEC reports. In the first quarter of 2004, the Company recorded the sale of 6,600,000 shares of common stock to non- US person investors for US $0.025 per share or US $165,000. The Company relied on Regulation S as its exemption from the registration requirements of the federal Securities Act of 1933 in connection with these sales to non-US persons.

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

     (b)  Reports on Form 8-K. None

                                    SIGNATURE

     Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2004.

                               SUNRISE REAL ESTATE DEVELOPMENT
                               GROUP, INC.
                               (Registrant)

                               BY: /s/ Chiu, Chi-Yuan
                                  -------------------
                                  Chiu, Chi-Yuan, President, Principal Executive Officer and Director