Form 10QSB
period 2004-09-30
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2004-11-19
CIK 1083490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[x]      REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2004

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

                      Suite 1502, No.333 ,Zhaojiabang Road
                                  Shanghai, PRC
          (Address of principal executive offices, including zip code.)

                                86 (21) 64228337
              (Registrant's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 15, 2004 - 6,636,614 shares of Common Stock

Transitional Small Business Issuer Format
Yes [ ] No [X]

                                      INDEX



PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.  Financial Statements.

         Sunrise Real Estate Development Group, Inc.
         Unaudited Condensed Financial Statements for the
         Three and Nine Months ended September 30, 2004 and 2003          F-1

                  Balance Sheets
                  September 30, 2004 (unaudited) and
                  December 31, 2003 (audited)                             F-2

                  Statements of Operations
                  for the three and nine months ended
                  September 30, 2004 and 2003 (unaudited)                 F-3

                  Statements of Cash Flows
                  for the three and nine months ended
                  September 30, 2004 and 2003 (unaudited)                 F-4

                  Notes to Financial Statements (unaudited)            F-5 - F-6


Item 2.  Management's Discussion and Analysis.                             2

Item 3.  Controls and Procedures.                                         12

PART II - OTHER INFORMATION                                               13


SIGNATURES                                                                14

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.





                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003


                   Sunrise Real Estate Development Group, Inc.

                                 Balance Sheets

(Expressed in US Dollars)



                                                         September 30,     December 31,
                                                              2004             2003
                                                         -------------    -------------
                                                          (Unaudited)       (Audited)
ASSETS

Current assets
  Cash and cash equivalents                              $     118,797    $        --
                                                         -------------    -------------
  Total current assets                                         118,797             --
                                                         -------------    -------------
Total assets                                             $     118,797    $        --
                                                         =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                  $      14,055    $        --
  Amount due to a director (Note 3)                              4,532             --
  Amount due to a former director (Note 3)                        --             12,064
                                                         -------------    -------------
  Total current liabilities                                     18,587           12,064
                                                         -------------    -------------


Commitments and contingencies

Stockholders' equity
  Common stock, par value $0.01 per share;
    200,000,000 shares authorized; 6,636,614 and
    30,614 shares issued and outstanding, respectively
                                                                66,366              306
  Additional paid-in capital                                 5,158,185        5,047,181
  Accumulated losses                                        (5,124,341)      (5,059,551)
                                                         -------------    -------------
  Total stockholders' equity                                   100,210          (12,064)
                                                         -------------    -------------
Total liabilities and stockholders' equity               $     118,797    $        --
                                                         =============    =============










      See accompanying notes to unaudited condensed financial statements.


                   Sunrise Real Estate Development Group, Inc.

                            Statements of Operations


(Expressed in US Dollars)



                                           Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                      --------------------------    --------------------------
                                          2004           2003           2004           2003
                                      -----------    -----------    -----------    -----------
                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues                              $      --      $      --      $      --      $      --

General and administrative expenses       (14,493)          (800)       (64,790)        (5,704)
                                      -----------    -----------    -----------    -----------

Operating loss                            (14,493)          (800)       (64,790)        (5,704)
                                      -----------    -----------    -----------    -----------

Loss before income tax                    (14,493)          (800)       (64,790)        (5,704)

Income tax                                   --             --             --             --
                                      -----------    -----------    -----------    -----------

Net loss                              $   (14,493)   $      (800)   $   (64,790)   $    (5,704)
                                      ===========    ===========    ===========    ===========


Loss per share - basic and diluted    $    (0.002)   $    (0.005)   $     (0.01)   $    (0.037)
                                      ===========    ===========    ===========    ===========

Weighted average common shares
  outstanding - basic and diluted       6,631,081        153,264      6,631,081        153,264
                                      ===========    ===========    ===========    ===========


















      See accompanying notes to unaudited condensed financial statements.

                   Sunrise Real Estate Development Group, Inc.

                            Statements of Cash Flows
                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)



                                                          Nine Months Ended
                                                            September 30,
                                                         2004           2003
                                                     -----------    -----------
(Unaudited) (Unaudited)
Cash flows from operating activities
  Net loss                                           $   (64,790)   $    (5,704)
      Adjustments to reconcile net loss to
        net cash used in operating activities
      Change in:
        Accounts payables and accrued expenses            14,055         (3,215)
                                                     -----------    -----------

Net cash used in operating activities                    (50,735)        (8,919)
                                                     -----------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock, net           165,000           --
   Advance from a director                                 4,532          8,919
                                                     -----------    -----------

Net cash provided by financing activities                169,532          8,919
                                                     -----------    -----------


Net increase in cash and cash equivalents                118,797           --

Cash and cash equivalents at beginning of period            --             --
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   118,797    $      --
                                                     ===========    ===========

















      See accompanying notes to unaudited condensed financial statements.

                   Sunrise Real Estate Development Group, Inc.

                     Notes to Unaudited Financial Statements

(Expressed in US Dollars)



NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (formerly "Parallax Entertainment, Inc.") ("the Company") was incorporated in Texas on 10 October 1996. The Company changed its name to Sunrise Real Estate Development Group, Inc. effective 12
December 2003 following a change in the majority stockholder. The Company re-entered the development stage after December 2003. Formerly, the Company was in the business of licensing, acquiring, marketing and distributing recorded music. Beginning January 2004, the Company began a search to acquire real estate development activities and to raise additional capital. In January 2004, the Company raised $165,000 of equity capital though the issuance of 6,600,000 common stock shares in a Regulation S offering.

The stockholders approved a 1 for 500 reverse stock split and a 1 for 5 reverse stock split in January and December 2003, respectively. All share and per share amounts have been retroactively restated to reflect these stock splits.


NOTE 2 -Basis of Presentation

The accompanying financial data as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, have been made. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

                   Sunrise Real Estate Development Group, Inc.

                     Notes to Unaudited Financial Statements



NOTE 3 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to a director

The Company, from time to time, received from or made repayment to a director. The amount due to a director does not bear any interest, is unsecured, and does not have clearly defined terms of repayment.

Amount due to a former director

The amount due to a former director of $12,064 does not bear any interest, is unsecured, and repayable on demand. In connection with the change in majority shareholders in December 2003, the former director agreed to exchange the above debt for 6,000 shares of common stock after a 1 for 500 reverse stock split and a 1 for 5 reverse stock split in January 2003 and December 2003, respectively.

On September 24, 2004, the former director exchanged the $12,064 debt for 6,000 shares of common stock.


NOTE 4 - SUBSEQUENT EVENTS

On August 31, 2004, the Company, Lin Ray Yang Enterprise Ltd., a British Virgin Islands company ("LRY") and Lin, Chi-Jung, an individual and agent for beneficial shareholders of "LRY", Ace Develop Properties, Ltd. ("Ace Develop"), Planet Technology Corporation ("Planet") and Systems and Technology Corporation ("Systems"), entered into that certain exchange agreement that the Company issue 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of "LRY". This agreement was closed on October 5, 2004. Lin, Chi-Jung is Chairman of the Board of Directors of the Company, the President of "LRY" and the principal and controlling shareholder of "Ace Develop". Regarding the 10,000,000 shares of common stock of the Company issued in this transaction, 8,500,000 shares were issued to "Ace Develop", 750,000 shares were issued to "Planet" and 750,000 shares were issued to "Systems".

On August 31, 2004, the Company, Sunrise Real Estate Development Group, Inc., a Cayman Islands company ("CY-SRRE") and Lin, Chi-Jung, an individual and agent for the beneficial shareholder of "CY-SRRE", Ace Develop Properties, Ltd. ("Ace Develop"), entered into that certain exchange agreement that the Company issue 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of "CY-SRRE". This agreement was closed on October 5, 2004. Lin, Chi-Jung is Chairman of the Board of Directors of the Company, the President of "CY-SRRE" and the principal and controlling shareholder of "Ace Develop".

Item 2.  Management's Discussion and Analysis.

GENERAL

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

OVERVIEW

We were incorporated in the State of Texas on October 11, 1996. Until July 2002, we were engaged in the business of licensing, acquiring, marketing, and distributing high quality recorded music for a variety of music formats. On July 29, 2002, Gust Kepler, the then president and majority shareholder of the Company acquired all of the assets and business and assumed all of the liabilities of the Company. Since that time up to October 5, 2004, we have had no business activity of any kind.

Also on July 29, 2002, Gust Kepler sold controlling interest in the Company to Yarek Bartosz who resides in Calgary, Canada. Mr. Bartosz became president and then owned a majority, 51% (78,400 shares), of the outstanding shares of the Company. On October 28, 2003, Olympus Investment Corporation, a Burnei
corporation, based in Taipei, Taiwan, purchased all of the 78,400 shares of common stock owned by Mr. Bartosz, and then became the majority, 51% shareholder of the Company.

Effective December 22, 2003, the name of the Company, Parallax Entertainment, Inc. was changed to Sunrise Real Estate Development Group, Inc. Also effective December 22, 2003, the outstanding shares of common stock, 153,262 shares, were reverse split, one for five, resulting in 30,653 shares being issued and outstanding, post reverse split. Thereafter, on December 27, 2003, the Company sold in a private placement to non-US persons 6,600,000 shares of common stock for $0.025 per share, an aggregate of $165,000. The Company relies on the Regulation S exemption from the registration requirements of the Securities Act of 1933 in connection with this private placement.

As reported under Item 1.01 of its Form 8-K dated August 31, 2004 filed with the Commission, the registrant, Sunrise Real Estate Development Group, Inc. ("Sunrise"), Lin Ray Yang Enterprise Ltd., a British Virgin Islands company ("LRY") and Lin, Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e. Ace Develop Properties, Ltd. ("Ace Develop"), Planet Technology Corporation ("Planet") and Systems and Technology Corporation ("Systems"), entered into that certain Exchange Agreement that provides for Sunrise's issue of ten (10) million shares of common stock to the beneficial shareholders of LRY, or their designees, in exchange for 100% of the outstanding capital stock of "LRY". This agreement closed on October 5, 2004. Lin, Chi-Jung is Chairman of the Board of Directors and now also President of Sunrise, the President of LRY and the principal and controlling shareholder of Ace Develop. Of the 10,000,000 shares of common stock of Sunrise issued in this transaction, 8,500,000 shares were issued to Ace Develop, 750,000 shares were issued to Planet and 750,000 shares were issued to Systems. The 10,000,000 shares issued in exchange for all of the capital stock of LRY was arbitrarily determined by the Sunrise Board of Directors and Lin, Chi-Jung who is, as aforesaid, the Chairman of the Sunrise Board of Directors and now also President of Sunrise.

Also as reported under Item 1.01 of its Form 8-K dated August 31, 2004 filed with the Commission, Sunrise, the registrant, Sunrise Real Estate Development Group, Inc. a Cayman Islands company ("CY-SRRE") and Lin, Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e. Ace Develop Properties, Ltd., entered into that certain Exchange Agreement that provides for Sunrise's issue of five (5) million shares of common stock to the beneficial shareholder of CY-SRRE or its designees, in exchange for 100% of the outstanding capital stock of CY-SRRE. This agreement closed on October 5, 2004. Lin, Chi-Jung is Chairman of the Board of Directors and now also President of Sunrise, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop. The 5,000,000 shares of common stock of Sunrise issued in this transaction to Ace Develop in exchange for all of the capital stock of CY-SRRE was arbitrarily determined by the Sunrise Board of Directors and Lin, Chi-Jung who is, as aforesaid, the Chairman of the Sunrise Board of Directors And now also President of Sunrise.

Prior to the closing of the aforesaid Exchange Agreements, Sunrise was an inactive "shell" company. Following the closing, Sunrise, through its two wholly owned subsidiaries, LRY and CY-SRRE, intends to engage in the real estate development and brokerage businesses in mainland China.

OPERATING EXPENSES

Operating expenses are comprised of general and administrative expenses.

TAXES

As Sunrise operated at a loss in the year 2003 through the present, it did not incur any taxes.


RESULTS OF OPERATIONS

(a)      Operating loss
         From inception through September, 30, 2004, Sunrise had a total loss of $5,124,341. From January 1, 2004 to September 30, 2004, the accumulated loss was $64,790, including the operating loss in the first quarter of $13,199.50 ,the operating loss in the second quarter of $37,098.00 and the operating loss in the third quarter of $14,492.50, respectively. During all of 2003 fiscal year, Sunrise was a "shell" company. So for the nine months period ended September 30, 2003, the total accumulated expense was $5,704, and only $800 during its third quarter. In 2004, Sunrise sought to acquire a real estate development operation in China and professional services from lawyers and auditors were secured and paid for, accounting for the differences between the two periods.

(b)      Net loss
         There was no operating revenue for the nine months period ended September 30, 2004. Sunrise had a net loss $64,790.In comparison to the same period of 2003, the total loss was $5,704. The increase of loss this year resulted from paying professional service fees , including the fees for a consulting company, lawyers and accountants, engaged to assist Sunrise in its search to acquire a real estate development company. Total shares of the stock issued are 6,636,614 shares. Net loss per share is $0.009 for the nine months ended September 30, 2004.

         Net loss per common share was computed by dividing the net loss by the weighted average number of shares outstanding during the periods. The weighted average number of common shares was calculated by taking the number of common shares outstanding and weighting them by the amount of time that they were outstanding. Such per share amounts for 2003 have been retroactively restated to reflect the reverse stock splits.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash assets of $118,797 and minimum liabilities other than accrued payables to professionals assisting in the preparation of this Form 10-QSB. In the first quarter of 2004, the Company recorded the sale of 6,600,000 shares of common stock to non- US person investors for US $0.025 per share or US $165,000. The Company relied on Regulation S as its exemption from the registration requirements of the federal Securities Act of 1933 in connection with these sales to non-US persons.

As of September 30, 2004, our principal sources of liquidity included cash and bank balances of $118,797, which decreased from $129,777 at June 30, 2004. The decrease was mainly due to the expenditures to fund the daily operations. Net cash used in operating activities was $10,980 during the three months ended September 30, 2004 and June 30, 2004 , respectively. Net cash provided by operating activities during the three months ended September 30, 2004 was primarily attributed to the issued 6,600,000 shares.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2004, we have not entered into any off-balance sheet arrangements with any individuals or entities.

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

(b)      Changes in internal controls.

As reported under Item 2 above, Ace Develop Properties, Ltd., a British Virgin Islands company, was issued 13,500,000 shares of common stock of Sunrise on the closing of the two Exchange Agreements whereby Sunrise acquired all of the capital stock of Lin Ray Yang Enterprises Ltd. and Sunrise Real Estate Development Group, Inc., a Cayman Islands corporation. As of October 11, 2004, Sunrise, the Registrant, has issued and outstanding 21,636,614 shares of common stock. Ace Develop's said 13,500,000 shares represent approximately 62% of the issued and outstanding shares of Sunrise.

Lin, Chi-Jung, the Chairman of the Board of Directors, President and CEO of Sunrise, is the president, principal shareholder and the controlling person of Ace Develop. Therefore, the 13,500,000 shares of common stock of Sunrise held of record by Ace Develop are beneficially owned by Lin, Chi-Jung who is the controlling person of Sunrise by virtue of owning, indirectly, 62% of the outstanding shares of Sunrise and holding the offices of Chairman, President and CEO of Sunrise, as aforesaid.

(c) Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On October 11, 2004, Chiu, Chi-Yuan resigned as President and CEO of Sunrise and Lin, Chi-Jung, Sunrise's Chairman of the Board of Directors, was elected by the Board the President and CEO of Sunrise to serve until his successor is elected and qualified. Chiu, Chi- Yuan remains a member of the Board of Directors of Sunrise. See the discussion concerning the closing of the Exchange Agreements and Lin, Chi-Jung and his affiliation with Ace Develop under Item 2 above. Since 2002, Lin, Chi-Jung has been the Chairman of the Board of Directors of Shanghai Xin Ji Yang Real Estate Consultant Co., LTD. This company provides real estate consulting and brokerage services to the MAINLAND China real estate consumer market.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Securities Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits

(a)      Exhibits: Exhibit Number and Brief Description.

         31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

         31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

         32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

         32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.


Date: November 15, 2004              By: /s/ Lin, Chi-Jung
                                        ----------------------------------------
                                        Lin, Chi-Jung, Chief Executive Officer


Date: November 15, 2004              By: /s/ Lo, Yi-Yun
                                        ----------------------------------------
                                        Lo, Yi-Yun, Chief Financial Officer