Form 10QSB/A
period 2004-09-30
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2004-12-02
CIK 1083490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB-A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 15, 2004 -21,636,614 shares of Common Stock

Transitional Small Business Issuer Format
YES  [   ]      NO     [ X ]

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

                  Balance Sheets
                  September 30, 2004 and December 31, 2003                F-2

                  Statements of Operations
                  for the three and nine months ended
                  September 30, 2004 and 2003                             F-3

                  Statements of Cash Flows
                  for the three and nine months ended
                  September 30, 2004 and 2003                             F-4

                  Notes to Financial Statements                        F-5 - F-6

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.













                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003


                   Sunrise Real Estate Development Group, Inc.

                                 Balance Sheets

(Expressed in US Dollars)


                                                        September 30,     December 31,
                                                             2004             2003
                                                        -------------    -------------
                                                                 (Unaudited)
                                                        ------------------------------
ASSETS

Current assets
  Cash and cash equivalents                             $     118,797    $        --
                                                        -------------    -------------

  Total current assets                                        118,797             --
                                                        -------------    -------------

Total assets                                            $     118,797    $        --
                                                        =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                 $      14,055    $        --
  Amount due to a director (Note 3)                             4,532             --
  Amount due to a former director (Note 3)                       --             12,064
                                                        -------------    -------------

  Total current liabilities                                    18,587           12,064
                                                        -------------    -------------


Commitments and contingencies

Stockholders' equity
  Common stock, par value $0.01 per share;
    200,000,000 shares authorized; 6,636,614
      and 30,614 issued and outstanding, respectively          66,366              306
  Additional paid-in capital                                5,158,185        5,047,181
  Accumulated losses                                       (5,124,341)      (5,059,551)
                                                        -------------    -------------

  Total stockholders' equity                                  100,210          (12,064)
                                                        -------------    -------------

Total liabilities and stockholders' equity              $     118,797    $        --
                                                        =============    =============










      See accompanying notes to unaudited condensed financial statements.


                   Sunrise Real Estate Development Group, Inc.

                            Statements of Operations


(Expressed in US Dollars)



                                          Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                      --------------------------    --------------------------
                                          2004           2003           2004           2003
                                      -----------    -----------    -----------    -----------
                                                            (Unaudited)
                                      --------------------------------------------------------

Revenues                              $      --      $      --      $      --      $      --

General and administrative expenses       (14,493)          (800)       (64,790)        (5,704)
                                      -----------    -----------    -----------    -----------

Operating loss                            (14,493)          (800)       (64,790)        (5,704)
                                      -----------    -----------    -----------    -----------

Loss before income tax                    (14,493)          (800)       (64,790)        (5,704)

Income tax                                   --             --             --             --
                                      -----------    -----------    -----------    -----------

Net loss                              $   (14,493)   $      (800)   $   (64,790)   $    (5,704)
                                      ===========    ===========    ===========    ===========


Loss per share - basic and diluted    $    (0.002)   $    (0.005)   $     (0.01)   $    (0.037)
                                      ===========    ===========    ===========    ===========


Weighted average common shares
  outstanding - basic and diluted       6,631,081        153,264      6,631,081        153,264
                                      ===========    ===========    ===========    ===========



















      See accompanying notes to unaudited condensed financial statements.

                   Sunrise Real Estate Development Group, Inc.

                            Statements of Cash Flows
                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)



                                                          Nine Months Ended
                                                             September 30,
                                                          2004          2003
                                                       ----------    ----------
                                                             (Unaudited)
                                                       ------------------------
Cash flows from operating activities
  Net loss                                             $  (64,790)   $   (5,704)
      Adjustments to reconcile net loss to
        net cash used in operating activities
      Change in:
        Accounts payables and accrued expenses             14,055        (3,215)
                                                       ----------    ----------

Net cash used in operating activities                     (50,735)       (8,919)
                                                       ----------    ----------

Cash flows from financing activities
   Proceeds from issuance of common stock, net            165,000          --
   Advance from a director                                  4,532         8,919
                                                       ----------    ----------

Net cash provided by financing activities                 169,532         8,919
                                                       ----------    ----------

Net increase in cash and cash equivalents                 118,797          --

Cash and cash equivalents at beginning of period             --            --
                                                       ----------    ----------

Cash and cash equivalents at end of period             $  118,797    $     --
                                                       ==========    ==========


















      See accompanying notes to unaudited condensed financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (formerly "Parallax Entertainment, Inc.") ("the Company") was incorporated in Texas on 10 October 1996. The Company changed its name to Sunrise Real Estate Development Group, Inc. with effect from 12 December 2003 following a change in the majority stockholder and its business. The Company re-entered the development stage after December 2003. Formerly, the Company was in the business of licensing, acquiring, marketing and distributing recorded music. Beginning on January 2004, the Company intends to pursue real estate development activities and raise additional capital. In January 2004, the Company raised $165,000 of equity capital through the issuance of 6,600,000 common stock shares in a Regulation S offering.

The stockholders approved a 1 for 500 reverse stock split and a 1 for 5 reverse stock split in January and December 2003, respectively. All share and per share amounts have been retroactively restated to reflect these stock splits.


NOTE 2 -Basis of Presentation

The accompanying unaudited condensed financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 and condensed financial data derived from the audited financial statements as of December 31, 2003 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

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

Amount due to a director

The Company, from time to time, received from or made repayment to a director. The amount due to a director does not bear any interest, unsecured, and does not have clearly defined terms of repayment.

Amount due to a former director

The amount due to a former director of $12,064 does not bear interest, is unsecured, and is repayable on demand. In connection with the change in majority shareholders in December 2003, the former director received an alternative selection to exchange the above debt for 6,000 shares of common stock after a 1 for 500 reverse stock split and a 1 for 5 reverse stock split in January 2003 and December 2003, respectively.

On September 24, 2004, the former director exercises the alternative selection to exchange the $12,064 debt for 6,000 shares of common stock.


NOTE 4 - SUBSEQUENT EVENTS

On August 31, 2004, the Company, Lin Ray Yang Enterprise Ltd., a British Virgin Islands company ("LRY") and Lin Chi-Jung, an individual and agent for beneficial shareholders of "LRY", Ace Develop Properties, Ltd. ("Ace Develop"), Planet Technology Corporation ("Planet") and Systems and Technology Corporation ("Systems"), entered into an exchange agreement that the Company issue 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of "LRY". This agreement was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of the Company, the President of "LRY" and the principal and controlling shareholder of "Ace Develop". Regarding the 10,000,000 shares of common stock of the Company issued in this transaction, 8,500,000 shares were issued to "Ace Develop", 750,000 shares were issued to "Planet" and 750,000 shares were issued to "Systems".

On August 31, 2004, the Company, Sunrise Real Estate Development Group, Inc., a Cayman Islands company ("CY-SRRE") and Lin Chi-Jung, an individual and agent for the beneficial shareholder of "CY-SRRE", Ace Develop Properties, Ltd. ("Ace Develop"), entered into an exchange agreement that the Company issue 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of "CY-SRRE". This agreement was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of the Company, the President of "CY-SRRE" and the principal and controlling shareholder of "Ace Develop".

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


RESULTS OF OPERATIONS

(a)      Operating loss
         From inception through September, 30, 2004, Sunrise had a total loss of $5,124,341. From January 1, 2004 to September 30, 2004, the accumulated loss was $64,790, including the operating loss in the first quarter of $13,199.50, the operating loss in the second quarter of $37,098.00 and the operating loss in the third quarter of $14,492.50, respectively. During all of 2003 fiscal year, Sunrise was a "shell" company. So for the nine months period ended September 30, 2003, the total accumulated expense was $5,704, and only $800 during its third quarter. In 2004, Sunrise sought to acquire a real estate development operation in China and professional services from lawyers and auditors were secured and paid for, accounting for the differences between the two periods.

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

 Item 3.  Controls and Procedures

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Securities Holders.  None.

Item 5.  Other Information.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On October 11, 2004, Chiu Chi-Yuan resigned as President and CEO of Sunrise and Lin Chi-Jung, Sunrise's Chairman of the Board of Directors, was elected by the Board the President and CEO of Sunrise to serve until his successor is elected and qualified. Chiu Chi- Yuan remains a member of the Board of Directors of Sunrise. See the discussion concerning the closing of the Exchange Agreements and Lin Chi-Jung and his affiliation with Ace Develop under Item 2 above. Since 2002, Lin Chi-Jung has been the Chairman of the Board of Directors of Shanghai Xin Ji Yang Real Estate Consultation Company Limited. This company provides real estate consulting and brokerage services to the Mainland China real estate consumer market.

Item 6.  Exhibits

(a)      Exhibits: Exhibit Number and Brief Description.

         31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

         31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

         32.1 Section 906 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer. (Filed herewith).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.


Date: November 23, 2004                By: /s/ Lin, Chi-Jung
                                          --------------------------------------
                                          Lin, Chi-Jung, Chief Executive Officer


Date: November 23, 2004                By: /s/ Lo, Yi-Yun
                                          --------------------------------------
                                          Lo, Yi-Yun, Chief Financial Officer