Form 10KSB
period 2004-12-31
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2005-04-08
CIK 1083490

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
For the fiscal year ended: December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-32585

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
    -------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



             Texas                                      75-2713701
--------------------------------------------------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)



Suite 1502, No.333,Zhaojiabang Road
           Shanghai, PRC                                  200031
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: + 86-21-6422-0505

Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year ended December 31, 2004 were US$7,723,641.

As of March 30, 2005 the aggregate market value of the Common Stock held by non-affiliates, 6,614,934 shares of Common Stock, was $33,074,670 based on an average of the bid and ask prices of $5 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 30, 2005 was 21,636,614 shares.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]












--------------------------------------------------------------------------------

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            Page
PART I
Item 1.  Business..............................................................4
Item 2.  Property.............................................................10
Item 3.  Legal Proceedings....................................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................10

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.............11
Item 6.  Management's Discussion and Analysis or Plan of Operation............12
Item 7.  Financial Statements.................................................22
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................23
Item 8A. Controls and Procedures..............................................23
Item 8B. Other Information....................................................23

PART III
Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................24
Item 10. Executive Compensation...............................................27
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................28
Item 12. Certain Relationships and Related Transactions.......................30
Item 13. Exhibits and Reports on Form 8-K.....................................30
Item 14. Principal Accounting Fees and Services...............................31


Consolidated Financial Statements

                                     Part I

ITEM 1. Description of business

Corporate History

Sunrise Real Estate Development Group, Inc. ("SRRE") was incorporated in the State of Texas on October 11, 1996. On October 28, 2003, Olympus Investment Corporation, a Brunei corporation, based in Taipei, Taiwan, purchased all of the 78,400 shares of common stock owned by Yarek Bartosz, and then became the majority, 51% shareholder of the Company.

Effective December 22, 2003, the name of the Company, Parallax Entertainment, Inc. was changed to Sunrise Real Estate Development Group, Inc. Also effective December 22, 2003, the outstanding shares of common stock, 153,262 shares, were reverse split, one for five, resulting in 30,614 shares being issued and outstanding, post reverse split. Thereafter, on December 27, 2003, the Company sold in a private placement to non-US persons 6,600,000 shares of common stock for $0.025 per share, an aggregate of $165,000. SRRE relied on the Regulation S exemption from the registration requirements of the Securities Act of 1933 in connection with this private placement.


On August 31, 2004, SRRE, CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e. Ace Develop, entered into an exchange agreement that SRRE issue 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.


Also on August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e. Ace Develop, Planet Tech and Systems Tech, entered into an exchange agreement that SRRE issue 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop. Regarding the 10,000,000 shares of common stock of SRRE issued in this transaction, 8,500,000 shares were issued to Ace Develop, 750,000 shares were issued to Planet Tech and 750,000 shares were issued to Systems Tech.

Prior to the closing of the aforesaid Exchange Agreements, Sunrise was an inactive "shell" company. Following the closing, Sunrise, through its two wholly owned subsidiaries, LRY and CY-SRRE, has engaged in the real estate development and brokerage businesses in Mainland China.


As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE. However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

Our ultimate goal is to be fully engaged in the real property development business. We are now a sales brokerage business with accumulated expertise in the areas of property sales & marketing. We generated consolidated revenues of more than $7.7 million from our sales brokerage business in 2004. With experience and in-depth local market know-how, we are now ready to enter the property development sector, while at the same time maintaining our steady growth in the brokerage business.

General Business Description

The Company was incorporated on October 11, 1996 in Texas, USA and was formally known as Parallax Entertainment, Inc. The Company has gone through a series of transition leading to the completion of a reverse merger on October 5, 2004. The Company's business is now in the real estate consultation, agency sales, and property underwriting in the People's Republic of China ("the PRC").

The Company recognizes that in order to differentiate itself from the market, there is a need to avoid direct competition with the rest of the large-scale property developers who have abundant funds to acquire land. We aim at crafting a niche position as the marketing alliance of other developers.

One of the Company's subsidiaries began operations as a real estate marketing agent in 2001. Within three years of operation, that subsidiary has successfully marketed 10.7 million square meters of gross floor area of residential and commercial properties in Mainland China's major and secondary cities.

Company chart

Sunrise operates through a tier of wholly owned subsidiaries with 100% ownership of capital stock of Sunrise Real Estate Development Group, Inc., a Cayman Island corporation ("CY-SRRE") and LIN RAY YANG Enterprise, Ltd., a British Virgin Island company ("LRY"). Neither CY-SRRE nor LRY have operations but respectively conduct operations in Mainland China through wholly owned subsidiaries based in Shanghai, the People's Republic of China (the "PRC"). CY-SRRE operates through its wholly owned subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Co. Ltd ("SHXJY"). LRY operates through its wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Co. Ltd. ("SHSY"). SHXJY is a property agency business earning commission revenue from marketing and sales service to developers. SHSY is a property investment company, investing in and partnering with developers to whom they provide marketing services. In January 2005, LRY established a new subsidiary - Suzhou Gao Feng Hui Property Management Co, Ltd ("SZGFH"). This subsidiary is a joint investment between LRY and its partnering developer, SIP Hi-Dragon Real Estate Development Co., Ltd. The major business of SZGFH is to render property rental service, buildings management and maintenance service for office buildings and service apartments. Our corporate organizational table is as follows:

Figure 1: Company Organization Chart

                               Sunrise Real Estate
                             Development Group, Inc.
                                        |
                                        |
            ------------------------------------------------
            |                                             |
            |                                             |
   Sunrise Real Estate                              LIN RAY YANG
 Development Group, Inc.                         Enterpise Ltd., BVI
         Cayman                      100%                 |              80%
            |                  -------------------------------------------------
   100%     |                            |                            |
Shanghai Xin Ji Yang Real         Shanghai Shang Yang        Suzhou Gao Feng Hui
   Estate Consultation         Real Estate Consultation      Property Management
     Company Limited               Company Limited             Company Limited

Celebrity-turned-entrepreneur, Lin Chi Jung, and the founder of Taiwan's top property sales agency, Lin Chou Chin, established SHXJY in end of 2001 in Shanghai jointly. SHXJY combined professional strengths from Taiwan, Mainland China and Hong Kong to venture into Mainland China's property marketing and sales brokerage sector.

SHXJY has fifty-two sales teams operating in fifteen provinces in the PRC. As of December 31, 2004, SHXJY has contracts to market and sell a total property area exceeding 10.69 million square meters. SHXJY is comprised of three major divisions: research and development, planning, and sales divisions. It has a total work force of 450 personnel including 30 Taiwanese expatriates. SHXJY is one of the largest foreign-based brokerage agencies in Shanghai.

SHSY was incorporated in March 2004 as a property development advisory company with the goal of becoming established in the land development business in Mainland China. SHSY identifies, evaluates and negotiates development projects. SHSY is comprised of professional project planning, property investment evaluation and project marketing teams.

SHSY's first project is the development of a commercial building within the Suzhou Industrial Park, called the Sovereign Building. The Sovereign Building is a joint venture between SHSY and SIP Hi-Dragon Real Estate Development Co., Ltd., SHSY will undertake the sale of all units within the project.

SZGFH was incorporated in January 10, 2005 as a property management company. The registered capital of SZGFH is $300,000; whereby LRY invested 80% into it, and Hui Long took-up the rest of the 20% stake. The Company anticipates that it would be able to secure a number of service contracts from the existing unit owners of Sovereign Building. We are hoping that the rental revenue from this subsidiary will help our group to have a more diversified revenue base. Our historical revenue stream has mainly been in the form of commission based revenue, which sometimes may expose us to developer-related risks, such as fluctuation in property price, cyclical collection flow and project management issues. The durable and accumulative rental revenue will provide us a cushion against the cyclical nature of the real estate industry.

With a relatively short history and smaller capital base, the Company recognizes that in order to differentiate itself from the market, there is a need to avoid direct competition with large-scale property developers who have abundant funds to acquire land. We aim at utilizing our professional experience to carve a niche and position the Company as the marketing alliance of other developers. This strategic plan is designed to expand our activities beyond our existing revenue base, enabling the Company to assume higher investment risk and allow flexibility in collaborating with partnering developers. The plan is aimed at improving the capital structure of the Company, diversifying our revenue base, creating higher values and equity returns.

In the past 3 years, the Company has created a reputation as a leading sales and marketing agency for new projects. With our accumulated expertise and experience, we will now slowly take a more aggressive role by participating in property development. We will select the property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services.


Business Activities

Since 2002, the Company's main operating subsidiary has engaged in sales and marketing agency work for newly built property units. The Company has developed a good network with landowners and earned the trust of developers, allowing us to explore opportunities in property investment.

As part of this goal, a new operating subsidiary with an experienced management team has been acquired to focus on developing a new strategic plan for property investment activities. The new strategic plan is designed to expand Company activities beyond our existing revenue base, to assume a higher risk of investment and allow flexibility in structuring collaboration models with partnering developers.

While the Company has an excellent track record as a leading sales and marketing agency for new developments, we are slowly becoming a small equity participant in property development projects.

Property Marketing and Sales Agency

Depending on the scope of our engagement and our partners' requirements, the scope of our services could be a combination of the following models:

Commission Based Services
-------------------------

Commission based services refer to marketing and sales agency services to perform the following services:

a.       Integrated Marketing Planning
b.       Advertising Planning & Execution
c.       Sales Planning and Execution

In this type of business, the Company signs a marketing and sales agency agreement with property developers to undertake the marketing and sales activities of a named project. The scope of service varies according to clients' needs; it could be a full package of all the above services (a, b and c), a combination of any 2 of the above services or a single service.

Most of our existing revenue come from commission based services, representing at least 80% of our annual revenues. We secure those projects via bidding or direct appointment. Through existing client rapport and selling results, we have secured a number of projects from previous clients via direct appointment, especially on subsequent phases of projects that we marketed before. Almost 40% of our existing projects are such subsequent phases, representing a quarter of our current year revenues.

Normally before we are retained by a developer, we will evaluate and determined the acceptable selling value of a project; this value will be proposed to the developer and the parties will negotiate an Average Selling Value ("ASV") as the basis of property selling price in our agency agreement.

The actual retail value of the project is generally priced higher than the ASV depending on the actual market conditions and our confidence level upon project launching. On average, we are able to sell the property at a 20% markup of ASV.

Our normal commission structure is a combination of:

a)   Base Commission of 1.5% on the Acceptable Selling Value
b) Surplus Commission of 20% - 40% of the difference between ASV and actual sales price.

Our wholly owned subsidiary, Shanghai SHXJY Real Estate Consultation Co, Ltd. ("SHXJY"), engages in this sales and marketing phase of our business.


Property Investment

The Company's ultimate goal is to acquire strategic raw land properties to build commercial and residential projects.

In the PRC, all land titles are owned by the government, and private companies are granted the Land Use Rights Certificate ("LURC") of not more than 70 years depending on the purpose of the development For example, residential property has a land use right of 70 years, commercial and entertainment land has land use rights of 50 years.

During tenure of a land use right, the assignee may claim the piece of land as its property asset, whereby this property is transferable and may be used for various commercial purposes, i.e., sales and purchase, renting and leasing, subject to mortgage and guarantee, provided that the principal owner of the rights would have to pay government usage fees annually.

The PRC's regulation framework also requires that a property development company possess Land Use Right Certificates before registering itself as a Property Development Company. The Company has not acquired any Land Use Rights and therefore is not registered as a Property Development Company. However it is our goal to do so.

Mainland China's Property Sector

     |X| The industry's macro environment is slowly opening up and the property sector is gradually developing to be a more regulated market.
     |X| Stable economic growth provides a solid and secure base for investment returns in the property sector.


Figure 2: GDP Growth of US, Japan, Taiwan, and China for the period of 2000 through 2004



[OBJECT OMITTED]




Figure 3: Per Capita GDP as Multiple of China for US, Japan, Hong Kong, Singapore, Taiwan, and China.



[OBJECT OMITTED]




Government regulation
---------------------
The Law on the Protection of the Investment from Taiwan Compatriot

This regulation ensures that the PRC Government shall in no circumstances interfere in the economic cooperation between the Mainland China and Taiwan because of political differences. The PRC Government shall not discriminate and shall protect the legal benefits of Taiwan compatriots' investment in Mainland China. This policy allows Taiwan business to safely operate in Mainland China without government discrimination.


On August 31, 2003, the State Council of the PRC issued Guo Fa (2003) No.18, State Council's notice regarding the accelerating real estate market in the direction of continuous and healthy development. There is no doubt that this policy will become an important contribution to the PRC's economic development. It explicitly provides for assistance to middle/low income households by means of subsidies, clearly defining the regulations to control land pricing so as to enable the majority of households to pay the housing price and fulfill Chinese citizens' dreams of buying ordinary commodity housing. Such decision will have positive direct influence on the overall economic growth of the country.


The No.18 policy conforms to the public opinion to satisfy market supply and demand, it also provides that strong support will be provided to qualified real estate development companies. The construction cost for economical and suitable housing will also be reduced through measures such as land transfers, reducing or waiving administrative and institutional charges as well as tax revenue preferential policies and so on. Enterprises will all be under fair competition, eliminating those previous under-the-table compromising transactions.

Regulation No.18

The Policies that benefit real estate developers in the No.18 regulation are as follows:

o    Increase the supply of ordinary commodity housing.
o    Control construction of upscale commodity apartment.
o    Stimulate the secondary housing market.
o Increase the collection of housing accumulation funds and exert more efforts in granting loans.
o Strengthen the supervision and management of mortgage and exert more effort in providing credit support to those qualified real estate development enterprises projects

Environmental matters
---------------------

None

Employees

As of December 31, 2004, we had the following number of employees:

     Department                                                        Employees
     ----------                                                        ---------
     Administration Dept.                                                   21
     Marketing Department Dept.                                             40
     R&D Dept                                                                9
     Accounting Dept.                                                        7
     Advertising & Communication Planning Dept.                             14
     Financing Dept.                                                         2
     Investor Relations Dept.                                                2
     Suzhou Subsidiary of XJY
     Administration Dept.                                                    9
     Accounting Dept.                                                        2
     Marketing Dept.                                                        71
     R&D Department                                                          7
     Nanchang Branch of XJY
     Administration Dept.                                                    4
     Accounting Dept.                                                        2
     Marketing Dept.
     Advertising & Communication Planning Dept.                              1
     Beijing Subsidiary of XJY
     Administration Dept.                                                    4
     Accounting Dept.                                                        1
     Marketing Dept.                                                         1
     Yangzhou Branch of XJY
     Administration Dept.                                                    2
     Accounting Dept.                                                        2
     Marketing Dept.                                                        32
     Total                                                                 233


ITEM 2.  DESCRIPTION OF PROPERTY

We currently rent our facilities at 7/F & 15/F, No.333, Zhaojiabang Road, Shanghai, the PRC. In addition, we have regional field support office in various cities in Mainland China, namely Suzhou, Beijing, Nanjing and Yangzhou.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Our common stock is quoted on the Over the Counter Bulletin Board system under the symbol "SRRE." The following table sets forth the high and low bid quotations of our common stock reported by the OTCBB system for the periods indicated.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in USD)


       ------------------- ---------------------- ----------------------
                                   2004                     2003
       ------------------- ---------------------- ----------------------
                             High         Low        High        Low
       ------------------- ---------- ----------- ----------- ----------
       First quarter         6.30        5.90        1.85       0.00
       ------------------- ---------- ----------- ----------- ----------
       Second quarter        10.01       3.50        0.55       0.21
       ------------------- ---------- ----------- ----------- ----------
       Third quarter         7.50        7.00        0.50       0.21
       ------------------- ---------- ----------- ----------- ----------
       Fourth quarter        7.50        3.50        6.50       0.25
       ------------------- ---------- ----------- ----------- ----------

       Source: http://yahoo.finance.com

According to the transfer agent's records, at March 1, 2005, approximately 10,471 holders, including beneficial holders, held our common stock. On March 30, 2005, the closing price of our common stock was $5.00.

No cash dividends were paid to common stockholders in 2004 and 2003. Major reason being we are still a growing company and we would require sufficient liquidity to fund our aggressive business activities. The Company would consider paying dividends in the future when cash surplus allowed so.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read this discussion along with the Consolidated Financial Statements and Notes found at ITEM 7. "FINANCIAL STATEMENTS."


OVERVIEW


As a result of the completion of merger exercise on October 5 2004, the holding companies of the 2 businesses i.e., LIN RAY YANG Enterprise Ltd., a British Virgin Island company ("LRY"), and Sunrise Real Estate Development Group, Inc., a Cayman Islands company ("CY-SRRE") became our wholly-owned subsidiaries, and their respective subsidiaries (SHSY & SHXJY) businesses became our only business.


Since the former stockholders of LRY and CY-SRRE acquired a majority of our voting interests in the merger, the transaction was treated as a reverse acquisition, with LRY and CY-SRRE treated as the acquirer for accounting purposes. Accordingly, the pre-merger financial statements of LRY and CY-SRRE are our historical financial statements. Before the completion of the merger exercise, SRRE had no continuing operations and its historical results would not be meaningful if combined with the historical results of SHXJY.


As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE. However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.


SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY and SHSY are collectively referred to as "the Company" hereafter. The principal activities of the Company are the provision of property brokerage services and real estate marketing services in Mainland China.



RECENT DEVELOPMENTS


Before 2004, our major business is agency business, whereby our only subsidiary then, SHXJY was contracted by property developers to market and sell their newly developed property units; in return we earn a commission fee calculated as a percentage of the selling price. Our business operation in SHXJY continues to demonstrate growth in revenue.

In 2004, through another subsidiary, SHSY, we venture into a higher risk business model whereby our commission was not calculated as a percentage of selling price anymore; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In this higher risk model named "Underwriting Model", we negotiated with the developer for an underwriting price as low as possible, with the condition that we guarantee to acquire all unsold units within certain period. In return, we were given the flexibility to price the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold units from developers at the underwriting price and hold them as our stock or investment. As per the terms of underwriting agreement, there are 2 expiry periods: the first is in the mid of 2005 whereby we committed to sell 60% of the contracted value; the second is by the end 2005, whereby we committed to the remaining 40% of the contracted value.

While we expect revenue to stem from these two subsidiaries businesses, we can provide no assurance that this will result in any increase in profitability.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB


In addition to historical information, this Form 10-KSB contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us; estimates, and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.


Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-KSB. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or otherwise.


RECENTLY ISSUED ACCOUNTING STANDARDS


In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.


In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of FASB Statement No. 123, (FASB 123R) Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FASB 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity, equity instruments or that may be settled by the issuance of those equity instruments. FASB 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. FASB 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. We do not believe the adoption of FASB 123R will have a material impact on our financial statements.


APPLICATION OF CRITICAL ACCOUNTING POLICIES


The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies for us include revenue recognition, impairment of goodwill, and accounting for income taxes.

Goodwill
--------


SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the Company. Application of the goodwill impairment test requires judgment, including the identification of the Company, assignment of assets and liabilities to Company, assignment of goodwill to the Company, and determination of the fair value of the Company. The fair value of Company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for the Company


Income Taxes
------------


SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

Revenue Recognition
-------------------

Agency commission revenue from property broking is recognised when the property developer and the buyer complete a property sales transactions, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement.

Revenue from marketing consultancy services is recognized when services are provided to clients.




RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations with comparison to that of last fiscal year only. There will be no comparison for last fiscal year vis-a-vis the period before as there was no pro-forma consolidated financial statement prior to the "reverse acquisition" exercise.

Revenue
-------

Our net revenues after sales tax are mainly agency commission fee derived from SHXJY. Net revenue was $7.7 million in 2004 compared to $5.3 million in 2003. In 2004, we were contracted to sell property value worth $283 million, which was a 134% increase from last year contracted value of $121 million. We expect we will experience the similar if not better revenue growth rate in 2005 for our commissioned agency business.

In 2004, another operating subsidiary, SHSY is contributing minimal gross revenue of $122,380 as it is still in the early stage of development; in February 2004, SHSY has won a project to underwrite an office building in Suzhou. Property Sales Underwriting is comparatively a higher risk business model compared to our pure commission based agency business, whereby our commission was not calculated as a percentage of selling price anymore; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In this relatively high risk model, namely, "Underwriting Model", we negotiated with developer for an underwriting price as low as possible, with the condition that we guarantee to acquire all unsold units within certain period. In return, we were given the flexibility to price the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold it as our stock or investment.

This underwriting project launched in January 2005 after the property develop obtained the necessary permit for sale. Since then, we have sold almost a quarter of the underwritten floor areas as of March 23, 2005; this will generate potential revenue of $3.8 million. The total revenue to be generated from this project is $15 million. We expect with the inclusion of this underwriting income, the composition of our group revenue will change tremendously in 2005, with both agency commission and underwriting income each representing approximately half of the revenue.


Cost of Revenue
---------------

Cost of revenue increased to $4.2 million when compared with that of last corresponding period. The increase is primarily in tandem with the increase in sales. Besides, there were other elements for the significant increase in cost of revenue in 2004;



1.   Advertising  costs:  For  most  of the  projects  handled  by the  Company, advertising costs are borne by corresponding property developers. For certain projects in 2004, we committed to bear all advertising costs on our own in exchange for a higher agency commission rate. All advertising costs incurred in the promotion of the Company's property projects are expensed as incurred. Total advertising costs for 2004 was $1.3 million while just $17,000 was incurred in 2003. Due to the cyclical nature of our business, we have no guarantee to match the advertising costs to the related revenue; however, we are confident that advertising costs expensed in 2004 will be recovered when the related revenue is generated in 2005. Advertising costs are usually incurred according to the timeline specified in project budgeting. It is budgeted according to a percentage of our expected sales amount. Due to the nature of property marketing and sales cycle, advertising costs are usually incurred two to three months prior to the formal sales launch activities; in some cases, advertising costs and activities may take place before year-end, while sales launch activities were take place after year-end. As advertising costs are expended off as incurred, there is possibility that advertising costs incurred in current year are not exactly matching with the related revenue earned.

2. Operating Incentives: Operating Incentive is awarded to the management and operation team for achieving and exceeding certain preset performance targets for the year, operating incentive of $165,000 was incurred in this year.


General and Administrative Expenses
-----------------------------------

The Company's general & administrative expenses increased by 229% over 2003. The increase in general and administrative expenses was mainly due to the following reasons:

1. Regionalized Management Initiative Program: The increase in management member and sales personnel resulting from the introduction of Regionalized Management Initiative Program caused the increase in staff costs during the year. In addition, the rental and other office expenses arising from the set-up of SHSY, SZXJY and SHXJY's two branches located in Nanchong and Yangzhou in 2004 also caused the increase in general and administrative expenses.

2. Establishment of SHSY: The setting up of SHSY in March 2004 is to undertake higher risk business arrangement with developer, i.e.; underwriting case and any other property investment project in the future. The running cost of this subsidiary is amounted to $487,940 in 2004.

3. Business Development Incentive: This incentive was attributed to the initial management team members for their valuable contribution to the Company. It was calculated at 0.2% of the total value of properties sold in 2004. During the year, business development incentive of $565,456 was declared to the initial management team.

In addition to the general and administration expenses associated with the new subsidiaries and branches, the expenses also included housing allowance of $138,000 given to the top management who are Taiwanese expatriate. As being a social committed enterprise, we also made contribution to the community by donating to local schools and providing education subsidies in rural areas. In 2004, the total contribution for the above was $48,000.


LIQUIDITY AND CAPITAL RESOURCES


Source of Cash:
---------------

|X| Our principal sources of cash are commission revenue from our agency business. As agency business will remain the core of our operation, it will continue to be our primary source of cash. On top of that, we are expecting another source of operating cash from our newly set-up investment division as well. We believe these sources will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects. Although we expect these sources of cash to be sufficient to fund our planned uses of cash, we can make no assurance that the expected property sales will be completed as planned.

|X| Another major source of cash is from the injection of capital amounting to $2 million by LIN RAY YANG Enterprise Ltd., a British Virgin Island company ("BVI LRY").

|X| Proceeds from borrowings were also a key source of cash for SRRE. We have obtained $1 million under a commercial promissory note. The commercial promissory note bears interest at a rate of 5% per annum. All outstanding principal and interest are due at maturity as of December 31, 2004. In January 2005 the line of maturity of the Note was extended for a year to December 31, 2005. Interest is due on demand and all outstanding principal are due at maturity.

|X| We have also entered in a mortgage loan agreement with Suzhou Commercial Bank. This is a 5- year term loan amounting to $1.48 million. The arrangement of this term loan is mainly to finance the acquisitions of two floors of an office building under development in Suzhou, the PRC. The term loan bears 0.4875% monthly interest with a monthly repayment installment of $28,510. We may face difficulty in paying back the loan if the property-underwriting project in Suzhou does not provide the cash source as planned.

|X| We have also profit sharing partners whom committed to share part of our investment risk in the property underwriting project spearheading by our subsidiary, SHSY. The total proceeds from these profit sharing partners are $972,633. Profit distributable to these profit sharing partners will be allotted to them respectively after deducting all the costs involved in the project.


Uses of Cash
------------

|X| Most of our cash resources were used to fund the operating expenses and personnel related expenses, such as salary and commission paid to sales forces, advertising cost, maintenance of regional offices and etc.

|X| We also committed in placing performance guarantee deposits to certain property developers in order to secure the relevant projects.

We expect that moving forward we may utilize more available cash sources to fund for Performance Guarantee in order to secure higher quality projects and to allow us to negotiate for better agency commission structure.

Potential Cash Pressure for 2005
--------------------------------

|X|  Sales Underwriting Agreement

     Our subsidiary, SHSY has underwritten the sale of Suzhou Hui Long Project (the building name is called Sovereign Building), a property developed by an independent developer. Under this underwriting agreement, we negotiated with developer for an underwriting price, with the condition that we guarantee to acquire all unsold units within certain period. In return, we were given the flexibility to price the final selling price and earn the price difference between the final selling price and the underwriting price. We are optimistic that we would be able to sell off the committed units by the date agreed by both parties.

     The total sum of the underwriting value is $49 million. We have committed to sell 60% of the total underwriting value by May 25, 2005. As of March 9, 2005, we have managed to sell off 35% of the committed value since the launch the sales on January 8, 2005. The management is confident to achieve the 60% target by May 25, 2005. If we do not meet the 60% target by May 25, 2005, we have to acquire from the independent developer the remaining unsold units. The requirement to pay the unsold units will partly be funded by mortgage loans from banks and partly be funded by the proceeds earned from the sold units.


This report contains certain forward-looking statements and information relating to us that are based on the beliefs and assumptions made by our management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

RISK FACTORS
SRRE has identified a number of risk factors faced by the Company. These factors, among others, may cause actual result, events or performance to differ materially from those expressed in any forward-looking statements made in this Form 10-KSB or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

Risk relating to the Group

Risk relating to Property Underwriting Agreement
Shanghai Shangyang Real Estate Consultation Company Limited ("SHSY"), one of our subsidiaries, has entered into a Property Underwriting Agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building developed by the developer at a fixed underwriting price. When an unit is sold, the price difference between the ultimate selling price and the fixed underwriting price will be attributable to SHSY According to the Property Underwriting Agreement, we have committed to distribute all the units within a certain period of time. If we fail to sell all the units, we have to acquire all the unsold units from the developer. Hence, we are bearing a potential risk of liability, and our future cash flow and liquidity would be adversely affected.

We may be unable to recognize our income

Generally, we recognize our income after the contracts signed with developers are fulfilled and confirmations are received from the developers. But, sometimes we cannot recognize income even we have rendered our services because of the following reasons:
|X| The developers have not received payments from potential property buyers who promise to pay the outstanding sum by cash,
|X| The property owners are unable to obtain the mortgage financing from bank, in the case where property buyer is paying the outstanding sum via mortgage financing
|X| Even if the property owners obtain the mortgage loan, because the developers' credit is relatively low, the banks are unwilling to grant the bridging loan to developer in time,
|X| The developers intend to be in arrears with the sales commission, hence not granting confirmation to the Company to invoice them according.


Development of new business may stretch our cash flow and strain our operation efficiency
In end of 2004, We have established a joint venture with SIP Hi-Dragon Real Estate Development Co., Ltd. - Suzhou Gao Feng Hui Property Management Co., Ltd to expand our business; our proportion of investment is 80%. The business scope of the new company is to conduct renting service, building management service and buildings maintenance management service of office buildings, hotel-style flat, some activities we have little experience of. Such expansion and the need to integrate operations arising from the expansion may place a significant strain on our managerial, operational and financial resources, and will further contribute to an increase need in our financing requirements.

Risk associated with a Guaranteed Return Promotion
In order to sell out the underwritten property of Sovereign Building as scheduled, we have launched a Promotional Package in end of November 2004. This promotional package allow buyers and investors to enjoy a 5 or 8 years guaranteed investment return of 8.5% and 8.8% per annum respectively. The return is guaranteed by the Suzhou Gao Feng Hui Property Management Co., Ltd ("SZGFH"), an independent company that we have 80% stake in, whereby SZGFH's principal activities are the provisions of real estate leasing service and property management service. However, we may not successfully lease out the targeted properties at prices higher than that we committed as per the promotional package. Our failure to do so could adversely affect our financial condition. In addition, one of our subsidiaries, Shanghai Shang Yang Real Estate Consultation Co., Ltd., must bear joint liability for the guarantee return agreement that Suzhou Gao Feng Hui Property Management Co., Ltd enters into with several property owners. If Gao Feng Hui fails to fulfill the agreement, Shang Yang's financial condition may be affected adversely.

Our acquisition of new property may involve risks
We acquired two floors of the Sovereign Building this year and financed 50% of the property acquisition sum via a 5-year term loan with the remainder 50% due in November 2005. This acquisition involves several risks, including but not limited to the following:
|X| Acquired property may not perform as well as we expected or ever become profitable.
|X| Improvements to the properties may ultimately cost significantly more than we had estimated.
|X| The mentioned loan is a floating rate debt. Accordingly, increases in interest rates could materially increase our interest expense.
|X| If we are unable to generate sufficient cash flow from operation, when the remainder 50% of the property acquisition sum is due, our operation would be adversely affected.

We may be unable to effectively manage our growth
We will need to manage our growth effectively, which may entail devising and effectively implementing business and integration plans, training and managing our growing workforce, managing our costs and implementing adequate control and reporting systems in a timely manner. We may not successfully manage our growth or in integrating and assimilating any acquired business operations. Our failure to do so could affect our success in executing our business plan and adversely affect our revenues, profitability and results of operations.

Dependence on the performance of the property sector in specific geographical area
The properties we resell and intend to invest are mainly based in Yangtze Delta, especially in Shanghai. Our future prospects are therefore heavily dependent on the continued growth of the property sector around Yangtze Delta, and our business may be affected by any adverse developments in the supply and demand or housing prices in the property sector around Yangtze Delta. The current level of property development and investment activity in Yangtze Delta and other markets is substantial. However, there is no assurance that such property resale and investment activity in Yangtze Delta or any of the other markets of ours will continue at this level in the future or that we will be able to benefit from the future growth of the property market in Yangtze Delta or any of these other property markets.

Financing considerations
Property sector is a capital-intensive business. Adequate financing is one of the major factors, which can affect our ability to executive our plan in this regard. We finance our business mainly from internal funds and bank borrowings, and currently we are preparing for our listing exercise and raising equity fund. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. And there may be a delay in listing and equity fund raising activities. Our access to debt or equity financing depends on banks' willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all.

Any rise in interest rate would increase our interest cost
An increase in interest rates will increase the interest expense associated with our floating-rate debt and the refinancing of any fixed-rate debt originally financed at a lower rate.

Dependence on qualified personnel
As a small company, our success depends on the service of our executive officers and other skilled managerial and technical personnel. The loss of the services of one or more of such employees could have material adverse effect on us. In addition, as our business continues to grow, we will need to recruit, train and retain additional qualified employees. If we fail to attract and retain qualified personnel, our business and prospects would be adversely affected.

Risk relating to partnering developers
We have been recording enormous growth rate this year. Currently, Xin Ji Yang is our major contributor in term of both revenue and net income. As a service-based company, Xin Ji Yang depends much on the working relationship and the agency contracts with its partnering developers. We are exposed to the risk that the developers may experience financial or other difficulties, which may affect their ability or will to carry out the development projects and the reselling contracts, thus delaying or canceling the fulfillment of the agency contracts. Any of these factors could adversely affect our revenues.

Our controlling shareholders may take actions that are not in public shareholders' best interests
The Ace Develop Properties Limited directly controls 62% of our outstanding common stock and Lin Chi-jung, our Chairman, indirectly controls 62% of our outstanding common stock. Accordingly, under and subject to the Articles of Incorporation and the Company Law, the Ace Develop Properties Limited and Lin Chi-Jung, by virtue of their controlling ownership of share interests, will be able to exercise substantial control over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to: |X| Election of directors and supervisors; |X| The amount and timing of dividends and other distributions; |X| Acquisition of or merger with another company; and |X| Amendment of the Articles of Incorporation.

Risk relating to the Real Estate Industry in Yangtze Delta and Other Areas of the PRC

The real estate market in Yangtze Delta and other areas of the PRC
We are subject to real estate market conditions in the PRC generally and Yangtze Delta in particular. Private ownership of property in the PRC is still at an early stage of development. Although there is a perception that economic growth in the PRC and the higher standard of living resulting from such growth will lead to a greater demand for private properties in the PRC, it is not possible to predict with certainty that such a correlation exists as many social, political, economic, legal and other factors may affect the development of the property market.

The PRC property market, including the Yangtze Delta property market, is volatile and may experience oversupply and property price fluctuations. The central and local governments frequently adjust monetary and other economic policies to prevent and curtail the overheating of the PRC and local economies, and such economic adjustments may affect the real estate market in Yangtze Delta and other parts of China. Furthermore, the central and local governments from time to time make policy adjustments and adopt new regulatory measures in a direct effort to control the over development of the real estate market in China, including Yangtze Delta. Such policies may lead to changes in market conditions, including price instability and imbalance of supply and demand of residential properties, which may materially adversely affect our business and financial conditions. Also, there is no assurance that there will not be over development in the property sector in Yangtze Delta and other parts of China in the future. Any future over development in the property sector in Yangtze Delta and other parts of China may result in an oversupply of properties and a fall of property prices in Yangtze Delta or any of our other markets, which could adversely affect our business and financial condition.

We face Increasing competition which may adversely affect our profitability
In recent years, a large number of property companies have begun undertaking property sales and investment projects in Yangtze Delta and elsewhere in the PRC, some of which may have better track record and greater financial and other resources than we do. The intensity of the competition may adversely affect our business and financial position. In addition, the real estate market in Yangtze Delta and elsewhere in the PRC is rapidly changing. If we cannot respond to changes of the market conditions more swiftly or effectively than our competitors do, our business and financial position will be adversely affected.

Interest rate and mortgage financing risks
Mortgages are becoming increasingly popular as a means of financing property purchases in the PRC. An increase in interest rates may significantly increase the cost of mortgage financing, thus reducing the affordability of mortgages as a source of financing for residential property purchases. The PRC government has increased the down payment requirement and imposed certain other conditions which make mortgage financing unavailable or unattractive to the potential property purchasers. There is no assurance that the down payment requirement and other condition will not be further revised upward. If the availability or attractiveness of mortgage financing is significantly limited, many of our prospective customers would not be able to purchase the properties and, as a result, our business and future prospects would be adversely affected.

Risks relating to the PRC
All of our current deal sources are located in China and all of our revenues are derived from our operations in China. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in China.

PRC economic, political policies and social conditions could affect our business The economy of PRC differs from the economies of most developed countries in a number ofiirespects, including amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The PRC Government has been reforming the PRC economic system from planned economy to market oriented economy for more than 20 years, and has also begun reforming the government structure in recent years. These reforms have resulted in significant economic growth and social progress. Although we believe these reforms will have a positive effect on our overall and long-term development, we cannot predict whether any future changes in PRC's political, economic and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, results of operations or financial condition.

Changes in foreign exchange regulations may adversely affect our ability to remit dividends and our results of operations and financial condition Substantially all of our revenues and operating expenses are denominated in Renminbi. Conversion of Renminbi is under strict government regulation in the PRC. The Renminbi is currently freely convertible under the "current account", including trade and service related foreign exchange transactions and payment of dividends, but not under the "capital account", which includes foreign direct investment and loans. Under the existing foreign exchange regulations in the PRC, we will be able to pay dividends in foreign currencies without prior approval from the State Administration for Foreign Exchange by complying with certain procedural requirements. However, there is no assurance that the above foreign policies regarding payment of dividends in foreign currencies will continue in the future.

Fluctuation of the Renminbi could materially affect the value of, and dividends payable on, the Shares in foreign currency term
The value of the Renminbi is subject to changes in the PRC Government's policies and depends to a large extent on China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to US dollars has generally been stable. However, we cannot give any assurance that the value of the Renminbi will continue to remain stable against the US dollar or any other foreign currency. Since our income and profit are denominated in Renminbi, any devaluation of the Renminbi would adversely affect the value of, and dividends, if any, payable on, our Shares in foreign currency terms

The PRC Legal System Embodies Uncertainties
The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedent value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in Mainland China. Our PRC operating subsidiaries, Xing Ji Yang and Shang Yang, both wholly foreign-owned enterprises (WFOE) are subject to laws and regulations applicable to foreign investment in mainland China in general and laws and regulations applicable to WFOE in particular. However, these laws, regulations and legal requirements are constantly changing, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws.

ITEM 7. FINANCIAL STATEMENTS

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

Reports of Independent Public Accountants.....................               F-1

Consolidated Balance Sheets -
  December 31, 2004 and 2003 .................................               F-2

Consolidated Statements of Operations -
  December 31, 2004 and 2003 .................................               F-3

Consolidated Statements of Stockholders' Equity -
  December 31, 2004 and 2003 .................................               F-4

Consolidated Statements of Cash Flows -
  December 31, 2004 and 2003 .................................               F-5

Notes to Consolidated Financial Statements....................        F-6 - F-16

             Report of Independent Registered Public Accounting Firm


To the Board of Directors of
Sunrise Real Estate Development Group, Inc.


We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Development Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Real Estate Development Group, Inc. as of December 31, 2004 and 2003 and the results of its consolidated operations and cash flows for the years ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.








BDO McCabe Lo & Company
Certified Public Accountants


Hong Kong, March 21, 2005


                   Sunrise Real Estate Development Group, Inc.

                           Consolidated Balance Sheets

(Expressed in US Dollars)
                                                              December 31,   December 31,
                                                                  2004           2003
                                                              ------------   ------------
ASSETS

Current assets
  Cash and cash equivalents                                   $    969,913   $  1,279,759
  Accounts receivable (Note 3)                                   2,280,172        348,528
  Promissory deposits (Note 4)                                   2,784,994         36,247
  Other receivables and deposits (Note 5)                          362,586        102,549
                                                              ------------   ------------

  Total current assets                                           6,397,665      1,767,083

Plant and equipment - net (Note 6)                                 596,685        200,241
Deposits for acquisitions of properties (Note 7)                 1,480,036           --
Goodwill (Note 8)                                                  183,029           --
                                                              ------------   ------------

Total assets                                                  $  8,657,415   $  1,967,324
                                                              ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank loan (Note 9)                                          $    276,084   $       --
  Promissory note payable (Note 10)                              1,000,000           --
  Accounts payable                                                 193,762        120,632
  Venture deposits (Note 11)                                       972,633           --
  Customer deposits                                                   --           22,451
  Amount due to director (Note 12)                                  59,167           --
  Other payables and accrued expenses (Note 13)                  1,620,980        154,238
  Other tax payable (Note 14)                                      114,747         17,698
  Income tax payable (Note 15)                                      56,575        117,184
  Dividends payable                                                   --          543,708
                                                              ------------   ------------

  Total current liabilities                                      4,293,948        975,911
                                                              ------------   ------------

Commitments and contingencies (Note 16)                               --             --

Long-term bank loan (Note 9)                                     1,203,952           --

Minority interest                                                    3,948           --

Stockholders' equity
  Common stock, par value $0.01 per share;
    200,000,000 shares authorized; 21,636,614 and
     15,000,000 shares issued and outstanding, respectively        216,366        150,000
   Additional paid-in capital                                    2,233,844        200,000
  Statutory reserve (Note 17)                                      175,004        143,163
  Retained earnings                                                530,353        498,250
                                                              ------------   ------------

  Total stockholders' equity                                     3,155,567        991,413
                                                              ------------   ------------

Total liabilities and stockholders' equity                    $  8,657,415   $  1,967,324
                                                              ============   ============


                See accompanying notes to financial statements.

                   Sunrise Real Estate Development Group, Inc.

                      Consolidated Statements of Operations

(Expressed in US Dollars)



                                                      Years Ended December 31,
                                                       2004            2003
                                                   ------------    ------------


Net revenue                                        $  7,723,641    $  5,297,422

Cost of revenue                                      (4,162,762)     (2,331,320)
                                                   ------------    ------------

Gross profit                                          3,560,879       2,966,102

Operating expenses                                   (1,048,574)       (755,313)

General and administrative expenses                  (2,335,714)       (709,988)
                                                   ------------    ------------

Operating profit                                        176,591       1,500,801

Interest income                                           7,887           2,859

Other income, net                                        54,891          12,393

Finance expenses                                        (23,333)           --
                                                   ------------    ------------

Profit before income tax and minority interest          216,036       1,516,053

Income tax (Note 15)                                   (164,174)       (239,138)
                                                   ------------    ------------

Profit before minority interest                          51,862       1,276,915

Minority interest                                        12,082            --
                                                   ------------    ------------

Net profit                                         $     63,944    $  1,276,915
                                                   ============    ============

Earnings per share - basic and diluted             $      0.004    $      0.085
                                                   ============    ============

Weighted average common shares outstanding
     - basic                                         16,600,060      15,000,000
                                                   ============    ============






                See accompanying notes to financial statements.


                   Sunrise Real Estate Development Group, Inc.

                 Consolidated Statements of Stockholders' Equity

(Expressed in US Dollars)
                                              Common Stock
                                      ---------------------------                                  Retained
                                         Number                      Additional                    earnings/          Total
                                        of share                      paid-in        Statutory    (accumulated    stockholders'
                                         issued         Amount        capital         reserve        losses)         equity
                                      ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2002
  (Recapitalization of CY-SRRE and
     LRY) (Note 1)                      15,000,000   $    150,000   $    200,000   $     13,340   $   (105,134)   $    258,206

Net profit for the year                       --             --             --             --        1,276,915       1,276,915

Transfer between reserves                     --             --             --          129,823       (129,823)           --

Dividends                                     --             --             --             --         (543,708)       (543,708)
                                      ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003              15,000,000   $    150,000   $    200,000   $    143,163   $    498,250    $    991,413

Issuance of common stock in respect
of reverse acquisition                   6,636,614         66,366         33,844           --             --           100,210

Recapitalization of LRY (Note 1)              --             --        2,000,000           --             --         2,000,000

Net profit for the year                       --             --             --             --           63,944          63,944

Transfer between reserves                     --             --             --           31,841        (31,841)           --
                                      ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004              21,636,614   $    216,366   $  2,233,844   $    175,004   $    530,353    $  3,155,567
                                      ============   ============   ============   ============   ============    ============













          See accompanying notes to consolidated financial statements.


                   Sunrise Real Estate Development Group, Inc.

                      Consolidated Statements of Cash Flows
                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
                                                                Years Ended December 31,
                                                                   2004           2003
                                                               -----------    -----------
Cash flows from operating activities
  Net income                                                   $    63,944    $ 1,276,915
      Adjustments to reconcile net income to
         net cash /provided by operating activities
      Depreciation of plant and equipment                           81,602         29,193
      Minority interest                                            (12,082)          --
      Change in:
        Accounts receivable                                     (1,931,644)      (256,338)
        Promissory deposits                                     (2,748,747)          --
        Other receivables and deposits                            (256,935)       (47,214)
        Amount due from related party                                 --            8,272
        Accounts payable                                            59,075        117,611
        Venture deposits                                           972,633           --
        Customer deposits                                          (22,451)          --
        Other payables and accrued expenses                      1,451,144        137,049
        Other tax payable                                           97,049         13,073
        Income tax payable                                         (60,609)        89,096
                                                               -----------    -----------

Net cash (used in)/provided by operating activities             (2,307,021)     1,367,657
                                                               -----------    -----------
Cash flows from investing activities
   Acquisition of plant and equipment                             (451,451)      (108,099)
   Deposits for acquisition of properties                       (1,480,036)          --
   Cash increase due to reverse acquisition by CY-SRRE & LRY       118,797           --
   Acquisition of interest in subsidiary (Note 18)                (193,180)          --
                                                               -----------    -----------

Net cash used in investing activities                           (2,005,870)      (108,099)
                                                               -----------    -----------

Cash flows from financing activities
   New bank loan obtained                                        1,480,036           --
   Increase in promissory note payable                           1,000,000           --
   Recapitalization of LRY                                       2,000,000           --
   Capital contribution from minority interest                      12,082           --
   Dividends paid                                                 (543,708)          --
   Advances from/(repayments to) directors                          54,635       (233,011)
                                                               -----------    -----------

Net cash provided by/(used in) financing activities              4,003,045       (233,011)
                                                               -----------    -----------

Net (decrease)/increase in cash and cash equivalents              (309,846)     1,026,547

Cash and cash equivalents at beginning of year                   1,279,759        253,212
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $   969,913    $ 1,279,759
                                                               ===========    ===========

Supplemental disclosure of cash flow information
   Cash paid during the year:
      Income tax paid                                              224,783        150,042

   Non-cash activities:
      Accrued dividends                                               --          543,708



                See accompanying notes to financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS


Sunrise Real Estate Development Group, Inc. ("CY-SRRE") was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited ("Ace Develop"), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited ("SHXJY") was established in the People's Republic of China (the "PRC") on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited ("SZXJY") in the PRC. SHXJY holds 90% of equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited ("BJXJY"), a PRC company incorporated on April 16, 2003 with limited liability.


LIN RAY YANG Enterprise Ltd. ("LRY") was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation ("Planet Tech") and Systems & Technology Corporation ("Systems Tech"). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited ("SHSY") in the People's Republic of China (the "PRC") as a limited liability company.


SHXJY, SZXJY, BJXJY and SHSY commenced operations in November 2001, June 2004, January 2004 and February 2004 respectively. Each of SXJY, SZXJY, BJXJY and SHSY has been granted a twenty years operation period which can be extended with approvals from relevant PRC authorities.


On August 31, 2004, Sunrise Real Estate Development Group, Inc. ("SRRE"), CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e. Ace Develop, entered into an exchange agreement that SRRE issue 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.


On August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e. Ace Develop, Planet Tech and Systems Tech, entered into an exchange agreement that SRRE issue 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop. Regarding the 10,000,000 shares of common stock of SRRE issued in this transaction, 8,500,000 shares were issued to Ace Develop, 750,000 shares were issued to Planet Tech and 750,000 shares were issued to Systems Tech.


As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a "reverse acquisition" arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE. However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. ("Parallax"). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc.


SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY and SHSY are collectively referred to as "the Company" hereafter.


The principal activities of the Company are the provision of property broking services and real estate marketing services in Mainland China.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Accounting and Principles of Consolidation
---------------------------------------------------


The consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY and SHSY. All significant inter-company transactions and balances have been eliminated.


Foreign Currency Translation and Transactions
---------------------------------------------


The functional currency of SRRE, CY-SRRE and LRY is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of SHXJY, SZXJY, BJXJY and SHSY is Renminbi (RMB) and the financial records are maintained and the financial statements prepared in RMB.


Foreign currency transactions during the period are translated into each company's denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company's denominated currency at period end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.


For the purpose of preparing the Company's consolidated financial statements, the financial statements in RMB have been translated into United States Dollars at US$1.00 = RMB8.28, translation adjustments would be included as a component of stockholders' equity.


Exchange rate between US$ and RMB is fairly stable during the years presented. The rates ruling as of December 31, 2004 and 2003 are US$1: RMB8.28 and US$1:
RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


Plant, Equipment and Depreciation


Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                                Estimated Useful
                                                                 Life (in years)
                                                                ----------------

Furniture and fixtures                                                 5-10
Computer and office equipment                                           5
Motor vehicles                                                          5


Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred. Additions and betterments are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.


Long-lived Assets
-----------------


Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows.


Use of Estimates
----------------

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Values of Financial Instruments
------------------------------------

The carrying amounts of certain financial instruments approximate their fair values as of December 31, 2004 and 2003 because of the relatively short-term maturity of these instruments.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)


Allowance for Doubtful Accounts
-------------------------------

The Company records an allowance for doubtful accounts based on specifically identified amounts that the Company believes to be uncollectible. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' credit worthiness or other matters affecting the collectibility of amounts due from such customers could have a material affect on the results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

Advertising Costs
-----------------

All advertising costs incurred in the promotion of the Company's real estate projects are expensed as incurred. Advertising expenses were $1,067,712 and $17,467 for 2004 and 2003 respectively.

Revenue Recognition
-------------------

Agency commission revenue from property brokerage and marketing services is recognised when the property developer and the buyer complete a property sales transactions, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement.

Revenue from marketing consultancy services is recognized when services are provided to clients.


Net Earnings per Common Share
-----------------------------

The Company computes net earnings per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.


Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 3 - ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of the customers' financial condition and the Company generally does not require collateral.


Senior management reviews accounts receivable from time to time to determine if any receivables will potentially be uncollectible. The Company includes any account receivable balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, for the year ended December 31, 2004 account receivable balances of $Nil (2003: $26,714) were written off against the allowance. As of December 31, 2004 and 2003, there was no balance of allowance for doubtful accounts.


NOTE 4 - PROMISSORY DEPOSITS

The balance includes a promissory deposit of US$2,416,480 related to a property underwriting agreement (the "Property Underwriting Agreement") entered into by the Company with a property developer in Suzhou, the PRC. According to the Property Underwriting Agreement, the Company acts as its sole distribution agent for a commercial building under development in Suzhou (the "Suzhou Property Underwriting Project"); and has placed the foregoing promissory deposit to the property developer until all the properties are sold within the underwriting period from September 26, 2004 to November 25, 2005.





NOTE 5 - OTHER RECEIVABLES AND DEPOSITS

                                                    December 31,   December 31,
                                                        2004           2003
                                                    ------------   ------------

Other receivables                                   $    291,199   $     53,668
Advances to staff                                         21,699         24,342
Rental deposits                                           49,688         24,539
                                                    ------------   ------------
                                                    $    362,586   $    102,549
                                                    ============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 6 - PLANT AND EQUIPMENT, NET

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

Furniture and fixtures                             $     50,924    $     30,996
Computer and office equipment                           143,683          56,752
Motor vehicles                                          519,645         146,296
                                                   ------------    ------------

                                                        714,252         234,044
Less: Accumulated depreciation                         (117,567)        (33,803)
                                                   ------------    ------------

                                                   $    596,685    $    200,241
                                                   ============    ============



NOTE 7 - DEPOSITS FOR ACQUISITIONS OF PROPERTIES

On November 18, 2004, the Company entered into sales and purchase agreements to acquire two floors of the Suzhou Property Underwriting Project mentioned in Note 4 above at a total consideration of $2.96 million for long-term retention. A 5-year mortgage loan (Note 9) of $1.48 million has been borrowed from a bank to pay for the deposits in December 2004. The remaining balance of $1.48 million will be payable in November 2005. In accordance with the sales and purchase agreements, the properties under development will be completed on or before March 31, 2006.


NOTE 8 - GOODWILL

The Company accounted for the acquisition of BJXJY as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of 24 December 2004. The portion of the purchase price allocated to goodwill was $183,029.


No amortization of goodwill was necessary in accordance with SFAS No. 142 "Goodwill and other Intangible Assets".

The Company test goodwill for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2004, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no impairment of goodwill as of December 31, 2004. If an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value, goodwill will be evaluated for impairment between annual tests.


NOTE 9 - BANK LOAN

The bank loan is a 5-year loan bears interest at a rate of 0.4875% per month. The bank loan is guaranteed by the developer as mentioned in Note 4 above; and will then be secured by the properties once the title of the properties is transferred to the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 10 - PROMISSORY NOTE PAYABLE

The amount is unsecured and bears interest at a rate of 5% per annum. The promissory note will be repayable on December 31, 2005.


NOTE 11 - VENTURE DEPOSITS

The Company has entered into co-operation agreements with two venturers, one of them is an independent third party; the other one is one of the Company's directors, Chang Shu-Ching, to jointly carry out the Suzhou Property Underwriting Project mentioned in Note 4 above. According to the co-operation agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the Suzhou Property Underwriting Project, respectively. Venture deposits have been received from the venturers and will not be repayable until the completion of the Suzhou Property Underwriting Project in November 2005.


NOTE 12 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts due to director

The Company, from time to time, receives from and repays to the director. The amount due to director does not bear any interest, unsecured, and does not have clearly defined terms of repayment.


NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------

Accrued staff commission & bonus                     $  1,167,283   $     59,336
Other payables                                            223,573         56,967
Accrued commission                                        192,279           --
Other accrued expenses                                     37,845         37,935
                                                     ------------   ------------

                                                     $  1,620,980   $    154,238
                                                     ============   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 14 - OTHER TAX PAYABLE

Other tax payable represents business tax which is charged at a rate of 5% on the revenue from services.


NOTE 15 - INCOME TAX

Enterprise Income Tax ("EIT") in the PRC is generally charged at 33% of the assessable profit. According to the relevant PRC tax rules and regulations, SHXJY and SHSY are companies registered in Shanghai Pudong Development Zone that are entitled to a lower EIT rate of 15%. Whereas SZXJY and BJXJY are subject to EIT rate of 33%.

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the year ended December 31, 2004 and 2003.

The provision for income tax consisted of:

                                                     Years Ended December 31,
                                                       2004            2003
                                                   ------------    ------------

Current PRC corporate income tax                   $    164,174    $    239,138
Deferred tax                                               --              --
                                                   ------------    ------------

Provision for income tax                           $    164,174    $    239,138
                                                   ============    ============


Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

                                                      Years Ended December 31,
                                                       2004            2003
                                                   ------------    ------------

Provision for income taxes at statutory tax rate   $     71,291    $    500,297
Tax concessions                                         (94,870)       (272,889)
Permanent difference                                     (8,645)         11,730
Increase in valuation allowances                        196,398            --
                                                   ------------    ------------

Effective tax                                      $    164,174    $    239,138
                                                   ============    ============


The components of deferred tax assets are as follows:

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------

Net operating loss carried forwards                $    267,456            --
Less: Valuation allowances                             (267,456)           --
                                                   ------------    ------------

                                                   $       --      $       --
                                                   ============    ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the years ended December 31, 2004 and 2003, the Company incurred lease expenses amounting to $342,067 and $186,030 respectively. As of December 31, 2004, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

                                                                    December 31,
                                                                        2004
                                                                    ------------

January 1, 2005 to December 31, 2005                                $    230,703
January 1, 2006 to December 31, 2007                                      55,572
                                                                    ------------

                                                                    $    286,275
                                                                    ============



Property Underwriting Commitment

As of December 31, 2004, the Company had commitment under the Property Underwriting Agreement mentioned in Note 4 above as follows:

                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------

Property underwriting commitment                     $ 47,457,254   $       --
                                                     ============   ============


The management of the Company believes that all the properties will be sold within the underwriting period.


Capital Commitments

As of December 31, 2004, the Company had capital commitments for the acquisition of properties as follows:

                                                    December 31,   December 31,
                                                        2004           2003
                                                    ------------   ------------

Commitments for the acquisition of properties       $  1,480,036   $       --
                                                    ============   ============


The Company is not aware of any liability relating to federal, state, and local environmental laws, ordinances, and regulations that would have a material adverse effect on its business, financial position, or results of operations.

The Company is also party to various claims and routine litigation arising in the ordinary course of business. We do not believe that the results of such claims and litigation, individually or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 17 - STATUTORY RESERVE

According to the relevant enterprises regulations in the PRC, a PRC company is required to transfer a least 10% of its profit after taxation, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good losses or to increase the capital of the relevant company.


NOTE 18 - ACQUISITION OF INTEREST IN SUBSIDIARY

In early 2004, BJXJY won an agency contract regarding the distribution of a real estate project, namely, De Paris, in Beijing. Thereafter, the management of BJXJY invited the Company to participate in the project by investing in BJXJY. The management of the Company decided to acquire 85% equity interest in BJXJY because of the following reasons:

a) to participate in the De Paris project which is considered to be profitable; and b) to develop the Company's property broking business in Beijing.


Net assets acquired:

Cash and bank balances                                             $     12,220
Other receivables, deposits and prepayments                               3,102
Plant and equipment                                                      26,595
Other payables and accrued expenses                                     (15,598)
Minority interest                                                        (3,948)
                                                                   ------------
                                                                         22,371
Goodwill on acquisition                                                 183,029
                                                                   ------------
                                                                   $    205,400
                                                                   ------------
Satisfied by:
Cash consideration                                                 $    205,400
                                                                   ============


Analysis of the net outflow of cash and cash equivalents in respect of the acquisition of interest in subsidiary:

Cash consideration                                                 $   (205,400)
Cash and bank balances acquired                                          12,220
                                                                   ------------
                                                                   $   (193,180)
                                                                   ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

Pro-forma information:

The following table reflects the results of operations on a pro-forma basis as if the acquisition of BJXJY had occurred at the beginning of the respective periods shown.

                                                       Years Ended December 31,
                                                          2004           2003
                                                      -----------    -----------
                                                      (Unaudited)    (Unaudited)

Net revenue                                           $ 7,723,641    $ 5,297,422
                                                      -----------    -----------

Net (loss)/income                                     $   (99,234)   $ 1,276,915
                                                      -----------    -----------

(Loss)/earnings per share - basic and diluted         $    (0.005)   $     0.059
                                                      ===========    ===========


The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of the future operating results.


NOTE 19 - CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2004 and 2003, the following customers accounted for more than 10% of total net revenue:

                                                             Percentage of
                      Percentage of Net Sales             Accounts Receivable
                      Years Ended December 31,          Years Ended December 31,
                        2004            2003              2004            2003
                      --------        --------          --------        --------
Customer A              30%               *               85%               *
Customer B              10%              18%               *                *
Customer C               *               15%               *               31%
Customer D               *               14%               *                *
Customer E               *               10%               *               44%

* less than 10%


NOTE 20 - SUBSEQUENT EVENT

On January 10, 2005, the Company established a new subsidiary, namely, Suzhou Gao Feng Hui Property Management Co., Ltd. ("SZGFH"), with a PRC third party. The registered capital of SZGFH is $300,000. The Company's equity interest in SZGFH is 80%. The principal activities of SZGFH are the provision of property leasing service and property management service. SZGFH commenced operations in January 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2004, the registrant's Board of Directors engaged BDO McCabe Lo & Company, Certified Public Accountants, 8th Floor Wing On Centre,111 Connaught Road Central, Hong Kong, PRC as the Registered Public Accounting Firm to audit the registrant's financial statements, replacing its former accountant, John J. Geib, Chartered Accountant, Southcentre Executive Tower 405, 11012 Macloed Trail South, Calgary, Alberta T2J 6A5, Canada. As reported in its Current Report on Form 8-K dated October 5, 2004, the registrant acquired the outstanding capital stock of (i) Lin Ray Yang Enterprise Ltd., a British Virgin Islands company ("LRY") and (ii) Sunrise Real Estate Development Group, Inc., a Cayman Islands company, ("CY-SRRE") on October 5, 2004. Prior to these acquisitions, the registrant did not have any business or operations. Because the principal offices of LRY and CY-SRRE are located in Shanghai, PRC, the registrant's Board of Directors determined that the registrant's best interests would be served by retaining a principal accountant with offices in the Peoples Republic of China.


The report of John J. Geib, Chartered Accountant, on the financial statements of the registrant for its fiscal year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles. However, in a comment to his report, John
J. Geib referred to Note 2 to the registrant's financial statements that indicate that the financial statements are affected by conditions and events that cast substantial doubt on the company's ability to continue as a going concern. The registrant did not have any disagreement with John J. Geib, Chartered Accountant, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to John J. Geib's satisfaction, would have caused him to make reference to the subject matter of the disagreement in connection with his report.

ITEM 8A. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-KSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at December 31, 2004, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


ITEM 8B. Other Information

None

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                                                       Position with Company and
Date of Appointment     Name of Individual     Age            Subsidiaries

October 28, 2003         LIN, CHI-JUNG          45      Chief Executive Officer,
                                                          President and Director
October 28, 2003          LO, YI-YUN            33      Chief Financial Officer/
                                                                Secretary
October 28, 2003        CHIU, CHI-YUAN          39              Director
November 23, 2004        LI XIAO GANG           47              Director
November 23, 2004      CHANG, SHU-CHING         34              Director
November 23, 2004          CHEN REN             57              Director
November 23, 2004         FU XUAN-JIE           54              Director




On November 23, 2004, Lo, Yi-Yun resigned as a member of Sunrise's Board of Directors. She remains the principal financial officer of SRRE.


Also on November 23, 2004, the Board of Directors  elected to the Board four new
Directors: Miss Chang Shu-Ching, Mr. Fu Xuan-Jie, Mr. Chen Ren and Mr. Li Xiao-Gang.


Following is biographical information for each of the 6 directors consisting of the age, principal occupation, and other relevant information. There are no family relationships among any of the directors or executive officers of Sunrise. The designation of "Affiliated" noted beside the director name indicates that the director is an officer or employee of Sunrise.

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)
-------------------------------------------------------
Mr. Lin Chi-Jung, age 45, is the Chairman of the Board of Director of SRRE and at the same time, assuming the President/CEO role SRRE, he is also the Chairman of all the operating subsidiaries under the SRRE Group. Mr. Lin start serving as the Director of SRRE since October 28, 2003. Mr. Lin Chi-Jung is the founding director of XJY when it was established in end 2002. Prior to that, he started his career and business in entertainment industry and became a famous actor in Taiwan before turning to be a film director, producer, distributor and investor in mid 90's before venturing into real estate business in 2002.

Chiu Chi-Yuan, Director
-----------------------
Mr. Chiu Chi-Yuan, age 39, is the Director of SRRE. He was appointed since October 28, 2003 and has been held servicing as Director since then. Mr. Chiu, Chi-Yuan is the Managing Director of TransCapital Asset Management Ltd. where he has served since 2002. During the period 2001 - 2003, he was vice president international business, Waterland Securities Co., Ltd., Taipei, Taiwan. From 1998 - 2000, he was vice president, Powerlink Technology Development Co., Ltd, Taipei, Taiwan.

Chang, Shu-Ching, Director
--------------------------
Miss Chang, age 35, was appointed as director on November 23, 2004. She has been involved in the entertainment and performing arts for over 10 years is a famous Taiwanese actress and has lately been involved in property investment in China.

Li Xiao-Gang, Director (Independent)
------------------------------------
Mr. Li Xiao-Gang, age 47, was appointed independent director on November 23, 2004. Mr. Li served as a director and deputy secretary-general of the Shanghai Consultation Association since 1992. In 1992, he was also the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the director and Professor for Foreign Investment Research Center of Shanghai Academy of Social Sciences.

Fu Xuan-Jie, Director (Independent)
-----------------------------------
Mr. Fu Xuan-Jie, age 54, was appointed as independent director on November 23, 2004. Mr. Fu is an attorney and currently practices law in his co-founded firm, Fu Xuan-Jie & Associates Law Office. Prior to establishing his own law firm, Mr. Fu was associated with several other law offices. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and financial legality cases.

Chen Ren, Director (Independent)
--------------------------------
Mr. Chen, age 57, was appointed as independent director on November 23, 2004. Mr. Chen is currently the general manager of Shanghai Housing Developing Center, a subsidiary of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 15 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center.

Conflicts of Interest
We believe that our officers and directors will be subject to conflicts of interest. The conflicts of interest arise from their time spent on other businesses unrelated to ours.

Family Relationships
There is no family relationship among directors, executive officers, or person nominated or chosen to become the directors or executive officers.

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


Executive Officers


Lin, Chi-Jung                               Lin   Chi-Jung   is  a  Taiwanese   businessman.   He  is  the
President of SunRise Real Estate            controlling   shareholder  and  CEO  of  Sunrise.  He  founded
Development Group, Inc.                     Sunrise's  main  subsidiaries,  Shanghai  Xin Ji  Yang  Estate
President of Shanghai Xin Ji Yang           Consultation  Co. Ltd.,  in late 2001 and Shanghai  Shang Yang
Real-Estate Consultation Co, Ltd.           Real  Estate   Consultation   Co.  Ltd.,  in  2004.  Prior  to
President of Shanghai Shang Yang Real       establishing  the property  business,  Mr. Lin invested in the
Estate Consultation Company Limited.        filmmaking and publishing business.  Mr. Lin is a famous actor in Chinese  communities  around the world,  including Mainland
                                            China, Taiwan, North America and South East Asia.

Lin, Chao Chin,                             Lin Chao Chin is one of the  co-founders  of  Shanghai  Xin Ji
Managing  Director,  Shanghai  Xin Ji       Yang Real Estate  Consultation  Co. Ltd. He brings with him 28
YanG Real Estate Consultation Co.           years of real estate industry experience,  particularly in the
Ltd.                                        areas  of  agency,   property   investment,   and  development
                                            services.  Prior to starting his  business in Mainland  China, he  co-founded  Taipei  Xin Lian Yang  Property  Co.  Ltd.  in
                                            Taiwan back in the early 80's,  which grew to have  contracted sales of NTD 120 Billion  (approx.  USD 3.4  billion)  and 800 employees.  In 2001 he joined Lin Chi-Jung to re-establish his
                                            career  in  Mainland  China.  Currently,   Lin  Chao  Chin  is
                                            managing the day-to-day  business operation of Shanghai Xin Ji
                                            Yang  Real  Estate   Consultation   Co.  Ltd.  Lin  Chao  Chin
                                            graduated from Taiwan Chung Yuan University

Liu, Huan Zhang,                            Liu,  Huan Zhang is currently  head of  operations of Shanghai
Chief  Operating  Officer,  Shanghai        Shang Yang Real  Estate  Consultation  Co.  Ltd. He works with
Shang Yang Real Estate Consultation         the rest of Sunrise's  nationwide  team to identify and source
Co. Ltd.                                    development  projects.  Prior to joining Sunrise,  Mr. Liu had
                                            15  years  of  well-rounded  professional  experience  in real estate  investment  and  management.  Some  of the  well-known companies that he served are: Tai Yi  Construction  Management
                                            Co.   Ltd.   Taiwan,   and  Pan  Asia  Estate   Evaluation   &
                                            Certification  Ltd. Taiwan.  Mr. Liu earned both his Bachelors
                                            Degree  in  Civil  Engineering  and  Masters  Degree  in  City
                                            Planning from Zhong Xing University, Taiwan.

Lo, Yi-Yun                                  Ms. Lo has worked  principally in the financial and accounting
Chief Financial Officer                     related  field.  During her previous  employment,  she was the chief  accountant  for  Renaissance  Science Co. Ltd.  and was lead  accountant  for Jih-Sun  Security  Co.,  Ltd. and Taiwan
                                            Sire Ltd.





Lan, Pei-Cheng                              In the real estate business for 18 years,  Mr. Lan has shocked
Vice President                              the  Shanghai,  Taiwan,  and Hong Kong industry by selling 80%
                                            of Kang Hong  Garden  Estates in  Shanghai in only two months.
                                            Mr. Lan was  responsible  with  bringing  of new sales  method into Mainland China.


ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation
----------------------
The following table reflects the compensation paid to our Chief Executive Officer and each of our compensated executive officers whose compensations exceeded $100,000 in fiscal years 2002, 2003 and 2004 for services rendered to SRRE and its subsidiaries.

                                                                     Long Term Compensation

                                   Annual Compensation                 Awards      Payouts
                                   -------------------              -------------------------
(a)                         (b)      (c)      (d)          (e)          (f)           (g)           (h)          (i)
                            Year   Salary    Bonus    Other Annual  Restricted     Securities      LTIP        All Other
                                                      Compensation     Stock       Underlying     Payouts    Compensation
                                                                     Award(s)     Options/SARs
Name    and     Principal            ($)      ($)          ($)          ($)           (#)           ($)          ($)
Position [1]
Lin,  Chi-Jung,   CEO,      2004   86,509   282,728      134,115         0             0             0            0
President  &  Chairman
(appointed  on Oct 11,
2004)

Executive  Officer  of      2003   44,468      0         14,499          0             0             0            0
a subsidiary                2002   17,640      0            0            0             0             0            0

Chiu,  Chi-Yuan,  CEO,      2004      0        0            0            0             0             0            0
President  &  Chairman      2003      0        0            0            0             0             0            0
(appointed  on  Oct 28
2003 and  resigned  on
Oct 11, 2004)

Lin, Chao-Chin,             2004   55,096   282,728      108,742         0             0             0            0
Executive Officer of        2003   41,080      0         14,499          0             0             0            0
a subsidiary.               2002   34,519      0            0            0             0             0            0

Yarek Bartosz               2003      0        0            0            0             0             0            0
President, Secretary
(resigned  on Oct  28,      2002      0        0            0            0             0             0            0
2003

Gust Kepler                 2002      0        0            0            0             0             0            0
President  &  Director
(resigned July 2002)


[1] All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. Ms. Chang Shu-Ching is entitled to share 10% of the net results of the Suzhou Property Underwriting Project in proportion to the venture deposit contributed by her.

(d) Lin Chi-Jung and Lin Chao-Chin each received discretionary bonus of $282,728 in 2004. This incentive was attributed to the initial management team members for their valuable contribution to the Company. It was calculated at 0.2% of the total value of properties sold in 2004.

(e) Lin, Chi-Jung received housing allowance of $115,991 and promotional fee of $18,124 during the year 2004.


Option/SAR Grants

No individual grants of stock options, whether or not in tandem with Stock appreciation rights ("SARs") and freestanding SARs have been made to any Executive officer or any director since our inception, accordingly, no stock options have been exercised by our officers or directors in any fiscal year.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the holdings of each person known to the Company to be the beneficial owner of more than five percent of our common stock, of each director and named executive officer, and of all of the Company's directors and executive officers as a group. The respective director, officer, or stockholder furnished all information with respect to beneficial ownership to the Company.

Security Ownership of Certain Beneficial Owners

--------------- ------------------------------------- ---------------------- ----------
      (1)                      (2)                            (3)                (4)
Title of Class  Name and Address of Beneficial Owner   Amount and Nature of    Percent
                                                       Beneficial Ownership      of
                                                                                Class
--------------- ------------------------------------- ---------------------- ----------
Common Share    Lin Chi-Jung                              15,000,000            69.32%

                11F, No. 249, Sec 1, Fushing S Rd.,
                Da-an District, Taipei City 106,
                Taiwan R.O.C
--------------- ------------------------------------- ---------------------- ----------

(1) Percentage is based upon 21,636,614 shares of common stock outstanding as at March 30, 2005.
(2) Includes 13,500,000 shares owned by Ace Develop Properties Limited, of which
Mr. Lin Chi-Jung is the sole owner
(3) Includes 750,000 shares owned by Planet Technology  Corporation of which Mr.
Lin Chi-Jung is the beneficiary sole owner
(4) Includes  750,000 shares owned by Systems and Technology  Corp. of which Mr.
Lin Chi-Jung is the beneficiary sole owner

Security Ownership of Management
--------------------------------

--------------- ------------------------------------- ---------------------- ----------
      (1)                      (2)                            (3)                (4)
Title of Class  Name and Address of Beneficial Owner   Amount and Nature of    Percent
                                                       Beneficial Ownership      of
                                                                                Class
--------------- ------------------------------------- ---------------------- ----------
Common Share    Lin Chi-Jung                                15,000,000          69.32%

                11F, No. 249, Sec 1, Fushing S Rd.,
                Da-an District, Taipei City 106,
                Taiwan R.O.C
--------------- ------------------------------------- ---------------------- ----------



(1) Percentage is based upon 21,636,614 shares of common stock outstanding as at March 30, 2005.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Chang, Shu-Ching, one of the directors has ventured $277,895 into a co-operation agreement with the Company to jointly carry out Suzhou Hui Long Property Underwriting Project mentioned in Note 4 of Item 7 above. This cash participation was used as a portion of the $2,416,480 Performance Guarantee Deposit paid to SIP HI-Dragon Real Estate Real Estate Development Co., Ltd. for participation in Suzhou Property Underwriting Project. It represents an investment risk sharing participation of the director into the project, whereby the director will share the investment risk and profit of the project via a proportionate profit sharing scheme agreed upon with the company. This cash advance bears no interest rate and will be fully paid off upon the fulfillment of the underwriting contract, however if the underwriting contract failed to deliver its return, this amount will not be paid off.




ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K


Exhibit          Description
Number

31.1             Certification of Lin, Chi-Jung, pursuant to Rule 15d-14(a)

31.2             Certification of Lo, Yi-Yun, pursuant to Rule 15d-14(a)

32.1             Certifications of Lin, Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2             Certifications of Lo, Yi-Yun, pursuant to 18 U.S.C. 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the 2003 fiscal year audit, we paid John Geib, CPA $2,700 Canadian for his audit services. For the 2004 first and second quarter review, we paid John Geib, CPA $2,338 Canadian for his review services.

As mentioned in Item 6, the reverse acquisition arrangement was completed on October 5, 2004. We have disengaged our audit services with John Geib, CPA. We appointed BDO McCabe Lo & Company ("BDO") on November 3, 2004 to be the
Company's  Independent  Auditor.  The  aggregate  fees billed by BDO McCabe Lo &
Company for services rendered during the year ended December 31, 2004 is described as follows:

Fees for audit and review services amounted to approximately $68,500 in 2004. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, review of the Company's Quarterly Reports on Form 10-QSB, audits required in the Form 8-K and review of related documents.


Audit-Related Fees, Tax Fees and All Other Fees billed by John Geib and BDO

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Sunrise Real Estate Development Group, Inc.

                                     /s/ Lin, Chi-Jung
                                    --------------------------------------------
                                    BY: Lin, Chi-Jung
                                        Principal Executive Officer and Director

         DATE:  March 31, 2005


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----


/s/ Lin, Chi-Jung
---------------------       Principal Executive Officer           March 31, 2005
Lin, Chi-Jung               and Director

/s/ Lo, Yi-Yun
---------------------       Principal Financial Officer           March 31, 2005
Lo, Yi-Yun                  and Principal Accounting Officer

/s/ Lin, Chao-Chin
---------------------       Managing Director                     March 31, 2005
Lin, Chao-Chin

/s/ Chiu, Chi-Yuan
---------------------       Director                              March 31, 2005
Chiu, Chi-Yuan

/s/ Li Xiao Gang
---------------------       Director                              March 31, 2005
Li Xiao Gang

/s/ Chang, Chu- Ching
---------------------       Director                              March 31, 2005
Chang, Chu-Ching

/s/ Chen Ren
---------------------       Director                              March 31, 2005
Chen Ren

/s/ Fu Xuan-Jie
---------------------       Director                              March 31, 2005
Fu Xuan-Jie