Form 10QSB
period 2005-03-31
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2005-05-16
CIK 1083490

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                     [x] REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF

                                      1934

                         For the quarterly period ended
                                 March 31, 2005

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission File Number 000-32585

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
        -----------------------------------------------------------------
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

86 (21) 64220505
(Registrant's telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 15, 2005 - 21,636,614 shares of Common Stock

Transitional Small Business Issuer Format Yes [ ] No [X]

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2005

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements..................................................3
Item 2.  Management's Discussion and Analysis.................................17
Item 3.  Controls and Procedures..............................................23

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings....................................................24
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........24
Item 3.  Defaults Upon Senior Securities......................................24
Item 4.  Submission of Matters to a Vote of Security Holders..................24
Item 5.  Other Information....................................................24
Item 6.  Exhibits.............................................................24


SIGNATURES....................................................................26

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   Sunrise Real Estate Development Group, Inc.

                           Consolidated Balance Sheets

(Expressed in US Dollars)
                                                     March 31,    December 31,
                                                       2005           2004
                                                   ------------   ------------
                                                           (Unaudited)
                                                   ---------------------------
ASSETS

Current assets
  Cash and cash equivalents                        $  1,327,119   $    969,913
  Accounts receivable                                 1,051,917      2,280,172
  Promissory deposits (Note 3)                        2,784,994      2,784,994
  Other receivables and deposits (Note 4)               307,312        362,586
                                                   ------------   ------------

  Total current assets                                5,471,342      6,397,665

Plant and equipment - net (Note 5)                      582,927        596,685
Deposits for acquisitions of properties (Note 6)      1,480,036      1,480,036
Goodwill                                                183,029        183,029
                                                   ------------   ------------

Total assets                                       $  7,717,334   $  8,657,415
                                                   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank loan (Note 7)                               $    266,362   $    276,084
  Promissory note payable (Note 8)                    1,000,000      1,000,000
  Accounts payable                                       31,589        193,762
  Venture deposits (Note 9)                             972,633        972,633
  Amount due to director (Note 10)                       59,180         59,167
  Other payables and accrued expenses (Note 11)         452,041      1,620,980
  Other tax payable (Note 12)                            10,831        114,747
  Income tax payable                                     97,541         56,575
                                                   ------------   ------------

  Total current liabilities                           2,890,177      4,293,948
                                                   ------------   ------------

Commitments and contingencies (Note 13)                    --             --

Long-term bank loan (Note 7)                          1,149,478      1,203,952

Minority interest                                        26,789          3,948

Stockholders' equity
  Common stock, par value $0.01 per share;
    200,000,000 shares authorized; 21,636,614
    shares issued and outstanding                       216,366        216,366
  Additional paid-in capital                          2,233,844      2,233,844
  Statutory reserve (Note 14)                           175,004        175,004
  Retained earnings                                   1,025,676        530,353
                                                   ------------   ------------

  Total stockholders' equity                          3,650,890      3,155,567
                                                   ------------   ------------

Total liabilities and stockholders' equity         $  7,717,334   $  8,657,415
                                                   ============   ============

See accompanying notes to unaudited consolidated condensed financial statements.

                   Sunrise Real Estate Development Group, Inc.

                      Consolidated Statements of Operations

(Expressed in US Dollars)



                                                      Three Months Ended
                                                           March 31,
                                                     2005            2004
                                                 ------------    ------------
                                                          (Unaudited)
                                                 ----------------------------


Net revenue                                      $  1,864,589    $  1,214,474

Cost of revenue                                      (398,589)       (490,149)
                                                 ------------    ------------

Gross profit                                        1,466,000         724,325

Operating expenses                                   (314,443)       (231,630)

General and administrative expenses                  (557,937)       (325,362)
                                                 ------------    ------------

Operating profit                                      593,620         167,333

Interest income                                         1,365           2,695

Other income, net                                         173           4,567

Finance expenses                                      (33,663)           --
                                                 ------------    ------------

Profit before income tax and minority interest        561,495         174,595

Income tax                                            (55,413)        (14,478)
                                                 ------------    ------------

Profit before minority interest                       506,082         160,117

Minority interest                                     (10,759)           --
                                                 ------------    ------------

Net profit                                       $    495,323    $    160,117
                                                 ============    ============

Earnings per share - basic and diluted           $       0.02    $       0.01
                                                 ============    ============

Weighted average common shares outstanding
    - basic and diluted                            21,636,614      15,000,000
                                                 ============    ============




See accompanying notes to unaudited consolidated condensed financial statements.


                   Sunrise Real Estate Development Group, Inc.

                      Consolidated Statements of Cash Flows
                Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
                                                           Three Months Ended
                                                                March 31,
                                                           2005           2004
                                                       -----------    -----------
                                                               (Unaudited)
                                                       --------------------------
Cash flows from operating activities
  Net income                                           $   495,323    $   160,117
      Adjustments to reconcile net income to
         net cash provided by operating activities
      Depreciation of plant and equipment                   31,185         10,612
      Minority interest                                     10,759           --
      Change in:
        Accounts receivable                              1,228,255        211,527
        Other receivables and deposits                      55,274     (1,519,021)
        Accounts payable                                  (162,173)      (108,894)
        Other payables and accrued expenses             (1,168,939)       526,051
        Other tax payable                                 (103,916)        (4,769)
        Income tax payable                                  40,966        (99,097)
                                                       -----------    -----------

Net cash provided by operating activities                  426,734        823,474
                                                       -----------    -----------

Cash flows from investing activities
   Acquisition of plant and equipment                      (17,427)       (58,811)
                                                       -----------    -----------

Net cash used in investing activities                      (17,427)       (58,811)
                                                       -----------    -----------

Cash flows from financing activities
   Bank loan repayment                                     (64,196)          --
   Capital contribution from minority interest              12,082           --
   Recapitalization of LRY                                    --        1,000,000
   Dividends paid                                             --         (543,708)
   Advances from director                                       13           --
                                                       -----------    -----------

Net cash (used in)/provided by financing activities        (52,101)       456,292
                                                       -----------    -----------

Net increase/(decrease) in cash and cash equivalents       357,206       (425,993)

Cash and cash equivalents at beginning of year             969,913      1,279,759
                                                       -----------    -----------

Cash and cash equivalents at end of year               $ 1,327,119    $   853,766
                                                       ===========    ===========

Supplemental disclosure of cash flow information
     Cash paid during the year:
     Income tax paid                                        14,447        113,575

     Interest paid                                          21,334           --


See accompanying notes to unaudited consolidated condensed financial statements.

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

LIN RAY YANG Enterprise Ltd. ("LRY") was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation ("Planet Tech") and Systems & Technology Corporation ("Systems Tech"). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited ("SHSY") in the People's Republic of China (the "PRC") as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, namely, Suzhou Gao Feng Hui Property Management Company Limited ("SZGFH") in the PRC. LRY holds 80% of equity interest in SZGFH.

SHXJY, SZXJY, BJXJY, SHSY and SZGFH commenced operations in November 2001, June 2004, January 2004, February 2004 and January 2005 respectively. Each of SXJY, SZXJY, BJXJY, SHSY and SZGFH has been granted a twenty years operation period which can be extended with approvals from relevant PRC authorities. On August 31, 2004, Sunrise Real Estate Development Group, Inc. ("SRRE"), CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e. Ace Develop, entered into an exchange agreement that SRRE issue 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY, SHSY and SZGFH are collectively referred to as "the Company" hereafter.

The principal activities of the Company are the provision of property brokerage services, real estate marketing services, property leasing services and property management services in Mainland China.

NOTE 2 - Basis of Presentation and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial data as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2004.

NOTE 2 - Basis of Presentation and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004, results of operations and cash flows for the three months ended March 31, 2005 and 2004, have been made. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principals in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY, SHSY and SZGFH. All inter-company transactions and balances have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is US$ and the financial records are maintained and the financial statements prepared in US$. The functional currency of SHXJY, SZXJY, BJXJY, SHSY and SZGFH is Renminbi (RMB) and the financial records are maintained and the financial statements prepared in RMB.

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

Exchange rate between US$ and RMB is fairly stable during the years presented. The rates ruling as of March 31, 2005 and December 31, 2004 are US$1: RMB8.28 and US$1: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders' equity.

NOTE 2 - Basis of Presentation and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Plant, Equipment and Depreciation

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

                                                                Estimated Useful
                                                                 Life(in years)
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

Use of Estimates

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

Advertising Costs

All advertising costs incurred in the promotion of the Company's real estate projects are expensed as incurred.

Revenue Recognition

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

NOTE 2 - Basis of Presentation and SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

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

Guarantees

The Company accounts for its liability for its obligations under a guarantee in accordance with FASB Interpretation No. 45, (FIN45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. FIN 45 requires that guarantors recognize a liability for certain guarantees at the fair value of the guaranteed obligation at the inception of the guarantee, even if the likelihood of performance under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 16 for disclosures related to the Company's guarantees in accordance with FIN 45.


NOTE 3 - PROMISSORY DEPOSITS

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


NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

                                      March 31,     December 31,
                                        2005            2004
                                    ------------    ------------
                                            (Unaudited)
                                    ------------    ------------

Other receivables                   $    244,389    $    291,199
Advances to staff                         13,610          21,699
Rental deposits                           49,313          49,688
                                    ------------    ------------

                                    $    307,312    $    362,586
                                    ============    ============

NOTE 5 - PLANT AND EQUIPMENT, NET

                                      March 31,     December 31,
                                        2005            2004
                                    ------------    ------------
                                            (Unaudited)
                                    ------------    ------------

Furniture and fixtures              $     50,924    $     50,924
Computer and office equipment            161,110         143,683
Motor vehicles                           519,645         519,645
                                    ------------    ------------

                                         731,679         714,252
Less: Accumulated depreciation          (148,752)       (117,567)
                                    ------------    ------------

                                    $    582,927    $    596,685
                                    ============    ============


NOTE 6 - DEPOSITS FOR ACQUISITIONS OF PROPERTIES

On November 18, 2004, the Company entered into sales and purchase agreements to acquire two floors of the Suzhou Property Underwriting Project mentioned in Note 3 above at a total consideration of $2.96 million for long-term retention. A 5-year mortgage loan (Note 7) of $1.48 million was borrowed from a bank to pay for the deposits in December 2004. The remaining balance of the retention deposit of $1.48 million will be payable in November 2005. In accordance with the sales and purchase agreements, the properties under development will be completed on or before March 31, 2006.

NOTE 7 - BANK LOAN

The bank loan is a 5-year loan bears interest at a rate of 0.4875% per month, and the maturity date of the loan is December 13, 2009. The bank loan is guaranteed by the developer as mentioned in Note 3 above; and will then be secured by the properties once the title of the properties is transferred to the Company.


NOTE 8 - PROMISSORY NOTE PAYABLE

The amount is unsecured and bears interest at a rate of 5% per annum. The promissory note will be repayable on December 31, 2005.

NOTE 9 - VENTURE DEPOSITS

The Company has entered into co-operation agreements with two venturers, one of them is an independent third party; the other one is one of the Company's directors, Chang Shu-Ching, to jointly carry out the Suzhou Property Underwriting Project mentioned in Note 3 above. According to the co-operation agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the Suzhou Property Underwriting Project, respectively. Venture deposits have been received from the venturers and will not be repayable until the completion of the Suzhou Property Underwriting Project in November 2005.


NOTE 10 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to director
----------------------
The Company, from time to time, receives from and repays to the director. The amount due to director does not bear any interest, unsecured, and does not have clearly defined terms of repayment.

NOTE 11 - OTHER PAYABLES AND ACCRUED EXPENSES

                                     March 31,    December 31,
                                       2005           2004
                                   ------------   ------------
                                           (Unaudited)
                                   ---------------------------

Accrued staff commission & bonus   $    220,008   $  1,167,283
Other payables                          165,770        261,418
Accrued commission                       66,263        192,279

                                   ------------   ------------

                                   $    452,041   $  1,620,980
                                   ============   ============

NOTE 12 - OTHER TAX PAYABLE

Other tax payable represents business tax which is charged at a rate of 5% on the revenue from services.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment
--------------------------

During the three months ended March 31, 2005 and 2004, the Company incurred lease expenses amounting to $91,392 and $50,956 respectively. As of March 31, 2005, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

                                                  March 31,    December 31,
                                                    2005           2004
                                                ------------   ------------
                                                        (Unaudited)
                                                ---------------------------

Within one year                                 $    221,815   $    230,703
Two to five years                               $     13,691   $     55,572
                                                ------------   ------------
                                                $    235,506   $    286,275
                                                ============   ============

Property Underwriting Commitment
--------------------------------

As of March 31, 2005, the Company had commitment under the Property Underwriting Agreement mentioned in Note 3 above as follows:

                                                  March 31,    December 31,
                                                    2005           2004
                                                ------------   ------------
                                                        (Unaudited)
                                                ---------------------------

Property underwriting commitment                $ 42,424,044    $47,457,254
                                                ============   ============

The management of the Company believes that all the properties will be sold within the underwriting period.

Capital Commitments
-------------------

As of March 31, 2005, the Company had capital commitments for the acquisition of properties as follows:

                                                  March 31,    December 31,
                                                    2005           2004
                                                ------------   ------------
                                                        (Unaudited)
                                                ---------------------------

Commitments for the acquisition of properties   $  1,480,036     $1,480,036
                                                ============   ============

NOTE 14 - STATUTORY RESERVE

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


NOTE 15 - CONCENTRATION OF CUSTOMERS

During the three months ended March 31, 2005 and 2004, the following customers accounted for more than 10% of total net revenue:

                     Percentage of Net Sales                  Percentage of
                       Three Months Ended                 Accounts Receivable
                            March 31,                        as at March 31,
                     2005              2004              2005              2004
                    ------            ------            ------            ------
                                             (Unaudited)
                    ------------------------------------------------------------

Customer A           56%                *                31%                *
Customer B            *                22%                *                 *
Customer C            *                17%                *                 *
Customer D            *                15%                *                66%
Customer E            *                15%                *                 *

o     less than 10%


NOTE 16 - GUARANTEES

In order to distribute all the properties of the Suzhou Property Underwriting Project mentioned in Note 3 above, during the quarter, the Company entered into property leasing agreements with certain buyers of the properties to guarantee their investment returns at 8.5% and 8.8% per annum for a period of 5 years and 8 years respectively. The guarantee period will be started 45 days after the titles of the relevant properties are passed to the buyers. As of March 31, 2005, the management of the Company considers that no provision should be made for the Company's obligations under the foregoing guarantees.

NOTE 17 - PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro-forma basis as if the acquisition of BJXJY had occurred at the beginning of the respective period shown.

                                                             Three Months
                                                                Ended
                                                               March 31,
                                                                 2004
                                                             ------------
                                                             (Unaudited)
                                                             ------------

Net sales                                                    $  1,214,474
                                                             ------------

Net profit                                                   $    131,033
                                                             ------------

Profit per share - basis and diluted                         $       0.01
                                                             ------------

The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of the future operating results.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in "Risk Factors" and elsewhere in this report.

OVERVIEW

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand Sunrise Real Estate Development Group, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

Since the former stockholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) ("CY-SRRE") and LIN RAY YANG Enterprise Ltd. ("LRY") acquired a majority of our voting interests in the merger, the transaction was treated as a reverse acquisition, with CY-SRRE and LRY treated as the acquirer for accounting purposes. Accordingly, the pre-merger financial statements of CY-SRRE and LRY are our historical financial statements. Before the completion of the merger exercise, SRRE had no continuing operations and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited ("SHXJY"), Suzhou Xin Ji Yang Real Estate Consultation Company Limited ("SZXJY"), Beijing Xin Ji Yang Real Estate
Consultation   Company  Limited   ("BJXJY"),   Shanghai  Shangyang  Real  Estate
Consultation Company Limited ("SHSY") and Suzhou Gao Feng Hui Property Management Company Limited ("SZGFH") are collectively referred to as "the Company" hereafter. The principal activities of the Company are the provision of property brokerage services, real estate marketing services, property leasing services and property management services in Mainland China.

RECENT DEVELOPMENTS

Before 2004, our major business is agency business, whereby our only subsidiary then, SHXJY was contracted by property developers to market and sell their newly developed property units; in return we earn a commission fee calculated as a percentage of the selling price. Our business operation in SHXJY continues to demonstrate growth in revenue.

In 2004, through another subsidiary, SHSY, we venture into a higher risk business model whereby our commission was not calculated as a percentage of selling price anymore; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In this higher risk model named "Underwriting Model", we negotiated with the developer for an underwriting price as low as possible, with the condition that we guarantee to acquire all unsold units within certain period. In return, we were given the flexibility to price the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold units from developers at the underwriting price and hold them as our inventory stock or investment. As per the terms of underwriting agreement, there are 2 expiry periods: the first is in the mid of 2005 whereby we committed to sell 60% of the contracted value; the second is by the end 2005, whereby we committed to the remaining 40% of the contracted value.

While we expect revenue to stem from these two subsidiaries businesses, we can provide no assurance that this will result in any increase in profitability.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10- QSB

In addition to historical information, this Form 10-QSB contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us; estimates, and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.

Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-QSB. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or otherwise.

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

Goodwill
--------

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the Company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of the Company. The fair value of Company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for the Company.

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

Revenue Recognition
-------------------

Agency commission revenue from property brokerage is recognised when the property developer and the buyer complete a property sales transactions, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement.

Revenue from marketing consultancy services is recognized when services are provided to clients.

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the First Quarter, 2005, with comparison to the First Quarter, 2004.

Revenue
-------

Total sales increased 53.5% from $1,214,474 in the First Quarter, 2004 to $1,864,589 in the First Quarter, 2005. Agency sales represented 43.8% of net revenues in the First Quarter, 2005, and underwriting sales represented 56.2% of the total. All revenues in the First Quarter, 2004 were from agency sales.

Our net revenues after sales tax are mainly agency commission fee derived from SHXJY. Net revenue was $817,048 in the First Quarter, 2005 compared with

$1,214,474 in the First Quarter, 2004. In the First Quarter, 2004 we recorded revenues from contracts procured in the Second and Third Quarters of 2003 on buildings in Shanghai, Nanchang and Nanjing. These buildings were close to the sold out at the end of 2004. We estimate that the agency sales revenues on the new buildings will be achieved in the Second and Third Quarters of 2005. We expect that total agency sales revenues in 2005 will be higher than 2004.

In the First Quarter, 2005, another operating subsidiary, SHSY contributed $1,047,541 to net revenues. There were no revenues from this operation in the First Quarter, 2004. In February 2004, SHSY entered an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. We already started selling in December 2004, and contributed revenues of $122,380. As of April 23, 2005, we have sold a total of 79 units with a total sales price of $17,121,400. We earned a commission of $1,047,541 in the First Quarter, 2005 for the sale of 31 units. As of April 30, 2005, we have sold 40% of the building. Property Sales Underwriting is comparatively a higher risk business model compared to our pure commission based agency business, whereby our commission was not calculated as a percentage of selling price anymore; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In this relatively high risk model, namely, "Underwriting Model", we negotiated with developer for an underwriting price as low as possible, with the condition that we guarantee to acquire all unsold units within certain period. In return, we were given the flexibility to price the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold it as our stock or investment.

Cost of Revenue
---------------

Cost of sales revenues decreased to $398,589 in the First Quarter, 2005 when compared with $490,149 in the First Quarter, 2004. The primary difference is the timing of advertising expenses.

1.   Advertising costs
     -----------------

For most of the projects handled by the Company, advertising costs are borne by corresponding property developers. For some of the projects, we committed to bear all advertising costs on our own in exchange for a higher agency commission rate. During the First Quarter of 2004, $193,076 was spent; whereas, $62,339 was spent in the First Quarter, 2005. All advertising costs incurred in the promotion of the Company's property projects are expensed as incurred. We plan to spend more on advertising in the Second Quarter, 2005 to support the underwriting sales activity. Due to the cyclical nature of our business, we have no guarantee to match the advertising costs to the related revenue. Advertising costs are usually incurred according to the timeline specified in project budgeting. It is budgeted according to a percentage of our expected sales amount. Due to the nature of property marketing and sales cycle, advertising costs are usually incurred two to three months prior to the formal sales launch activities; in some cases, advertising costs and activities may take place before period-end, while sales launch activities were take place after period-end. As advertising costs are expended off as incurred, there is possibility that advertising costs incurred in current period are not exactly matching with the related revenue earned.

2.   Operating Expenses
     ------------------

Operating expenses increased 35.8% to $314,443 in the First Quarter, 2005 from $231,630 in First Quarter, 2004. These are primarily due to the increases in sales office and branch office expenses, including set up expenses for new sales offices.


3.   General and Administrative Expenses
     -----------------------------------

The Company's general & administrative expenses increased by 71.4% to $557,937 in the First Quarter, 2005 to $325,362 in the First Quarter, 2004. The increase in general and administrative expenses was mainly due to:

     i. SHSY, the underwriting sales company was established on February 5, 2004. Its corporate overhead expenses were incurred from April 2004; whereas it has been fully operating in the First Quarter, 2005. The corporate overhead expenses for the First Quarter 2005 increased by $77,158 over that of the First Quarter, 2004.

     ii. The increase in professional fees for the maintenance of the Company's listing status, e.g. audit, legal and other professional fees. The professional fees for the First Quarter 2005 increased by $60,862 when compared to the First Quarter, 2004.

4.   Finance Expenses
     ----------------

Total finance expenses in the First Quarter, 2005 were $33,663; there were no finance expenses in First Quarter, 2004. Interest expenses incurred to support our underwriting sales effort were $21,334. Additionally, interest expenses of $12,329 was related to the $1 million promissory note.



LIQUIDITY AND CAPITAL RESOURCES

The company meets its working capital and capital investment requirements mainly by using operating cash flows, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2005 was $1,051,917.

We ended the period with a cash position of $1,327,119. We had positive operating cash flow of $426,734, primarily attributable to decreased accounts receivable.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital expenditures and business expansion through 2005. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise additional funds, we expect to raise those funds through new issuance of shares of our equity securities in one or more public offerings or private placements, or through credit facilities obtained by lending institutions.

ITEM 3.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits: Exhibit Number and Brief Description.

2.1 Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin, Chi-Jung, as agent for the beneficial shareholders of such company, and the registrant, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on September 8, 2004.

2.2 Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin, Chi-Jung, as agent for the beneficial shareholder of such company, and the registrant, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on September 8, 2004.

3.1 Articles of Incorporation incorporated by reference to Exhibit 3.1 of Form-10QSB filed with the Commission on April 23, 2001.

3.1a Amendments to the Articles of Incorporation incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31,2003 filed with the Commission on April 14, 2004.

3.1b Bylaws of the Company incorporated by reference to Exhibit 3.2 of Form-10SB filed with the Commission on April 23, 2001.

31.1 Section 302 Certification by the Corporation's Chief Executive Officer.

31.2 Section 302 Certification by the Corporation's Chief Financial Officer.

32.1 Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.





Date: May 15, 2005                     By: /s/ Lin, Chi-Jung
                                          --------------------------------------
                                          Lin, Chi-Jung, Chief Executive Officer


Date: May 15, 2005                     By: /s/ Art Honanyan
                                          --------------------------------------
                                          Art Honanyan, Chief Financial Officer