Form 10QSB
period 2005-06-30
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2005-08-15
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-32585

SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.

(Exact name of small business issuer as specified in its charter)

TEXAS	75-2713701
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1502, No.333, Zhaojiabang Road
Shanghai, PRC
(Address of principal executive offices.)

86 (21) 64220505
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Issuers involved in Bankruptcy Proceedings during the preceding Five Years.
Not Applicable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 15, 2005 - 21,636,614 shares of Common Stock

Transitional Small Business Issuer Format   Yes   ☐   No   ☒

FORM 10-QSB

For the Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Development Group, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30, 2005	December 31, 2004

	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,100,589	$969,913
Accounts and bills receivable	1,538,065	2,280,172
Promissory deposits (Note 3)	2,597,716	2,784,994
Other receivables and deposits (Note 4)	420,917	362,586

Total current assets	5,657,287	6,397,665
Plant and equipment – net (Note 5)	572,057	596,685
Deposits for acquisitions of properties (Note 6)	2,278,862	1,480,036
Goodwill	183,029	183,029

Total assets	$8,691,235	$8,657,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank loan (Note 7)	$270,276	$276,084
Promissory notes payable (Note 8)	1,362,472	1,000,000
Accounts payable	15,952	193,762
Venture deposits (Note 9)	972,633	972,633
Amount due to director (Note 10)	228,326	59,167
Other payables and accrued expenses (Note 11)	391,233	1,620,980
Other tax payable (Note 12)	17,271	114,747
Income tax payable	95, 647	56,575

Total current liabilities	3,353,810	4,293,948

Commitments and contingencies (Note 13)	—	—
Long-term bank loan (Note 7)	1,080,423	1,203,952
Minority interest	40,554	3,948
Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 21,636,614 shares issued and outstanding	216,366	216,366
Additional paid-in capital	2,233,844	2,233,844
Statutory reserve (Note 14)	175,004	175,004
Retained earnings	1,591,234	530,353

Total stockholders’ equity	4,216,448	3,155,567

Total liabilities and stockholders’ equity	$8,691,235	$8,657,415

See accompanying notes to unaudited consolidated condensed financial statements.

Sunrise Real Estate Development Group, Inc.
Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Unaudited)

Net revenue	$2,363,709	$1,625,195	$4,228,298	$2,839,669
Cost of revenue	(748,679)	(904,655)	(1,147,268)	(1,394,804)

Gross profit	1,615,030	720,540	3,081,030	1,444,865
Operating expenses	(348,148)	(295,579)	(662,591)	(527,209)
General and administrative expenses	(597,826)	(408,823)	(1,155,763)	(734,185)

Operating profit	669,056	16,138	1,262,676	183,471
Interest income	3,912	3,855	5,277	6,550
Other income, net	53,486	31,198	53,659	35,765
Interest expenses	(39,255)	—	(72,918)	—

Profit before income tax and minority interest	687,199	51,192	1,248,694	225,787
Income tax	(107,876)	(42,707)	(163,289)	(57,185)

Profit before minority interest	579,323	8,485	1,085,405	168,602
Minority interest	(13,765)	7,537	(24,524)	7,537

Net profit	$565,558	$16,022	$1,060,881	$176,139

Earnings per share – basic and diluted	$0.03	$0.00	$0.05	$0.01

Weighted average common shares outstanding – basic and diluted	21,636,614	15,000,000	21,636,614	15,000,000

See accompanying notes to unaudited consolidated condensed financial statements.

Sunrise Real Estate Development Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Six Months Ended June 30,

	2005	2004

	(Unaudited)

Cash flows from operating activities
Net income	$1,060,881	$176,139
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation of plant and equipment	64,365	26,416
Loss on disposal of plant and equipment	11,763	—
Minority interest	24,524	(7,537)
Change in:
Accounts and bills receivables	742,107	253,388
Promissory deposits	187,278	—
Other receivables and deposits	(58,331)	(2,172,880)
Accounts payable	(177,810)	(1,975)
Other payables and accrued expenses	(1,229,747)	544,476
Other tax payable	(97,476)	(11,643)
Income tax payable	39,072	(74,477)

Net cash provided by/(used in) operating activities	566,626	(1,268,093)

Cash flows from investing activities
Acquisition of plant and equipment	(55,910)	(287,585)
Proceeds from disposal of plant and equipment	4,410	—
Increase in deposits for acquisition of properties	(798,826)	—

Net cash used in investing activities	(850,326)	(287,585)

Cash flows from financing activities
Bank loan repayment	(129,337)	—
Capital contribution from minority interest	12,082	12,082
Proceeds from promissory note	362,472	—
Recapitalization of LRY	—	2,000,000
Dividends paid	—	(543,708)
Advances from/(repayments to) director	169,159	(191,640)

Net cash provided by financing activities	414,376	1,276,734

Net increase/(decrease) in cash and cash equivalents	130,676	(278,944)
Cash and cash equivalents at beginning of period	969,913	1,279,759

Cash and cash equivalents at end of period	$1,100,589	$1,000,815

Supplemental disclosure of cash flow Information
Cash paid during the period:
Income tax paid	124,216	131,662
Interest paid	41,724	—

See accompanying notes to unaudited consolidated condensed financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder.  Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company.  SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung.  On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE.  On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC.  SHXJY holds 90% of equity interest in SZXJY.  On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company.  LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”).  On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the People’s Republic of China (the “PRC”) as a limited liability company.  On January 10, 2005, LRY and a PRC third party established a subsidiary, namely, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) in the PRC.  LRY holds 80% of the equity interest in SZGFH.

SHXJY, SZXJY, BJXJY, SHSY and SZGFH commenced operations in November 2001, June 2004, January 2004, February 2004 and January 2005 respectively.  Each of SXJY, SZXJY, BJXJY, SHSY and SZGFH has been granted a twenty years operation period which can be extended with approvals from relevant PRC authorities.

On August 31, 2004, Sunrise Real Estate Development Group, Inc. (“SRRE”), CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e., Ace Develop, entered into an exchange agreement that SRRE issue 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE.  The transaction was closed on October 5, 2004.  Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

On August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e., Ace Develop, Planet Tech and Systems Tech, entered into an exchange agreement that SRRE issue 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY.  The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop.

Regarding the 10,000,000 shares of common stock of SRRE issued in this transaction, 8,500,000 shares were issued to Ace Develop, 750,000 shares were issued to Planet Tech and 750,000 shares were issued to Systems Tech.

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity.  Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the acquisition has been accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE.  However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.  The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”).  On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc.

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY, SHSY and SZGFH are collectively referred to as “the Company” hereafter.

The principal activities of the Company are the provision of property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial data as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Amounts at December 31, 2004 have been derived from the audited consolidated financial statements for the year then ended.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004, results of operations for the three and six months ended June 30, 2005 and 2004, and cash flows for the six months ended June, 30 2005 and 2004, have been made.  The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Foreign currency transactions during the period are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at period end exchange rates.  All exchange differences are dealt with in the consolidated statements of operations.

For the purpose of preparing the Company’s consolidated financial statements, the financial statements in RMB have been translated into United States Dollars at US$1.00 = RMB8.28, any translation adjustments would be included as a component of stockholders’ equity.

Exchange rate between US$ and RMB is fairly stable during the periods presented.  The rates ruling as of June 30, 2005 and December 31, 2004 are US$1: RMB8.28 and US$1: RMB8.28, respectively. Due to the stability of the exchange rates, there were no net adjustments in stockholders’ equity.

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

Advertising Costs

All advertising costs incurred in the promotion of the Company’s real estate projects are expensed as incurred.

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement.

Revenue from marketing consultancy services is recognized when services are provided to clients.

Net Earnings per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share”.  Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”.  Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Guarantees

The Company accounts for its liability for its obligations under a guarantee in accordance with FASB Interpretation No. 45, (FIN45) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. FIN 45 requires that guarantors recognize a liability for certain guarantees at the fair value of the guaranteed obligation at the inception of the guarantee, even if the likelihood of performance under the guarantee is remote. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

NOTE 3 - PROMISSORY DEPOSITS

The balance includes a promissory deposit of $2,416,480 related to a property underwriting agreement (the “Property Underwriting Agreement”) entered into by the Company with a property developer in Suzhou, the PRC.  According to the Property Underwriting Agreement and certain supplementary agreements, the Company acts as its sole distribution agent for a commercial building under development in Suzhou (the “Suzhou Property Underwriting Project”); and has placed the foregoing promissory deposit with the property developer until an agreed sales target is achieved on November 25, 2005.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	June 30, 2005	December 31, 2004

	(Unaudited)

Other receivables	$155,070	$100,266
Trade deposits	176,655	190,933
Advances to staff	33,520	21,699
Rental deposits	55,672	49,688

	$420,917	$362,586

NOTE 5 - PLANT AND EQUIPMENT, NET

	June 30, 2005	December 31, 2004

	(Unaudited)

Furniture and fixtures	$58,696	$50,924
Computer and office equipment	165,912	143,683
Motor vehicles	519,133	519,645

	743,741	714,252
Less: Accumulated depreciation	(171,684)	(117,567)

	$572,057	$596,685

NOTE 6 - DEPOSITS FOR ACQUISITIONS OF PROPERTIES

On November 18, 2004, the Company entered into sales and purchase agreements to acquire two floors of the Suzhou Property Underwriting Project mentioned in Note 3 above at a total consideration of $2.96 million for long-term retention. As of June 30, 2005, deposits amounting to $2.28million have been paid to the property developer.  The remaining balance of the retention deposit of $0.68 million will be payable in November 2005.  In accordance with the sales and purchase agreements, the properties under development will be completed on or before March 31, 2006.

NOTE 7 - BANK LOAN

The bank loan is a 5-year loan that bears interest at a rate of 0.4875% per month, and the maturity date of the loan is December 13, 2009.  The bank loan is guaranteed by the developer as mentioned in Note 3 above; and will then be secured by the properties as mentioned in Note 6 above once the title of the properties is transferred to the Company.

NOTE 8 - PROMISSORY NOTES PAYABLE

The balance includes two promissory notes of $1,000,000 and $362,472 respectively. The promissory note of $1,000,000 is unsecured, bears interest at a rate of 5% per annum and will be repayable on December 31, 2005. The promissory note of $362,472 is unsecured, bears interest at a rate of 10% per annum and will be repayable on September 5, 2005.

NOTE 9 - VENTURE DEPOSITS

The Company has entered into agreements with two investors, one an independent third party; the other an ex-director of the Company, Chang Shu-Ching.  The purpose of such agreement is to jointly carry out the Suzhou Property Underwriting Project mentioned in Note 3 above. According to these agreements, the Company, Chang Shu-Ching and the other investor are entitled to share 65%, 10% and 25% of the net results of the Suzhou Property Underwriting Project, respectively. Venture deposits have been received from the investors and will not be repayable until the completion of the Suzhou Property Underwriting Project which is presently anticipated to be in November 2005.

NOTE 10 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.  A related party may also be any party the entity deals with that can exercise that control.

Amount due to director

Prior to April 25, 2005, the amount due to one of our directors was interest-free.  Thereafter, the amount due to director has borne interest at a rate of 0.8% per month.  As of June 30, 2005, the balance includes principal of $218,206 and accrued interest of $10,120 thereon.  The principal is unsecured, bears interest at a rate of 0.8% per month and its terms of repayment are not specifically defined.

NOTE 11 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30, 2005	December 31, 2004

	(Unaudited)

Accrued staff commission & bonus	$306,332	$1,167,283
Other payables	84,901	261,418
Accrued commission	—	192,279

	$391,233	$1,620,980

NOTE 12 - OTHER TAX PAYABLE

Other tax payable represents business tax which is charged at a rate of 5% on the revenue from services.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the six months ended June 30, 2005 and 2004, the Company incurred lease expenses amounting to $150,530 and $118,995 respectively. As of June 30, 2005, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30, 2005	December 31, 2004

	(Unaudited)

Within one year	$277,414	$230,703
Two to five years	—	55,572

Operating lease commitment	$277,414	$286,275

Property Underwriting Commitment

As of June 30, 2005, the Company had commitment under the Property Underwriting Agreement mentioned in Note 3 above as follows:

	June 30, 2005	December 31, 2004

	(Unaudited)

Property underwriting commitment	$18,080,098	$47,457,254

The management of the Company believes that all the properties will be sold within the underwriting period.

Capital Commitments

As of June 30, 2005, the Company had capital commitments for the acquisition of properties mentioned in note 6 above as follows:

	June 30, 2005	December 31, 2004

	(Unaudited)

Commitments for the acquisition of properties	$681,210	$1,480,036

NOTE 14 - STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer a least 10% of its profit after taxation, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital.  The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 15 - CONCENTRATION OF CUSTOMERS

During the three months and six months ended June 30, 2005 and 2004, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended June 30,		Percentage of Net Sales Six Months Ended June 30,		Percentage of Accounts and Bills Receivable as at June 30,

	2005	2004	2005	2004	2005	2004

Customer A	23%	*	41%	*	58%	*
Customer B	16%	*	*	*	*	*
Customer C	14%	*	12%	*	18%	*
Customer D	12%	*	11%	*	*	*
Customer E	12%	19%	*	14%	*	*
Customer F	*	17%	*	20%	*	*
Customer G	*	17%	*	*	*	*
Customer H	*	11%	*	14%	*	*

* less than 10%

NOTE 16 - GUARANTEES

In order to distribute all the properties of the Suzhou Property Underwriting Project mentioned in Note 3 above, during the period, the Company entered into property leasing agreements with certain buyers of the properties to guarantee their investment returns at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The guarantee period will be started 45 days after the titles of the relevant properties are passed to the buyers.  As of June 30, 2005, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

NOTE 17 - PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro-forma basis as if the acquisition of BJXJY had occurred at the beginning of the respective period shown.

Six Months Ended June 30, 2004

(Unaudited)

Net sales	$2,839,669

Net profit	$95,275

Profit per share – basis and diluted	$0.01

The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of the future operating results.

NOTE 18 - SUBSEQUENT EVENT

By a stockholders’ resolution of SZXJY passed on June 18, 2005, it was approved that SHXJY sells a 10% equity interest in SZXJY to a company owned by a director of SZXJY at a consideration of $38,828 and in recognition of his valuable contribution to SZXJY.  The consideration was approximately equal to 10% of the net asset value of SZXJY as at July 31, 2005.

Management anticipates that the equity transfer will be finalized by the end of the third quarter of 2005.  As of August 15, 2005, the Company has not received any proceeds from the buyer.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” and elsewhere in this report.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Development Group, Inc. (“SRRE”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

In October 2004, the former stockholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) (“CY-SRRE”) and LIN RAY YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in a merger, and the transaction was treated as a reverse acquisition, with CY-SRRE and LRY treated as the acquirer for accounting purposes. Accordingly, the pre-merger financial statements of CY-SRRE and LRY are our historical financial statements. Before the completion of the merger, SRRE had no continuing operations and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity.  Generally accepted accounting principles require in certain circumstances that a company whose stockholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the acquisition has been accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE.  However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.  The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”) and Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) are collectively referred to as “the Company” hereafter. The principal activities of the Company are the provision of property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary then, SHXJY, was contracted by property developers to market and sell their newly developed property units; in return we earned a commission fee calculated as a percentage of the selling price. Our business operation in SHXJY continues to demonstrate growth in revenue.

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model whereby our commission was not calculated as a percentage of the selling price anymore; instead, under this model our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In this higher risk model named “Underwriting Model”, we negotiate with the developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold units from developers at the underwriting price and hold them in our inventory or as an investment. As per the terms of the underwriting agreement, there are 2 expiry periods: the first is in the middle of 2005 whereby we have committed to sell 60% of the contracted value; the second is by the end 2005, whereby we have committed to sell the remaining 40% of the contracted value. As of June 30, 2005, we have sold 66% of the contracted value, and the management of the Company believes that the rest of the contracted value will be sold by the end of 2005.

While we expect revenue to stem from these two subsidiaries’ businesses, we can provide no assurance that this will result in any increase in profitability.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10- QSB

In addition to historical information, this Form 10-QSB contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates, projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.

Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-QSB. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or other occurrences.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of FASB Statement No. 123, (FASB 123R) Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FASB 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity, equity instruments or that may be settled by the issuance of those equity instruments. FASB 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. FASB 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. For small business issuers, FASB 123R is effective for fiscal years beginning after December 15, 2005.  We do not believe the adoption of FASB 123R will have a material impact on our financial statements.

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

Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or results of our operations.

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transactions, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement.

Revenue from marketing consultancy services is recognized when services are provided to clients.

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2005, with comparisons to the historical three and six months ended June 30, 2004.

1.  Revenue

The net revenue of the Second Quarter, 2005 was $2,363,709, which increased 27% from $1,864,589 of the First Quarter, 2005 and increased 45% from $1,625,195 of the Second Quarter, 2004. Total net revenue of the first two quarters of 2005 increased 49% from $2,839,669 of the first two quarters of 2004 to $4,228,298. Agency sales represented 77% of net revenues in the Second Quarter, 2005, and underwriting sales represented 23% of the total. All revenues in the first two quarters, 2004 were from agency sales.

Our net revenues after sales tax are mainly agency commission fees derived from SHXJY. Net revenues from agency business was $1,901,151 in the Second Quarter, 2005 compared with $1,625,195 in the Second Quarter, 2004 and $817,048 in the First Quarter, 2005, and increased 17% and 133%, respectively. The primary reason is the Company has more real estate projects that generate revenue.  In the Second Quarter, 2005 and 2004, the number of projects was 15 and 12 respectively.  We estimate that the agency sales revenues on the real estate projects will also be achieved in the Third and Fourth Quarters of 2005.  We expect that total agency sales revenues in 2005 will be higher than 2004.

Another operating subsidiary, SHSY contributed $462,558 to net revenues in the Second Quarter, 2005, and a total $1,510,099 in the first two quarters of 2005. There was no revenue from SHSY’s operation in the first two quarters of 2004. In February 2004, SHSY entered an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building.  We started selling units in the building in December 2004. As of July 7, 2005, we have sold a total of 154 units with a total sales price of $32.76 million. As of June 30, 2005, we have earned total commission fees of $1,625,254 from this project. Property Underwriting Sales is comparatively a higher risk business model compared to our pure commission based agency business.  Under this higher risk business model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In this relatively high risk model, namely, “Underwriting Model”, we negotiate with developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within certain a period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as an investment.

2.  Cost of Revenue

Cost of revenue in the Second Quarter, 2005 decreased to $748,679 when compared with $904,655 in the Second Quarter, 2004. And total cost of revenue in the first two quarters of 2005 decreased to $1,147,268 compared with $1,394,804 in the first two quarters of 2004. The primary difference was due to the booking of advertising expenses as incurred.  The advertising costs incurred in the first two quarters of 2005 and 2004 were $275,319 and $433,574 respectively.

For most of the projects handled by the Company, advertising costs are borne by corresponding property developers. For some of the projects, we committed to bear all advertising costs on our own in exchange for a higher agency commission rate.  All advertising costs incurred in the promotion of the Company’s property projects are expensed as incurred.  We plan to spend more on advertisement in the Third Quarter of 2005 to support the agency and underwriting sales activity. Due to the cyclical nature of our business, we have no guarantee that the advertising costs can be matched to the related revenue.  Advertising costs are usually incurred according to the timeline specified in project budgeting. It is budgeted according to a percentage of our expected sales amount. Due to the nature of property marketing and its sales cycle, advertising costs are usually incurred two to three months prior to the formal sales launch activities; in some cases, advertising costs and activities may take place before period-end, while sales launch activities take place after period-end. As advertising costs are expensed as incurred, there is a possibility that advertising costs incurred in the current period are not exactly matching with the related revenue earned.

3.  Operating Expenses

Operating expenses in the Second Quarter, 2005 was $348,148, increased 18% from $295,579 in the Second Quarter, 2004, and 11% from $314,443 in the First Quarter, 2005 . These were primarily due to the increases in sales office and branch office expenses and the increase in new agency projects.

4.  General and Administrative Expenses

The general and administrative expenses in the Second Quarter, 2005 were $597,826, increased 46% from $408,823 in the Second Quarter, 2004, and 7% from $557,937 in the First Quarter, 2005. The increase in general and administrative expenses was mainly due to:

i.

The increase in professional fees for the maintenance of the Company’s listing status, e.g., audit, legal and other professional fees.  The profession fees for the Second and First Quarters, 2005 were $31,297 and $29,206, respectively.  No such expenses were incurred in the corresponding quarters of 2004.

ii.

The increase in remunerations to the new and existing directors and the new management during the period.  Such expenses for the Second Quarter, 2005 were $99,158, while $73,899 was incurred in the First Quarter, 2005.

5.  Interest Expenses

Total interest expenses in the Second Quarter, 2005 were $39,255; there was no interest expense in the Second Quarter, 2004. The interest expenses were mainly incurred for the bank loan and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans.

Our accounts and bills receivable balance at June 30, 2005 was $1,538,065.

We ended the period with a cash position of $1,100,589. We had positive operating cash flow of $566,626, primarily attributable to the decrease in accounts and bills receivable.

We anticipate that our available funds and cash flows generated from operations will be sufficient to meet our anticipated needs for working capital expenditures and business expansion through 2005. We may need to raise additional funds in the future, however, in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise such additional funds, we expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions.  There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

ITEM 3. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

2.1

Exchange  Agreement  dated as of August  31,  2004 by and among Lin Ray Yang Enterprise Ltd., Lin,  Chi-Jung,  as agent for the beneficial shareholders of such company,  and the registrant,  incorporated by reference to the  Registrant’s  Current  Report  on Form 8-K  filed  with the Commission  on  September 8, 2004.

2.2

Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin, Chi-Jung, as agent for the  beneficial  shareholder  of such  company,  and the registrant, incorporated by reference to the  Registrant’s  Current Report on Form 8-K filed with the Commission on September 8, 2004.

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.1 of Form 10-SB filed with the Commission on April 23, 2001.

3.1(a)

Amendments to the Articles of Incorporation incorporated by reference to Exhibits 3.1(a) and 3.1(b) to Form-10-KSB for the fiscal year ended December 31,2003 filed with the Commission on April 14, 2004.

3.2	Bylaws of the Company incorporated by reference to Exhibit 3.2 of Form-10SB filed with the Commission on April 23, 2001.

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer.

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer.

32.1	Section 1350 Certification by the Corporation’s Chief Executive Officer and Corporation’s Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.

Date: August 15, 2005	By:	/s/ LIN, Chi-JUNG

Lin, Chi-Jung, Chief Executive Officer

Date: August 15, 2005	By:	/s/ ART HONANYAN

Art Honanyan, Chief Financial Officer