Form 10QSB
period 2005-09-30
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2005-11-14
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

86 (21) 64220505
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 14, 2005 - 21,636,614 shares of Common Stock

Transitional Small Business Issuer Format   Yes   ☐   No   ☒

FORM 10-QSB

For the Quarter Ended September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Development Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30, 2005	December 31, 2004

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$922,141	$969,913
Accounts receivable	1,491,659	2,280,172
Promissory deposits (Note 3)	2,718,735	2,784,994
Other receivables and deposits (Note 4)	430,497	362,586

Total current assets	5,563,032	6,397,665
Plant and equipment – net (Note 5)	560,190	596,685
Deposits for acquisitions of properties (Note 6)	2,330,821	1,480,036
Goodwill	187,203	183,029

Total assets	$8,641,246	$8,657,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank loan (Note 7)	$280,501	$276,084
Promissory notes payable (Note 8)	1,123,579	1,000,000
Accounts payable	2,649	193,762
Venture deposits (Note 9)	994,809	972,633
Amount due to director (Note 10)	165,599	59,167
Other payables and accrued expenses (Note 11)	367,827	1,620,980
Other tax payable (Note 12)	28,684	114,747
Income tax payable	59,765	56,575

Total current liabilities	3,023,413	4,293,948

Commitments and contingencies (Note 13)	—	—
Long-term bank loan (Note 7)	1,033,390	1,203,952
Minority interest	114,006	3,948
Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 21,636,614 shares issued and outstanding	216,366	216,366
Additional paid-in capital	2,233,844	2,233,844
Statutory reserve (Note 14)	175,004	175,004
Retained earnings	1,728,795	530,353
Translation reserve	116,428	—

Total shareholders’ equity	4,470,437	3,155,567

Total liabilities and shareholders’ equity	$8,641,246	$8,657,415

See accompanying notes to unaudited consolidated condensed financial statements.

Sunrise Real Estate Development Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Unaudited)
Net revenue	$1,978,409	$3,265,135	$6,206,707	$6,104,804
Cost of revenue	(703,717)	(924,554)	(1,850,985)	(2,319,358)

Gross profit	1,274,692	2,340,581	4,355,722	3,785,446
Operating expenses	(327,344)	(555,924)	(989,935)	(1,083,133)
General and administrative expenses	(647,113)	(365,566)	(1,802,876)	(1,099,751)

Operating profit	300,235	1,419,091	1,562,911	1,602,562
Interest income	2,353	4,378	7,630	10,928
Other income, net	13,084	14,743	66,743	50,508
Interest expenses	(51,423)	(25,000)	(124,341)	(25,000)

Profit before income tax and minority interest	264,249	1,413,212	1,512,943	1,638,998
Income tax	(93,580)	(272,571)	(256,869)	(329,756)

Profit before minority interest	170,669	1,140,641	1,256,074	1,309,242
Minority interest	(33,108)	4,546	(57,632)	12,083

Net profit	$137,561	$1,145,187	$1,198,442	$1,321,325

Earnings per share – basic and diluted	$0.01	$0.08	$0.06	$0.09

Weighted average common shares outstanding– basic and diluted	21,636,614	15,000,000	21,636,614	15,000,000

See accompanying notes to unaudited consolidated condensed financial statements.

Sunrise Real Estate Development Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

 (Expressed in US Dollars)

	Nine Months Ended September 30,

	2005	2004

	(Unaudited)
Cash flows from operating activities
Net income	$1,198,442	$1,321,325
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation of plant and equipment	98,559	12,108
Loss on disposal of plant and equipment	12,243
Minority interest	57,632	(12,083)
Change in:
Accounts receivable	821,765	(1,437,518)
Promissory deposits	126,865	(2,748,712)
Other receivables and deposits	(37,617)	(624,431)
Accounts payable	(191,172)	(48,610)
Other payables and accrued expenses	(1,274,960)	239,632
Other tax payable	(86,702)	72,213
Income tax payable	1,858	167,856

Net cash provided by/(used in) operating activities	726,913	(3,058,220)

Cash flows from investing activities
Acquisition of plant and equipment	(65,775)	(298,998)
Proceeds from disposal of plant and equipment	4,777	—
Increase in deposits for acquisition of properties	(798,826)	—
Proceeds from disposal of equity interest in subsidiary	39,714	—

Net cash used in investing activities	(820,110)	(298,998)

Cash flows from financing activities
Bank loan repayment	(195,434)	—
Capital contribution from minority interest	12,082	12,082
Proceeds from promissory note	120,824	1,000,000
Recapitalization of LRY	—	2,000,000
Dividends paid	—	(543,708)
Advances from/(repayments to) director	106,432	(119,491)
Proceeds from venture deposits	—	857,840

Net cash provided by financing activities	43,904	3,206,723

Effect of exchange rate changes on cash and cash equivalents	1,521	—

Net decrease in cash and cash equivalents	(47,772)	(150,495)
Cash and cash equivalents at beginning of period	969,913	1,279,759

Cash and cash equivalents at end of period	$922,141	$1,129,264

Supplemental disclosure of cash flow Information
Cash paid during the period:
Income tax paid	253,679	161,899
Interest paid	117,362	—

See accompanying notes to unaudited consolidated condensed financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder.  Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company.  SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung.  On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE.  On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC.  SHXJY holds 90% of equity interest in SZXJY.  On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability.  On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE.  Following the disposal and the transfer, CY-SRRE effectively holds 80% equity interest in SZXJY.

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

On August 31, 2004, Sunrise Real Estate Development Group, Inc. (“SRRE”), CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e., Ace Develop, entered into an exchange agreement under which SRRE issued 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE.  The transaction was closed on October 5, 2004.  Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

On August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e., Ace Develop, Planet Tech and Systems Tech, entered into an exchange agreement under which SRRE issued 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY.  The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop.  Regarding the 10,000,000 shares of common stock of SRRE issued in this transaction, 8,500,000 shares were issued to Ace Develop, 750,000 shares were issued to Planet Tech and 750,000 shares were issued to Systems Tech.

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity.  Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the acquisition has been accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE.  However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.  The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial data as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Amounts at December 31, 2004 have been derived from the audited consolidated financial statements for the year then ended.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the year ended December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004, results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004, have been made.  The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

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

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is United States Dollars (“US$”) and the financial records are maintained and the financial statements prepared in US$. The functional currency of SHXJY, SZXJY, BJXJY, SHSY and SZGFH is Renminbi (“RMB”) and the financial records are maintained and the financial statements prepared in RMB.

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with SFAS 52.   Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency.  When translating functional currency financial statements into US$, year-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations.  Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

Exchange rate between US$ and RMB had a little fluctuation during the periods presented.  The rates ruling as of September 30, 2005 and December 31, 2004 are US$1: RMB8.09 and US$1: RMB8.28, respectively.

Plant, Equipment and Depreciation

Plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated Useful Life (in years)

Furniture and fixtures	5-10
Computer and office equipment	5
Motor vehicles	5

Maintenance, repairs and minor renewals are charged directly to the statement of operations as incurred.  Additions and improvements are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts and any resulting gain or loss is included in the statement of operations.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Net Earnings per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share.”  Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net earnings per share gives effect to common stock equivalents, however, potential common stock in the diluted EPS computation are excluded in net loss periods, as their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance includes a promissory deposit of $2,471,577 related to a property underwriting agreement (the “Property Underwriting Agreement”) entered into by the Company with a property developer in Suzhou, the PRC.  According to the Property Underwriting Agreement and certain supplementary agreements, the Company acts as its sole distribution agent for a commercial building under development in Suzhou (the “Suzhou Property Underwriting Project”), and has placed the foregoing promissory deposit with the property developer until an agreed sales target of $50.24 million being achieved on or before  November 25, 2005.  As of November 4, 2005, the Company has sold a total of 179 units in the building with a total sales price of $39.39 million, which represents 78% of the agreed sales target.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	September 30, 2005	December 31, 2004

	(Unaudited)
Other receivables	$153,703	$100,266
Trade deposits	173,319	190,933
Advances to staff	46,471	21,699
Rental deposits	57,004	49,688

	$430,497	$362,586

NOTE 5- PLANT AND EQUIPMENT, NET

	September 30, 2005	December 31, 2004

	(Unaudited)
Furniture and fixtures	$60,415	$50,924
Computer and office equipment	176,813	143,683
Motor vehicles	531,236	519,645

	768,464	714,252
Less: Accumulated depreciation	(208,274)	(117,567)

	$560,190	$596,685

NOTE 6 – DEPOSITS FOR ACQUISITIONS OF PROPERTIES

On November 18, 2004, the Company entered into sales and purchase agreements to acquire two floors of the Suzhou Property Underwriting Project mentioned in Note 3 above at a total consideration of $3.03 million for long-term retention. As of September 30, 2005, deposits amounting to $2.33 million have been paid to the property developer.  The remaining balance of the retention deposit of $0.7 million will be payable in November 2005.  In accordance with the sales and purchase agreements, the properties under development will be completed on or before March 31, 2006.

NOTE 7 - BANK LOAN

The bank loan is a 5-year loan that bears interest at a rate of 0.4875% per month; the maturity date of the loan is December 13, 2009.  The bank loan is guaranteed by the developer as mentioned in Note 3 above and will be secured by the properties as mentioned in Note 6 above once the title of the properties is transferred to the Company.

NOTE 8 –PROMISSORY NOTES PAYABLE

The balance includes two promissory notes of $1,000,000 and $123,579, respectively. The promissory note of $1,000,000 is unsecured, bears interest at a rate of 5% per annum and will be repayable on December 31, 2005. The promissory note of $123,579 is unsecured, bears interest at a rate of 10% per annum and its terms of repayment are not specifically defined.

NOTE 9 – VENTURE DEPOSITS

The Company has entered into agreements with two investors, one an independent third party, the other an ex-director of the Company, Chang Shu-Ching.  The purpose of such agreements is to jointly carry out the Suzhou Property Underwriting Project mentioned in Note 3 above. According to these agreements, the Company, Chang Shu-Ching and the independent third party investor are entitled to share 65%, 10% and 25% of the net results of the Suzhou Property Underwriting Project, respectively. Venture deposits have been received from the investors and will not be repayable until the completion of the Suzhou Property Underwriting Project, which is presently anticipated to be in March 2006.

NOTE 10 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.  A related party may also be any party the entity deals with that can exercise that control.

Amount due to director

Prior to April 25, 2005, the amount due to one of our directors was interest-free.  Thereafter, the amount due to director has borne interest at a rate of 0.8% per month.  As of September 30, 2005, the balance includes principal of $159,026 and accrued interest of $6,573 thereon.  The principal is unsecured, bears interest at a rate of 0.8% per month and will be payable before April 25, 2006.

NOTE 11 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2005	December 31, 2004

	(Unaudited)
Accrued staff commission & bonus	$246,931	$1,167,283
Other payables	120,896	261,418
Accrued commission	—	192,279

	$367,827	$1,620,980

NOTE 12 – OTHER TAX PAYABLE

Other tax payable represents business tax which is charged at a rate of 5% on the revenue from services.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitment

During the nine months ended September 30, 2005 and 2004, the Company incurred lease expenses amounting to $249,942 and $198,847, respectively. As of September 30, 2005, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30, 2005	December 31, 2004

	(Unaudited)
Within one year	$162,133	$230,703
Two to five years	—	55,572

Operating lease commitment	$162,133	$286,275

Property Underwriting Commitment

As of September 30, 2005, the Company had commitment under the Property Underwriting Agreement mentioned in Note 3 above as follows:

	September 30, 2005	December 31, 2004

	(Unaudited)
Property underwriting commitment	$15,534,743	$47,457,254

The management of the Company believes that all the properties will be sold within the underwriting period.

Capital Commitments

As of September 30, 2005, the Company had capital commitments for the acquisition of properties mentioned in Note 6 above as follows:

	September 30, 2005	December 31, 2004

	(Unaudited)
Commitments for the acquisition of properties	$696,742	$1,480,036

NOTE 14 – STATUTORY RESERVE

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

NOTE 15 – CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2005 and 2004, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as at September 30,

	2005	2004	2005	2004	2005	2004

Customer A	13%	*	32%	*	65%	*
Customer B	*	33%	*	18%	*	44%
Customer C	12%	*	12%	*	17%	*
Customer D	24%	*	15%	*	*	*
Customer E	11%	11%	11%	11%	*	*
Customer F	*	21%	*	14%	*	17%

*	less than 10%

NOTE 16 – GUARANTEES

In order to distribute all the properties of the Suzhou Property Underwriting Project mentioned in Note 3 above, during the period, the Company entered into property leasing agreements with certain buyers of the properties to guarantee their investment returns at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The guarantee period will be started 45 days after the titles of the relevant properties are passed to the buyers.  As of September 30, 2005, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

NOTE 17 – PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro-forma basis as if the acquisition of BJXJY had occurred at the beginning of the period shown.

Nine Months Ended September 30, 2004

(Unaudited)
Net sales	$6,104,804

Net profit	$1,204,130

Profit per share – basis and diluted	$0.08

The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of the future operating results.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

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

In October 2004, the former shareholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) (“CY-SRRE”) and LIN RAY YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in a merger, and the transaction was treated as a reverse acquisition, with CY-SRRE and LRY treated as the acquirer for accounting purposes. Accordingly, the pre-merger financial statements of CY-SRRE and LRY are our historical financial statements. Before the completion of the merger, SRRE had no continuing operations and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity.  Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes.  Accordingly, the acquisition has been accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE.  However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.  The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries.  All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

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

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model whereby our commission was not calculated as a percentage of the selling price anymore; instead, under this model our commission revenue is equivalent to the price difference between the final selling price and underwriting price (the “Underwriting Model”). In this Underwriting Model, we negotiate with the developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold units from developers at the underwriting price and hold them in our inventory or as an investment. As per the terms of the underwriting agreement, there are 2 expiry periods: the first is in the middle of 2005 whereby we have committed to sell 60% of the contracted value and which has been achieved; the second is on November 25, 2005, whereby we have committed to sell the remaining 40% of the contracted value. As of November 4, 2005, we have sold 78% of the contracted value, and the management of the Company believes that the rest of the contracted value will be sold on or before November 25, 2005.

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

Goodwill

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the Company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of the Company. The fair value of the Company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for the Company.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and nine months ended September 30, 2005, with comparisons to the historical three and nine months ended September 30, 2004.

1.     Revenue

The following table shows the net revenue breakdown by business line:

	Three Months Ended Sep 30,					Nine Months Ended Sep 30,

	2005	% to total	2004	% to total	% change	2005	% to total	2004	% to total	% change

Agency sales	1,713,609	87	3,265,135	100	(48)	4,196,603	68	6,104,804	100	(31)
Underwriting sales	264,800	13	—	—	n/a	2,010,104	32	—	—	n/a

Net revenue	1,978,409	100	3,265,135	100	(39)	6,206,707	100	6,104,804	100	2

The net revenue of the Third Quarter, 2005 was $1,978,409, which decreased 39% from $3,265,135 of the Third Quarter, 2004. Total net revenue of the first three quarters of 2005 was $6,206,707, which increased 2% from $6,104,804 of the first three quarters of 2004. Agency sales represented 87% of net revenues in the Third Quarter, 2005 and 68% in the first three quarters. Underwriting sales represented 13% of net revenue in the Third Quarter, 2005 and 32% in the first three quarters of 2005. All revenue in the first three quarters, 2004 were from agency sales.  We expect that total net revenue in 2005 will be higher than 2004.

a)     Agency sales

Our net revenue, after sales tax, are mainly agency commission fees derived from SHXJY. The primary reason for the decrease in commission income from agency business is that two agency projects were successfully launched and completed in the Third Quarter, 2004 and generated significant net revenue of $1,765,955, while for the Third Quarter 2005, several projects are in the start-up stages and have not yet contributed any commission revenue in the Third Quarter of 2005.  We estimate that the agency sales revenue on the real estate projects will continue to be achieved in the Fourth Quarter of 2005.

b)     Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building.  We started selling units in the building in December 2004. As of October 8, 2005, we have sold a total of 169 units with a total sales price of $37.33 million. As of November 4, 2005, we have sold a total of 179 units with a total sales price of $39.39 million.  The net revenue from underwriting sales decreased when compared with prior quarters of 2005.  During the Third Quarter of 2005, the property developer did not receive the predetermined level of deposits from the buyers and the relevant underwriting sales revenue was not confirmed.  As a result, the Company is not ready to recognize the corresponding sales revenue.  However, as the completion of the project is approaching, the property developer will gradually receive all the sales proceeds from the buyers, which is the time when the Company can recognize the underwriting sales revenue.

The management is confident that the underwriting sales will be improved in the next two quarters.  Property underwriting sales is comparatively a higher risk business model compared to our pure commission based agency business.  Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In the Underwriting Model, we negotiate with developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain a period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as an investment.

2.     Cost of Revenue

Cost of revenue in the Third Quarter, 2005 was $703,717, decreased 24% from $924,554 in the Third Quarter, 2004. Total cost of revenue in the first three quarters of 2005 was $1,850,985, decreased 20% from $2,319,358 in the first three quarters of 2004. The primary difference was due to the booking of advertising expenses as incurred. The advertising costs incurred in the first three quarters of 2005 and 2004 are $362,284 and $754,343 respectively.

For most of the projects handled by the Company, advertising costs are borne by corresponding property developers. For some of the projects, we committed to bear all advertising costs on our own in exchange for a higher agency commission rate.  All advertising costs incurred in the promotion of the Company’s property projects are expensed as incurred.  We plan to spend more on advertisement in the Fourth Quarter of 2005 to support the agency and underwriting sales activity. Due to the cyclical nature of our business, we have no guarantee that the advertising costs can be matched to the related revenue.  Advertising costs are usually incurred according to the timeline specified in project budgeting. It is budgeted according to a percentage of our expected sales amount. Due to the nature of property marketing and its sales cycle, advertising costs are usually incurred two to three months prior to the formal sales launch activities. In some cases, advertising costs and activities may take place before period-end, while sales launch activities take place after period-end. As advertising costs are expensed as incurred, there is a possibility that advertising costs incurred in the current period are not exactly matching with the related revenue earned.

3.     Operating Expenses

Operating expenses in the first three quarters of 2005 were $989,935, decreased 9% from $1,083,133 in the first three quarters of 2004. Operating expenses in the Third Quarter, 2005 were $327,344, decreased 41% from $555,924 in the Third Quarter, 2004. The primary reason is that some of the operating expenses, e.g., traveling expenses and allowances, were incurred in proportion to net revenue. Accordingly, net revenue in the Third Quarter, 2005 decreased 39% when compared with that in the Third Quarter, 2004, thereby causing a related decrease in operating expenses.

4.     General and Administrative Expenses

The general and administrative expenses in the first three quarters of 2005 was $1,802,876, increased 64% from $1,099,751 in the first three quarters of 2004. The general and administrative expenses in the Third Quarter, 2005 were $647,113, increased 77% from $365,566 in the Third Quarter, 2004. The increase in general and administrative expenses for the first three quarters of 2005 when compared with the corresponding quarters of 2004 was mainly due to:

i.

The increase in professional fees for the maintenance of the Company’s listing status, e.g., audit, legal and other professional fees.  The professional fees for the first three quarters of 2005 were $107,942. No such expenses were incurred in the corresponding quarters of 2004.

ii.	The increase in overhead expenses of SRRE, e.g., salary, rental and office expenses. The overhead expenses of SRRE were $353,576. No such expenses were incurred in the corresponding quarters of 2004.

iii.	Following the establishment of SZXJY on June 25, 2004, general and administrative expenses increased in the first three quarters of 2005 when compared with the corresponding quarters of 2004.

5.     Interest Expenses

The interest expenses in the first three quarters of 2005 were $124,341, increased 397% from $25,000 in the first three quarters of 2004. The interest expenses in the Third Quarter, 2005 were $51,423, increased 106% from $25,000 in the Third Quarter, 2004. The interest expenses were mainly incurred for the bank loan and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loan.

Our accounts receivable balance at September 30, 2005 was $1,491,659.

We ended the period with a cash position of $922,141. We had positive operating cash flow of $726,913. This is primarily attributable to the decrease in accounts receivables.

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

ITEM 3.     CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at September 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

3.1(a)

Amendments to the Articles of Incorporation incorporated by reference to Exhibits 3.1(a) and 3.1(b) to Form-10-KSB for the fiscal year ended December 31, 2003 filed with the Commission on April 14, 2004.

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

SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.

Date: November 14, 2005	By:	/s/ Lin, Chi-Jung

Lin, Chi-Jung, Chief Executive Officer

Date: November 14, 2005	By:	/s/ Art Honanyan

Art Honanyan, Chief Financial Officer