Form 10KSB
period 2005-12-31
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2006-03-31
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32585

SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
(Name of Small Business Issuer in its Charter)

Texas	6351	75-2713701

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Suite 701, No. 333, Zhaojiabang Road Shanghai, PRC 200032
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: + 86-21-6422-0505

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2005 were US$10,880,468.

As of March 15, 2006 the aggregate market value of the Common Stock held by non-affiliates, 13,206,614shares of Common Stock, was $21,460,748 based on an average of the bid and ask prices of $1.625 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of March15, 2006 was 22,996,614 shares.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.

FORM 10-KSB
TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Corporate History

Sunrise Real Estate Development Group, Inc. (“SRRE”) was incorporated in the State of Texas on October 10, 1996, under the name of Parallax Entertainment, Inc (“Parallax”). On October 28, 2003, Olympus Investment Corporation, a Brunei corporation, based in Taipei, Taiwan, purchased all of the 78,400 shares of common stock owned by Yarek Bartosz, and then became the majority, 51% shareholder of SRRE.

Effective December 12, 2003, the name of SRRE, Parallax Entertainment, Inc., was changed to Sunrise Real Estate Development Group, Inc. Also effective in December, 2003, the outstanding shares of common stock, 153,262 shares, underwent a reverse split of one for five, resulting in 30,614 shares being issued and outstanding, post reverse split. Thereafter, on December 27, 2003, SRRE sold in a private placement to non-US persons 6,600,000 shares of common stock for $0.025 per share, for an aggregate amount of $165,000. SRRE relied on the Regulation S exemption from the registration requirements of the Securities Act of 1933 in connection with this private placement.

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001, as a limited liability company.  SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung.  On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC. SHXJY holds 90% of equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003, with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE.  Following the disposal and the transfer, CY-SRRE effectively holds 80% equity interest in SZXJY.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company.  LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”).  On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, namely, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) in the PRC. LRY holds 80% of the equity interest in SZGFH.

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

General Business Description

SRRE was incorporated on October 10, 1996 as a Texas corporation and was formerly known as Parallax Entertainment, Inc. SRRE has gone through a series of transitions leading to the completion of a reverse merger on October 5, 2004. Prior to the closing of the exchange agreements described in “Corporate History” above, SRRE was an inactive “shell” company. Following the closing, SRRE, through its two wholly owned subsidiaries, CY-SRRE and LRY, has engaged in the real estate brokerage services, property underwriting sales, real estate marketing services, property leasing services, and property management services in the PRC.

SRRE’s subsidiaries, SHXJY, SZXJY, BJXJY, SHSY, and SZGFH, commenced operations in November 2001, June 2004, January 2004, February 2004 and January 2005, respectively. Each of SHXJY, SZXJY, BJXJY, SHSY, and SZGFH has been granted a twenty year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

The Company recognizes that in order to differentiate itself from the market, there is a need to avoid direct competition with the rest of the large-scale property developers who have abundant funds to acquire land. We aim at crafting a niche position as the marketing alliance of other developers.

Company Chart

SRRE operates through a tier of wholly owned subsidiaries of Sunrise Real Estate Development Group, Inc., a Cayman Islands corporation (“CY-SRRE”) and LIN RAY YANG Enterprise, Ltd., a British Virgin Islands company (“LRY”). Neither CY-SRRE nor LRY have operations but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through subsidiaries, SHSY which is wholly owned by LRY, and SZGFH, which is a joint investment between LRY and its partnering developer, SIP Hi-Dragon Real Estate Development Co., Ltd. (“SIP”). SHXJY is a property agency business earning commission revenue from marketing and sales service to developers. SHSY is a property investment company, through this subsidiary we ventured into a higher risk business model whereby our commission is equivalent to the price difference between the final selling price and underwriting price (the “Underwriting Model”). The major business of SZGFH is to render property rental service, buildings management and maintenance service for office buildings and service apartments. Our corporate organizational chart is as follows:

Figure 1: Company Organization Chart

Celebrity-turned-entrepreneur, Lin Chi Jung, and the founder of Taiwan’s top property sales agency, Lin Chao Chin, established SHXJY at the end of 2001 in Shanghai jointly. SHXJY combined professional strengths from Taiwan and Mainland China to venture into Mainland China’s property marketing and sales brokerage sector.

As of December 31, 2005, SHXJY and its subsidiaries have approximately fifty sales teams operating in the PRC. Along with the expansion of our business, SHXJY established two branches, NanChang branch and YangZhou branch; and two subsidiaries as SZXJY and BJXJY. In future years, we plan to establish additional subsidiaries and branches as our business develops. Each agency sales company is comprised of three major divisions: research and development, planning, and sales divisions. Our agency sales business has a total work force of 331 personnel, including 18 Taiwanese expatriates. SHXJY is one of the largest foreign-based brokerage agencies in Shanghai.

SHSY was established in February 2004 as a property development advisory company with the goal of becoming established in the land development business in Mainland China. SHSY identifies, evaluates and negotiates development projects. SHSY is comprised of professional project planning, property investment evaluation and project marketing teams.

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Under this underwriting model, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with the developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold units from developers at the underwriting price and hold them in our inventory or as an investment. On November 25, 2005, we have achieved our sales target, and because the building will not be completed until the end of April 2006, the period was extended to the end of April 2006 to sell out the remaining properties.

SZGFH was established on January 10, 2005 as a property management company. Eighty percent of registered capital of SZGFH was invested by LRY, and SIP owns the remaining 20% of SZGFH. To promote our underwriting sales, we has achieved a number of lease and service contracts from the existing unit owners of Sovereign Building. We are expecting that the rental revenue from this subsidiary will help our group to have a more diversified revenue base. Our historical revenue stream has mainly been in the form of commission-based revenue, which sometimes may expose us to developer-related risks, such as fluctuation in property price, cyclical collection flow and project management issues. The durable and accumulative rental revenue will provide us a cushion against the cyclical nature of the real estate industry.

With a relatively short history and smaller capital base, we recognize that in order to differentiate ourselves from the market, there is a need to avoid direct competition with large-scale property developers who have abundant funds to acquire land. We aim at utilizing our professional experience to carve a niche and position the Company as the marketing alliance of other developers. This strategic plan is designed to expand our activities beyond our existing revenue base, enabling us to assume higher investment risk and allow flexibility in collaborating with partnering developers. The plan is aimed at improving our capital structure, diversifying our revenue base, creating higher values and equity returns.

In the past 4 years, we have created a reputation as a leading sales and marketing agency for new projects. With our accumulated expertise and experience, we will slowly take a more aggressive role by participating in property investments. We will select the property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services.

Business Activities

Since 2002, our main operating subsidiary has engaged in sales and marketing agency work for newly built property units.  We have developed a good network of landowners and earned the trust of developers, allowing us to explore opportunities in property investment.

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

While we have an excellent track record as a leading sales and marketing agency for new developments, we are also becoming a small equity participant in property development projects.

Commission Based Services

Commission based services refer to marketing and sales agency services to perform the following services:

a. Integrated Marketing Planning
b. Advertising Planning & Execution
c. Sales Planning and Execution

In this type of business, we sign a marketing and sales agency agreement with property developers to undertake the marketing and sales activities of a named project. The scope of service varies according to clients’ needs; it could be a full package of all the above services (a, b and c), a combination of any two of the above services or a single service.

A major part of our existing revenue comes from commission based services. We secure those projects via bidding or direct appointment. Through our relationships with existing clients and our sales selling results, we have secured a number of cases from prior clients on subsequent phases of the projects.

Normally, before we are retained by a developer, we will evaluate and determine the Average Sales Value of a project. This value will be proposed to the developer, and the parties will determine and agree on an Average Sales Value as the basis of our agency agreement. The actual sales price of the project is generally priced higher than the Average Sales Value depending on market conditions. On average, we are able to sell the property at a small premium over Average Sales Value.

Our normal commission structure is a combination of:
a) Base Commission of 1.0% - 1.5% based on the Average sales value.
b) Surplus Commission of 10% - 30% based on the difference between Average Sales Value and actual sales price.

Our wholly owned subsidiary, SHXJY, engages in this sales and marketing phase of our business.

Underwriting sales business

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model (the “Underwriting Model”) whereby our commission was not calculated as a percentage of the selling price; instead, our commission revenue is equal to the price difference between the final selling price and underwriting price. Under this Underwriting Model, we negotiate with the developer for an underwriting price that is as low as possible with the guarantee that all unsold units will be sold by a specific date.  In return, we have the flexibility to establish the final sales price, and we earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that, if there are any unsold units on the expiry date, we may have to absorb the unsold units from developers at the underwriting price. We would hold these units in our inventory or as investments.

Property Investment

In the PRC, all land titles are owned by the government, and private companies are granted the Land Use Rights Certificate (“LURC”) for a period not exceeding 70 years, depending on the purpose of the development. For example, residential property has a land use right of 70 years, commercial and entertainment land has land use right of 50 years.

During tenure of a land use right, the assignee may claim the piece of land as its property asset, whereby this property is transferable and may be used for various commercial purposes, i.e., sales and purchase, rent and lease, subject to mortgage and guarantee, provided that the principal owner of the rights would have to pay government usage fees. The PRC’s regulation framework also requires that a property development company possess Land Use Right Certificates before registering itself as a Property Development Company. The Company has not acquired any Land Use Rights; therefore, it is not registered as a Property Development Company.

With our accumulated expertise and experience, we will slowly take a more aggressive role by participating in property development. We plan to select property developers with outstanding qualifications as our strategic partners, and to continue to build strength in design, planning, positioning and marketing services. Further, we plan to become a small equity participant in property development projects.

Mainland China’s Property Sector

The industry’s macro environment is slowly opening up, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2001 through 2005

GDP GROWTH

2001	8.30%
2002	9.10%
2003	10.00%
2004	10.10%
2005	9.90%

Government regulation

The Law on the Protection Investments from Taiwan Compatriots ensures that the PRC Government shall under no circumstances interfere in the economic cooperation between the Mainland China and Taiwan because of political differences. Under this law, the PRC Government may not discriminate and must protect the legal rights of Taiwan compatriots’ investments in Mainland China. This policy allows Taiwan businesses to safely operate in Mainland China without government discrimination.

On August 31, 2003, the State Council of the PRC issued Guo Fa (2003) No.18, State Council’s notice regarding the accelerating real estate market in the direction of continuous and healthy development. There is no doubt that this policy will become an important contribution to the PRC’s economic development. It explicitly provides for assistance to middle/low income households by means of subsidies, clearly defining the regulations to control land pricing so as to enable the majority of households to pay housing prices and fulfill Chinese citizens’ dreams of buying ordinary housing.  This policy will have a positive influence on the overall economic growth of the country.

While the No.18 Policy conforms to the public opinion to satisfy market supply and demand, it also provides that strong support will be provided to qualified real estate development companies. The construction cost for economical and suitable housing will also be reduced through measures such as land transfers, reducing or waiving administrative and institutional charges, as well as tax revenue preferential policies, etc.  Enterprises will operate in a fair competition environment, thus eliminating under-the-table transactions that occurred in the past.

The items that benefit real estate developers under No.18 Policy are the following:
-	Increase the supply of middle and low income housing.
-	Control construction of upscale commodity apartments.
-	Stimulate the secondary housing market.
-	Increase the collection of housing accumulation funds, and exert more efforts in granting loans.
-	Strengthen the supervision and management of mortgages, and provide more credit support to qualifying real estate development projects.

In March and May, 2005, the State Council of the PRC issued two proposals for stabilizing the housing prices. The purpose of these proposals was to stabilize housing prices, to adjust and improve the structure of the real estate market, to adjust supply and demand in the market, to decrease financing risk, and to enhance the supervision of the real estate market.

These proposals will promote the development of China’s real estate market and help improve the national economy. We believe that we will benefit from these proposals.

Environmental matters

None

Employees

As of December 31, 2005, we had the following number of employees:

Department	Employees

Administration Dept.	1
Accounting Dept.	3
Investor Relation Dept.	4

SHXJY
Administration Dept.	19
Accounting Dept.	5
R&D Dept.	7
Advertising & Communication Planning Dept.	9
Marketing Dept.	47

SHSY
Administration Dept.	11
Accounting Dept.	2
Marketing Dept.	1

SZGFH
Administration Dept.	4
Accounting Dept.	1

Suzhou Subsidiary of SHXJY
Administration Dept.	9
Accounting Dept.	3
R&D Dept.	11
Advertising & Communication Planning Dept.	5
Marketing Dept.	115

Beijing Subsidiary of SHXJY
Administration Dept.	2
Accounting Dept.	1
Marketing Dept.	3

Nanchang Branch of SHXJY
Administration Dept.	8
Accounting Dept.	2
R&D Dept.	2
Advertising & Communication Planning Dept.	2
Marketing Dept.	44

Yangzhou Branch of SHXJY
Administration Dept.	2
Accounting Dept.	2
Marketing Dept.	36

Total	361

ITEM 2.	DESCRIPTION OF PROPERTY

We currently rent our facilities at 7/F, No.333, Zhaojiabang Road, Shanghai, the PRC. In addition, we have regional field support offices in various cities in Mainland China, namely Suzhou, Beijing, Nachang and Yangzhou. We lease the facilities that house our regional field support offices.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over the Counter Bulletin Board system under the symbol “SRRE.” The following table sets forth the high and low bid quotations of our common stock reported by the OTCBB system for the periods indicated.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in USD)

	2005		2004

	High	Low	High	Low

First quarter	$5.00	$3.00	$6.30	$5.90
Second quarter	$5.00	$2.50	$10.01	$3.50
Third quarter	$4.00	$1.25	$7.50	$7.00
Fourth quarter	$1.25	$0.51	$6.00	$3.50

Source: http://yahoo.finance.com

According to the transfer agent’s records, at March15, 2006, approximately 780 holders, including beneficial holders, held our common stock. On March15, 2006, the closing price of our common stock was $1.90.

No cash dividends were declared on our common stock in 2005 and 2004. The major reason that we did not declare any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying dividends on our common shares.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Development Group, Inc. (“SRRE”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

OVERVIEW

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), and Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) are collectively referred to as “the Company” hereafter. The principal activities of the Company are real estate agency sales, real estate marketing services, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary then, SHXJY, was contracted by property developers to market and sell their newly developed property units; in return we earned a commission fee calculated as a percentage of the sales price. SHXJY has focused its sales on the whole China market, especially at the secondary city level. Currently SHXJY has established branches in NanChang and YangZhou and subsidiaries in Suzhou and Beijing. In addition, SHXJY will establish a ZhenJiang branch in early 2006 as an expansion of our agency business.  Because of our diverse market locations, our performance did not declined in 2005.  We plan to continue this stable growth trend under the current macro economic policies.  We expect our business operation in SHXJY will demonstrate a revenue growth in 2006.

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model (the “Underwriting Model”) whereby our commission was not calculated as a percentage of the sales price. Instead, our commission revenue is equal to the price difference between the final sales price and the underwriting price. In this model, we negotiate with the developer for an underwriting price that is as low as possible, with the guarantee that all units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that, if there are any unsold units on the expiry date, we may have to absorb the unsold units from developers at the underwriting price. We would hold these units in our inventory or as investments.

SHSY has entered into a Property Underwriting Agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price.  Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $50.39 million being achieved on or before November 25, 2005.  We started selling units in the building in December 2004,and as of December 31, 2005, we achieved the sales target by selling 221 units with a total sales price of $60.70 million. However, there are still unsold properties with floor area of 3,189 square meters, which represents 6.9% of total floor area underwritten, as of December 31, 2005.  The underwriting period has been extended to the end of April 2006, the estimated completion date of the building.

For the past two years, we have also made some property investments in Suzhou by acquiring several units of the aforesaid building. On November 18, 2004, SHSY entered into sales and purchase agreements to acquire two floors of the Sovereign Building Project at a total consideration of $3,036,946. On October 18, 2005, SHSY entered into sales and purchase agreements to acquire one floor and six units of the same building at a total consideration of $12,804,265. On November 29, 2005, SZXJY entered into sales and purchase agreements to acquire an additional floor of the same building at a total consideration of $1,735,497. The Company decided two floors will be held for sale, one floor will be held for our own use, and the remaining properties will be held for long-term investment purposes.  As of December 31, 2005, deposits amounting to $12,601,596 have been paid to the property developer. On January 5, 2006, an additional deposit of $1,239,618 was paid to the property developer. The remaining balance of $3,735,494 will be payable upon the completion of these properties. In accordance with the sales and purchase agreements, the properties under development will be completed on or before April 30, 2006.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB

In addition to historical information, this Form 10-KSB contains forward-looking statements. Forward-looking statements are expressions of our current beliefs and expectations, based on information currently available to us, estimates, projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.

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

There are several risks and uncertainties, including those relating to our ability to raise money and grow its business and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions. These risks and uncertainties can materially affect the results predicted. The Company’s future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside our control. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Critical accounting policies for us include impairment of goodwill, accounting for income taxes and revenue recognition.

Goodwill

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of a company. The fair value of a company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for a company.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or when we can confirm that the balance of the bank loan to the buyer has been approved.

Commission revenue from underwriting service is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer has confirmed that the predetermined level of sales proceeds have been received from buyers.

Revenue from marketing consultancy services is recognized when services are provided to clients.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2005, with comparisons to the historical year ended December 31, 2004.

Revenue

The following table shows the net revenue detail by line of business:

	Years ended December 31,

	2005	% to total	2004	% to total	% change

Agency sales	6,477,636	60	7,587,715	98	(15)
Underwriting sales	4,402,832	40	135,926	2	3,239

Net revenue	10,880,468	100	7,723,641	100	41

The net revenue of 2005 was $10,880,468, which was an increase of 41% from $7,723,641 in 2004. In 2005, agency sales represented 60% of net revenues, and underwriting sales represented 40% of net revenue. In 2004, agency sales represented 98% of net revenues and underwriting sales represented 2% of net revenue. The increase in net revenues of 2005 was mainly due to the increase in our underwriting sales revenues.

Agency sales

60% of our net revenue, after sales tax, is due to agency commission fees, most of which were from the business activities of SHXJY. The primary reason that agency commission fees decreased in 2005 was that, in the Second Quarter of 2004 in a growing real estate market, we launched an agency project of luxury villas in Shanghai.  The project was successfully closed in 2004 and generated net revenues of $2,307,489.  In 2005, on the other hand, our projects were located in several secondary cities and the macro economic policies on the real estate market had little impact on our business.  Also in 2005, several projects were in the start-up stages and did not contribute significantly to commission revenue in 2005. We estimate that the agency sales revenues from the real estate projects will rebound in 2006.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $50.39 million being achieved on or before November 25, 2005. Property underwriting sales is comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain a period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as an investment.

We started selling units in the building in December 2004. As of December 31, 2005, we achieved the sales target by selling221 units with a total sales price of $60.70 million. However, there are still unsold properties with floor area of 3,189 square meters, which represents 6.9% of total floor area underwritten, as of December 31, 2005.  The underwriting period has been extended to the end of April 2006, the estimated completion date of the building.  As of December 31, 2005, SIPh as confirmed a net revenue of $4,538,758.  As we approach the completion of the building, the property developer will gradually receive all sales proceeds from the buyers; at that time, we can recognize the total underwriting sales revenue of this project.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Years ended December 31,

	2005	% to total	2004	% to total	% change

Agency sales	2,560,266	76	3,531,527	85	(28)
Underwriting sales	800,734	24	631,235	15	27

Cost of revenue	3,361,000	100	4,162,762	100	(19)

The cost of revenue in 2005 was $3,361,000, a decrease of 19% from $4,162,762 in 2004. In 2005, agency sales represented 76% of cost of revenues and underwriting sales represented 24% of cost of revenue. In 2004, agency sales represented 85% of cost of revenue and underwriting sales represented 15% of cost of revenue.

Agency sales

The cost of revenue for agency sales in 2005 was $2,560,266, a decrease of 28% from $3,531,527 in 2004. The primary reasons for the difference are the following:

i) In the Second Quarter of 2004, we launched an agency project of luxury villas in Shanghai and we agreed to bear all advertising costs of the project, which were $1,001,364.  However, we had no project for which we had to bear advertising costs in 2005.  Therefore, a significant decrease resulted.

ii) Commission expenses decreased in 2005 due to the decrease in commission income from agency services.

For most projects that we market, advertising costs are borne by the respective property developers. For some projects, we commit to bear all advertising costs in exchange for a higher agency commission rate.  All advertising costs incurred in the promotion of our property projects are expensed in the period incurred. Due to the nature of our business, we cannot necessarily match the timing of advertising costs with related revenues. Advertising costs are usually incurred according to the timeline specified in project budgeting; they are budgeted as a percentage of our projected sales revenues. In the property marketing and sales cycle, advertising costs are usually incurred two to three months prior to formal sales launch activities. In some cases, advertising costs and activities may take place before period-end, while sales launch activities take place after period-end. As advertising costs are expensed as incurred, it is possible that advertising costs incurred in any period do not match the revenues earned in the same period.

Underwriting sales

The cost of revenue for underwriting sales in 2005 was $800,734; it increased 27% from $631,235 in 2004. We started our underwriting sales activities in December 2004 and the costs incurred in 2004 mainly comprised initial setup costs, exhibition costs and advertising costs whereas the costs incurred in 2005 mainly comprised commission expenses and advertising costs.  The direct staff costs and commission expenses took a smaller proportion to the net revenue when compared with that of agency sales.  As stated in the preceding paragraph, advertising costs were expensed as incurred and most of the promotional activities were launched in 2004.  As a result, the costs of revenue for underwriting sales merely increased 27% whereas the net revenue increased 3,108%.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,

	2005	% to total	2004	% to total	% change

Agency sales	$894,741	88	$1,036,925	99	(14)
Underwriting sales	$116,477	11	$11,649	1	900
Property management	$7,198	1	—	—	n/a

Operating expenses	$1,018,416	100	$1,048,574	100	(3)

The operating expenses for 2005 were $1,018,416; this is a 3% decrease from $1,048,574 in 2004.  Operating expenses related to agency sales and underwriting sales varied in line with agency sales and underwriting sales.

Agency sales

The operating expenses for agency sales in 2005 were $894,741; this is a decrease of 14% from $1,036,925 in 2004. Some operating expenses, e.g., travel expenses and allowances, decreased as agency sales revenues decreased 15% in 2005.

Underwriting sales

The operating expenses for underwriting sales in 2005 were $116,477; this is an increase of 900% from $11,649 in 2004. We started our underwriting sales activities in December 2004.  This significant increase in expenses is related to the increase in underwriting sales in 2005.

Property management

SZGFH is our property management subsidiary. SZGFH is still at the start-up stage, and there was a low level of daily operating expenses incurred in 2005. We expect to launch the property management business at the end of First Quarter, 2006.

General and Administrative Expenses

The general and administrative expenses in 2005 were $3,651,186, increasing 56% from $2,335,714 in 2004. The increase in general and administrative expenses was mainly due to:

i) The increase in professional fees for maintaining our listing status, e.g., audit, legal and other professional fees.  The professional fees for 2005 were $878,833, including expenses for consulting services rendered to us in 2005 by Marco Partners Limited and Mr. Chiang Hui Hsiung for a total of $693,600. No such expenses were incurred in 2004.

ii) The establishment of SZXJY and two branches of SHXJY and the acquisition of BJXJY.  The general and administration expenses for these subsidiaries and branches in 2005 and 2004 were $576,434 and $249,978, respectively.

Interest Expenses

Interest expenses in 2005 were $162,496, increasing 596% from $23,333 in 2004. The interest expenses were mainly incurred for bank loans and promissory notes payable.  The increase was due to increases in interest on bank loans for the acquisition of properties and for promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Source of Cash

In 2005, our principal sources of cash were revenues from our agency sales business and underwriting sales business. We expect these sources will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects.

Another source of cash is from bank loans in an aggregate amount of $5,131,004 obtained during the year. These bank loans include two 5-year loans that bear interest at banks’ prevailing rate, which is currently at 5.85% per annum and one 5-year loan that bears interest at a rate of 6.435% per annum. They will be maturing in December 2010. These bank loans are guaranteed by the developer as mentioned in Note 7 and will be secured by the properties as mentioned in Note 7 once the title of the properties is transferred to us.

Uses of Cash

Most of our cash resources were used to pay deposits for acquisition of properties in Suzhou.

Another major use of cash was to fund our revenue related expenses, such as salaries and commissions paid to the sales force, advertising costs, maintenance of regional offices etc.

Potential Cash Needs for 2006

The potential cash needs for 2006 will be the repayments of our bank loans, balancing payment of properties acquired and the rental guarantee payment.

We anticipate that our current available funds, cash inflows from providing property agency services and underwriting services and sales proceeds from disposal of properties acquired will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the above potential cash needs through 2006.  We also expect SZGFH can contribute cash flow to the Company as it will start its property management business in the second quarter of 2006.  However, we may need to raise additional funds in the future in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise such additional funds, we expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

RISK FACTORS

SRRE has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in this prospectus or in press releases or other public disclosures. Investors should be aware of the existence of these factors.

RISKS RELATING TO THE GROUP

SRRE is a holding company and depends on its subsidiaries’ cash flows to meet its obligations.

SRRE is a holding company, and it conducts all of its operations through its subsidiaries. As a result, its ability to meet any obligations depends upon its subsidiaries’ cash flows and payment of funds as dividends, loans, advances or other payments. In addition, the payment of dividends or the making of loans, advances or other payments to SRRE may be subject to regulatory or contractual restrictions.

Our invoicing for commissions may be delayed.

Generally, we recognize our commission revenues after the contracts signed with developers are completed and confirmations are received from the developers. However, sometimes we do not recognize income even when we have rendered our services for any of the following reasons:

a.	The developers have not received payments from potential purchasers who have promised to pay the outstanding sum by cash;
b.	The purchasers, who need to obtain mortgage financing to pay the outstanding balance due, are unable to obtain the necessary financing from their banks;
c.	Banks are sometimes unwilling to grant the necessary bridge loan to the developers in time due to the developers’ relatively low credit rating;
d.	The developers tend to be in arrears with sales commissions and, therefore, do not grant confirmation to us to be able to invoice them accordingly.

Development of new business may stretch our cash flow and strain our operation efficiency.

On January 10, 2005, we established a joint venture with SIP to invest in SZGFH. Our proportionate amount of investment in SZGFH is 80%. The business scope of the new company is to provide rental, management and maintenance services to office and multifamily residential property owners. We have little experience with some of these activities. Such expansion and the need to integrate operations arising from the expansion may place a significant strain on our managerial, operational and financial resources, and will further contribute to a needed increase in our financial needs.

Risks associated with a Guaranteed Rental Return Promotion.

In order to sell out the underwritten property of the Sovereign Building Project as scheduled, we launched a promotional package at the end of 2004. This promotional package allows property buyers and investors to enjoy a 5 or 8 year guaranteed rental return at 8.5% or 8.8% of the property purchase costs per annum for a leasing period of 5 or 8 years, respectively. The return is guaranteed by SZGFH, whereby SZGFH’s principal activities are of real estate leasing and property management services. However, we may not successfully sublease the targeted properties at prices higher than what we committed as per the promotional package. Our failure to do so could adversely affect our financial condition.

Our acquisition of new property may involve risks.

On November 18, 2004, SHSY entered into sales and purchase agreements to acquire two floors of the Suzhou Property Underwriting Project at a total consideration of $3,036,946. On October 18, 2005, SHSY entered into sales and purchase agreements to acquire one floor and six units of the same building at a total consideration of $12,804,265. On November 29, 2005, SZXJY entered into sales and purchase agreements to acquire an additional floor of the same building at a total consideration of $1,735,497. The Company decided two floors will be held for sale, one floor will be held for own use and the remaining properties will be held for long-term investment purpose.  As of January 5, 2006, deposits amounting to $13,841,214 have been paid to the property developer. The remaining balance of $3,735,494 will be payable upon the completion of these properties. In accordance with the sales and purchase agreements, the properties under development will be completed on or before April 30, 2006. These acquisitions involve several risks including, but not limited to, the following:

a.	The acquired property may not perform as well as we expected or ever become profitable.
b.	Improvements to the properties may ultimately cost significantly more than we had estimated.
c.	If we are unable to generate sufficient cash flow from operations, we may not be able to pay timely the remaining balance of these properties.

Additional acquisitions might harm our business.

As part of our business strategy, we may seek to acquire or invest in additional businesses, products, services or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Furthermore, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. If we complete acquisitions through exchange of our securities, our shareholders could suffer significant dilution. In addition, we cannot assure that any particular acquisition, even if successfully completed, will ultimately benefit our business.

Our real estate investments are subject to numerous risks.

We are subject to risks that generally relate to investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on our results of operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate sufficient revenue to meet operating expenses, including debt servicing and capital expenditures, our income will be reduced.

Competition, economic conditions and similar factors affecting us, and the real estate industry in general, could affect our performance.

Our properties and business are subject to all operating risks common to the real estate industry. These risks include:

a.	Adverse effects of general and local economic conditions;
b.	Increases in operating costs attributable to inflation and other factors; and
c.	Overbuilding in certain property sectors.

These factors could adversely affect our revenues, profitability and results of operations.

We operate in a highly competitive environment.

Our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than we can to developing and expanding our services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors, by offering new or improved services or by increasing their efforts to gain and retain market share through competitive pricing. As the market for our services matures, price competition and penetration into the market with intensify. Such competition may adversely affect our gross profits, margins and results of operations. There can be no assurance that we will be able to continue to compete successfully with existing or new competitors.

We may be unable to effectively manage our growth.

We will need to manage our growth effectively, which may entail devising and effectively implementing business and integration plans, training and managing our growing workforce, managing our costs, and implementing adequate control and reporting systems in a timely manner. We may not be able to successfully manage our growth or to integrate and assimilate any acquired business operations. Our failure to do so could affect our success in executing our business plan and adversely affect our revenues, profitability and results of operations.

If we fail to successfully manage our planned expansion of operations, our growth prospects will be diminished and our operating expenses could exceed budgeted amounts.

Our ability to offer our services in an evolving market requires an effective planning and management process. We have expanded our operations rapidly since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places significant demand on our managerial and operational resources and our internal training capabilities. In addition, we have hired a significant number of employees and plan to further increase our total work force. This growth will continue to substantially burden our management team. To manage growth effectively, we must:

a.	Implement and improve our operational, financial and other systems, procedures and controls on a timely basis.
b.	Expand, train and manage our workforce, particularly our sales and marketing and support organizations.

We cannot be certain that our systems, procedures and controls will be adequate to support our current or future operations or that our management will be able to handle such expansion and still achieve the execution necessary to meet our growth expectations. Failure to manage our growth effectively could diminish our growth prospects and could result in lost opportunities as well as operating expenses exceeding the amount budgeted.

We may be unable to maintain internal funds or obtain financing or renew credit facilities in the future.

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Our access to obtain debt or equity financing depends on the banks’ willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all.

We may need to raise additional capital that may not be available on terms favorable to us, if at all.

We may need to raise additional capital in the future, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. We cannot be sure that we will be able to secure the financing we will require, or that it will be available on favorable terms. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

Our operations and growth prospects may be significantly impeded if we are unable to retain our key personnel or attract additional key personnel, particularly since experienced personnel and new skilled personnel are in short supply.

Competition for key personnel is intense. As a small company, our success depends on the service of our executive officers, and other skilled managerial and technical personnel, and our ability to attract, hire, train and retain personnel. There is always the possibility that certain of our key personnel may terminate their employment with us to work for one of our competitors at any time for any reason. There can be no assurance that we will be successful in attracting and retaining key personnel. The loss of services of one or more key personnel could have a material adverse effect on us and would materially impede the operation and growth of our business.

If our partnering developers experience financial or other difficulties, our business and revenues could be adversely affected.

Currently, SHXJY is one of our major contributors in terms of both revenues and net income. As a service-based company, SHXJY greatly depends on the working relationships and agency contracts with its partnering developers. We are exposed to the risks that our partnering developers may experience financial or other difficulties, which may affect their ability or will to carry out any existing development projects or resell contracts, thus delaying or canceling the fulfillment of their agency contracts with SHXJY. Any of these factors could adversely affect our revenues, profitability and results of operations.

If we fail to establish and maintain strategic relationships, the market acceptance of our services, and our profitability, may suffer.

To offer services to a larger customer base, our direct sales force depends on strategic partnerships, marketing alliances, and partnering developers to obtain customer leads and referrals. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, we will have to devote substantially more resources to the marketing of our services. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our services successfully. In addition, our strategic partners may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire services that compete with our services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

We are subject to the risks associated with investments through joint ventures.

Three of our subsidiaries are owned by joint ventures in which we have controlling interests. We may enter into similar joint ventures in the future. Any joint venture investment involves risks such as the possibility that the joint venture partner may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our joint venture partner generally should not disrupt the operations of the joint venture, we could be forced to purchase the partner’s interest in the joint venture, or the interest could be sold to a third party. Additionally, we may enter into joint ventures in the future in which we have non-controlling interests. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations, and we may be required to fulfill those obligations.

We are subject to risks relating to acts of God, terrorist activity and war.

Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas from which we draw customers and partnering developers. Some types of losses, such as from earthquake, hurricane, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in any particular property, as well as any anticipated future revenue from such property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

We have limited business insurance coverage in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. As a result, we do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of March 15, 2006, Ace Develop directly controls 38.09% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, by virtue of their controlling ownership of share interests, will be able to exercise substantial control over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

a.	Election of directors and officers;
b.	The amount and timing of dividends and other distributions;
c.	Acquisition of or merger with another company; and
d.	Any proposed amendments to our Articles of Incorporation.

Our quarterly results depend on a small number of large contracts, so the loss of any single contract could harm those results and cause our stock price to drop.

Each quarter, we derive a significant portion of our revenues from a small number of relatively large contracts or orders. As a result, our operating results could suffer if any larger orders or contracts are delayed or canceled in any future period. We expect that we will continue to depend on a small number of large orders and/or contracts for a significant portion of our revenues.

Future sales of our common stock could adversely affect our stock price.

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could be adversely affected. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

We are listed on the OTC Bulletin Board, which can be a volatile market.

Our common stock is quoted on the OTC Bulletin Board, a NASD sponsored and operated quotation system for equity securities. It is a more limited trading market than the Nasdaq Small Cap, and timely and accurate quotations of the price of our common stock may not always be available. Investors may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

We may be subject to exchange rate fluctuations.

A majority of our revenues are received, and a majority of our operating costs are incurred, in Renminbi. Because our financial statements are presented in U.S. Dollars, any significant fluctuation in the currency exchange rates between the Renminbi and the U.S. Dollar will affect our reported results of operations. We do not currently engage in currency-hedging transactions.

Trading of our common stock is limited, which may make it difficult for investors to sell their shares at times and prices that investors feel are appropriate.

Trading of our common stock has been extremely limited. This adversely effects the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

There is a limited market for our common stock and an active trading market for our common stock may never develop.

Trading in our common stock has been limited and has been characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects.

Because it may be a “penny stock,” it will be more difficult for shareholders to sell shares of our common stock.

In addition, our common stock may be considered a “penny stock” under SEC rules because it has been trading on the OTC Bulletin Board at prices lower than $1.00. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchaser. Broker-dealers also must provide customers that hold penny stocks in their accounts with such broker-dealers a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to investors in violation of the penny stock rules, investors may be able to cancel the purchase and get the money back. The penny stock rules may make it difficult for investors to sell their shares of our stock, and because of these rules, there is less trading in penny stocks. Moreover, many brokers simply choose not to participate in penny-stock transactions. Accordingly, investors may not always be able to resell shares of our common stock publicly at times and at prices that investors feel are appropriate.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

Since the completion of the SRRE – CY-SRRE/LRY merger transactions the market price of our common stock has ranged from a high of $10.01 per share to a low of $0.51 per share in the 2004 and 2005. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

a.	Announcements of new technological innovations or new commercial services by our competitors or us;
b.	Developments concerning proprietary rights;
c.	Regulatory developments in Mainland China and foreign countries;
d.	Period-to-period fluctuations in our revenues and other results of operations;
e.	Economic or other crises and other external factors;
f.	Changes in financial estimates by securities analysts; and
g.	Sales of our common stock.

We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

In addition, the stock market in general has experienced extreme price and volume fluctuations that may have been unrelated and disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Because we have not paid and do not plan to pay dividends, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit.

We did not pay dividends on our common stock in 2005, and we do not anticipate paying any dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

We intend to retain all of our earnings for use in our business and do not anticipate paying any cash dividends in the near future.

The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, the success of our business activities, general financial condition, future prospects, general business conditions and such other factors as our Board of Directors may deem relevant.

RISKS RELATING TO THE REAL ESTATE INDUSTRY IN YANGTZE DELTA AND OTHER AREAS OF THE PRC

The real estate market in Yangtze Delta and other areas of the PRC is at an early stage of development.

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

The PRC property market, including the Yangtze Delta property market, is volatile and may experience oversupply and property price fluctuations. The central and local governments frequently adjust monetary and other economic policies to prevent and curtail the overheating of the PRC and local economies, and such economic adjustments may affect the real estate market in Yangtze Delta and other parts of China. Furthermore, the central and local governments from time to time make policy adjustments and adopt new regulatory measures in a direct effort to control the over development of the real estate market in China, including Yangtze Delta. Such policies may lead to changes in market conditions, including price instability and an imbalance of supply and demand of residential properties, which may materially adversely affect our business and financial conditions. Also, there is no assurance that there will not be over development in the property sector in Yangtze Delta and other parts of China in the future. Any future over development in the property sector in Yangtze Delta and other parts of China may result in an oversupply of properties and a fall of property prices in Yangtze Delta or any of our other markets, which could adversely affect our business and financial condition.

We face increasing competition, which may adversely affect our revenues, profitability and results of operations.

In recent years, a large number of property companies have begun undertaking property sales and investment projects in Yangtze Delta and elsewhere in the PRC. Some of these property companies may have better track records and greater financial and other resources than we do. The intensity of the competition may adversely affect our business and financial position. In addition, the real estate market in Yangtze Delta and elsewhere in the PRC is rapidly changing. If we cannot respond to the changes in the market conditions more swiftly or effectively than our competitors do, our business and financial position will be adversely affected.

If the availability or attractiveness of mortgage financing were significantly limited, many of our prospective customers would not be able to purchase the properties, thus adversely affecting our business and financial position.

Mortgages are becoming increasingly popular as a means of financing property purchases in the PRC. An increase in interest rates may significantly increase the cost of mortgage financing, thus reducing the affordability of mortgages as a source of financing for residential property purchases. The PRC government has increased the down payment requirements and imposed certain other conditions that make mortgage financing unavailable or unattractive for some potential property purchasers. There is no assurance that the down payment requirements and other conditions will not be further revised. If the availability or attractiveness of mortgage financing is further significantly limited, many of our prospective customers would not be able to purchase the properties and, as a result, our business and future prospects would be adversely affected.

Our future prospects are heavily dependent on the performance of property sectors in specific geographical areas.

The properties we resell and intend to invest in are mainly based in Yangtze Delta. Our future prospects are, therefore, heavily dependent on the continued growth of the property sector around Yangtze Delta, and our business may be affected by any adverse developments in the supply and demand or housing prices in the property sector around Yangtze Delta.

The current level of property development and investment activity in Yangtze Delta and other markets is substantial. However, there is no assurance that such property resale and investment activity in Yangtze Delta or any of our other markets will continue at this level in the future or that we will be able to benefit from the future growth of these property markets.

Our revenues and operating income could be reduced by adverse conditions specific to our property locations.

The properties we resell and intend to invest in are concentrated geographically and are located predominately in Yangtze Delta. As a result, our business and our financial operating results may be materially affected by adverse economic, weather or business conditions in this area. Adverse conditions that affect these areas such as economic recession, changes in extreme weather conditions and natural disasters, may have an adverse impact on our operations.

RISKS RELATING TO THE PEOPLES REPUBLIC OF CHINA

All of our current prospects and deals are generated in Mainland China; thus all of our revenues are derived from our operations in the PRC. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.

PRC economic, political policies and social conditions could adversely affect our business.

The economy of PRC differs from the economies of most developed countries in a number of respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources.

The PRC Government has been reforming the PRC economic system from planned economy to market oriented economy for more than 20 years, and has also begun reforming the government structure in recent years. These reforms have resulted in significant economic growth and social progress. Although we believe these reforms will have a positive effect on our overall and long-term development, we cannot predict whether any future changes in PRC’s political, economic and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, results of operations or financial condition.

Changes in foreign exchange regulations may adversely affect our ability to pay dividends and could adversely affect our results of operations and financial condition.

Substantially all of our revenues and operating expenses are denominated in Renminbi. Conversion of Renminbi is under strict government regulation in the PRC. The Renminbi is currently freely convertible under the “current account”, including trade and service related foreign exchange transactions and payment of dividends, but not under the “capital account”, which includes foreign direct investment and loans. Under the existing foreign exchange regulations in the PRC, we will be able to pay dividends in foreign currencies without prior approval from the State Administration for Foreign Exchange by complying with certain procedural requirements. However, there is no assurance that the above foreign policies regarding payment of dividends in foreign currencies will continue in the future.

Fluctuation of the Renminbi could materially affect the value of, and dividends payable on, the common stock.

The value of the Renminbi is subject to changes in the PRC Government’s policies and depends to a large extent on China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. Dollars has generally been stable, and in 2005 the official exchange rate between U.S. Dollars and Renminbi had a little fluctuation. However, we cannot give any assurance that the value of the Renminbi will continue to remain stable against the U.S. Dollar or any other foreign currency. Since our income and profit are denominated in Renminbi, any devaluation of the Renminbi would adversely affect the value of, and dividends, if any, payable on, our shares in foreign currency terms.

Our operations could be adversely affected by changes in the political and economic conditions in the PRC.  The PRC is our main market and accounted for all of our revenue in 2004 and 2005. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

Since the adoption of the “open door policy” in 1978 and the “socialist market economy” in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems.  Any changes in the political and economic policies of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may, in turn, adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, we can not assure that such a policy will continue to prevail in the future.

The PRC Legal System Embodies Uncertainties

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in Mainland China. Our PRC operating subsidiaries, SHXJY and SHSY, both wholly foreign-owned enterprises (“WFOEs”), are subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to WFOEs in particular. However, these laws, regulations and legal requirements are constantly changing, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and are held through subsidiaries incorporated under the laws of the Cayman Islands, British Virgin Islands and the PRC. Our current operations are conducted in the PRC. In addition, our directors and officers are residents of the PRC. As a result, it may be difficult for shareholders to implement service of process on these individuals. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against the Company or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in these countries against us or such persons predicated upon the securities laws of the United States or any state thereof.

ITEM 7.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
Sunrise Real Estate Development Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Development Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. The audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunrise Real Estate Development Group, Inc. as of December 31, 2005 and 2004 and the results of its consolidated operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

BDO McCabe Lo Limited

Hong Kong, March 20, 2006

Sunrise Real Estate Development Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31, 2005	December 31, 2004

ASSETS
Current assets
Cash and cash equivalents	$855,588	$969,913
Accounts receivable	1,359,246	2,280,172
Deposits for acquisition of properties (Note 7)	4,150,476	—
Promissory deposits (Note 3)	247,924	2,784,994
Amounts due from venturers (Note 4)	820,040	—
Other receivables and deposits (Note 5)	168,709	362,586

Total current assets	7,601,983	6,397,665
Plant and equipment – net (Note 6)	531,458	596,685
Deferred tax assets (Note 14)	144,333	—
Deposits for acquisitions of properties (Note 7)	7,488,899	1,480,036
Goodwill (Note 8)	187,783	183,029

Total assets	$15,954,456	$8,657,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank loans (Note 9)	$1,073,650	$276,084
Promissory notes payable (Note 10)	1,123,962	1,000,000
Accounts payable	73,522	193,762
Venture deposits	—	972,633
Amount due to director (Note 11)	169,416	59,167
Other payables and accrued expenses (Note 12)	1,914,622	1,620,980
Other tax payable (Note 13)	158,439	114,747
Income tax payable (Note 14)	511,700	56,575

Total current liabilities	5,025,311	4,293,948

Commitments and contingencies (Note 15)	—	—
Long-term bank loan (Note 9)	5,306,506	1,203,952
Minority interest	223,580	3,948
Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 21,636,614 shares issued and outstanding	216,366	216,366
Additional paid-in capital	2,233,844	2,233,844
Statutory reserve (Note 16)	241,664	175,004
Retained earnings	2,559,836	530,353
Accumulated other comprehensive income (Note 17)	147,349	—

Total shareholders’ equity	5,399,059	3,155,567

Total liabilities and shareholders’ equity	$15,954,456	$8,657,415

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Development Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,

	2005	2004

Net revenue	$10,880,468	$7,723,641
Cost of revenue	(3,361,000)	(4,162,762)

Gross profit	7,519,468	3,560,879
Operating expenses	(1,018,416)	(1,048,574)
General and administrative expenses	(3,651,186)	(2,335,714)

Operating profit	2,849,866	176,591
Interest income	10,958	7,887
Other income, net	63,374	54,891
Interest expenses	(162,496)	(23,333)

Profit before income tax and minority interest	2,761,702	216,036
Income tax (Note 14)	(500,732)	(164,174)

Profit before minority interest	2,260,970	51,862
Minority interest	(164,827)	12,082

Profit for the year	$2,096,143	$63,944

Earnings per share – basic and diluted	$0.10	$0.00

Weighted average common shares outstanding– basic and diluted	21,636,614	16,600,060

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Development Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings/ (accumulated losses)	Total stockholders’ equity

	Number of share issued	Amount

Balance, December 31, 2003	15,000,000	$150,000	$200,000	$143,163	—	$498,250	$991,413
Issuance of common stock in respect of reverse acquisition	6,636,614	66,366	33,844	—	—	—	100,210
Recapitalization of LRY	—	—	2,000,000	—	—	—	2,000,000
Profit for the year	—	—	—	—	—	63,944	63,944
Transfer between reserves	—	—	—	31,841	—	(31,841)	—

Balance, December 31, 2004	21,636,614	$216,366	$2,233,844	$175,004	—	$530,353	$3,155,567
Profit for the year	—	—	—	—	—	2,096,143	2,096,143
Transfer between reserves	—	—	—	66,660	—	(66,660)	—
Translation of foreign operations	—	—	—	—	147,349	—	147,349

Balance, December 31, 2005	21,636,614	$216,366	$2,233,844	$241,664	$147,349	$2,559,836	$5,399,059

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Development Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Years Ended December 31,

	2005	2004

Cash flows from operating activities
Net income	$2,096,143	$63,944
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation of plant and equipment	131,072	81,602
Loss on disposal of plant and equipment	13,273	—
Deferred tax credit	(142,202)	—
Minority interest	164,827	(12,082)
Change in:
Accounts receivable	(3,407,046)	(1,931,644)
Promissory deposits	126,865	(2,748,747)
Other receivables and deposits	257,248	(256,935)
Accounts payable	(122,101)	59,075
Venture deposits	—	972,633
Deferred commission income	948,013	—
Customer deposits	—	(22,451)
Other payables and accrued expenses	212,636	1,451,144
Other tax payable	39,678	97,049
Income tax payable	442,173	(60,609)

Net cash used in operating activities	760,579	(2,307,021)

Cash flows from investing activities
Acquisition of plant and equipment	(69,270)	(451,451)
Deposits paid for acquisition of properties	(5,799,951)	(1,480,036)
Cash increase due to reverse acquisition by CY-SRRE & LRY	—	118,797
Acquisition of interest in subsidiary	—	(193,180)
Proceeds from disposal of plant and equipment	4,519	—
Proceeds from disposal of equity interest in subsidiary	39,714	—

Net cash used in investing activities	(5,824,988)	(2,005,870)

Cash flows from financing activities
Bank loan repayment	(262,503)	—
Bank loans obtained	5,001,125	1,480,036
Proceeds from promissory note	123,962	1,000,000
Recapitalization of LRY	—	2,000,000
Capital contribution from minority interest	12,082	12,082
Dividends paid	—	(543,708)
Advances from director	110,249	54,635

Net cash provided by financing activities	4,984,915	4,003,045

Effect of exchange rate changes on cash and cash equivalents	(34,831)	—

Net decrease in cash and cash equivalents	(114,325)	(309,846)
Cash and cash equivalents at beginning of year	969,913	1,279,759

Cash and cash equivalents at end of year	$855,588	$969,913

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	187,809	224,783
Interest paid	188,160	—
Non-cash activities (Note 20)

See accompanying notes to consolidated financial statements.

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

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company.  LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”).  On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company.  On January 10, 2005, LRY and a PRC third party established a subsidiary, namely, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) in the PRC.  LRY holds 80% of the equity interest in SZGFH.

SHXJY, SZXJY, BJXJY, SHSY and SZGFH commenced operations in November 2001, June 2004, January 2004, February 2004 and January 2005, respectively.  Each of SXJY, SZXJY, BJXJY, SHSY and SZGFH has been granted a twenty year operation period from the PRC which can be extended with approvals from relevant PRC authorities.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Exchange rate between US$ and RMB had a little fluctuation during the years presented.  The rates ruling as of December 31, 2005 and 2004 are US$1: RMB8.07 and US$1: RMB8.28, respectively.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or when we can confirm that the balance of the bank loan to the buyer has been approved.

Commission revenue from underwriting service is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer has confirmed that the predetermined level of sales proceeds have been received from buyers.

Revenue from marketing consultancy services is recognized when services are provided to clients.

Net Earnings per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share.”  Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period.  The calculation of diluted net earnings per share gives effect to common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

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

NOTE 3 - PROMISSORY DEPOSITS

Promissory deposits represent deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed sales agent.

NOTE 4 – AMOUNTS DUE FROM VENTURERS

The Company has entered into co-operation agreements with two venturers, one of them an independent third party; the other the Company’s ex-director, Chang Shu-Ching, to jointly carry out a property underwriting project for a commercial building under development in Suzhou, the PRC.  According to the agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the project, respectively.

The balance represents amounts due from venturers to acquire four units of the commercial building on their own.  The balance is unsecured, interest free and expected to be offset against their shares of results from the project.  As of December 31, 2005, they were not entitled to any sharing in accordance with the agreements.

NOTE 5 - OTHER RECEIVABLES AND DEPOSITS

	December 31, 2005	December 31, 2004

Other receivables	$100,807	$100,266
Trade deposits	—	190,933
Advances to staff	13,322	21,699
Rental deposits	54,580	49,688

	$168,709	$362,586

NOTE 6 - PLANT AND EQUIPMENT, NET

	December 31, 2005	December 31, 2004

Furniture and fixtures	$57,811	$50,924
Computer and office equipment	182,867	143,683
Motor vehicles	532,887	519,645

	773,565	714,252
Less: Accumulated depreciation	(242,107)	(117,567)

	$531,458	$596,685

NOTE 7 – DEPOSITS FOR ACQUISITION OF PROPERTIES

	December 31, 2005	December 31, 2004

Deposits paid for acquisition of properties	$12,601,596	$1,480,036
Less: Deferred commission income from properties acquired	(962,221)	—

	$11,639,375	$1,480,036

In 2004, the Company entered into sales and purchase agreements to acquire two floors of a commercial building under development in Suzhou, the PRC, mentioned in Note 4 above.  During 2005, the Company entered into a sales and purchase agreement to further acquire two floors and six units of the commercial building at an aggregate consideration of $14,539,762.  As of December 31, 2005, deposits amounting to $12,601,596 have been paid to the property developer.  As the Company acts as that property developer’s sole distribution agent and earns commission income, the corresponding commission income of $962,221 generated from the properties purchased by the Company was therefore deferred and offset against the deposits paid.  In accordance with the sales and purchase agreements, the properties under development will be completed on or before April 30, 2006.  The Company decided two floors will be held for sale, one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purpose.  Accordingly, deposits of $4,150,476 paid for the properties available for sale were classified as current assets.

NOTE 8 - GOODWILL

The Company accounted for the acquisition of BJXJY as described in Note 1 in accordance with SFAS No. 141 “Business Combinations”, which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of December 24, 2004. The portion of the purchase price allocated to goodwill was $187,783.

No amortization of goodwill was necessary in accordance with SFAS No. 142 “Goodwill and other Intangible Assets”.

The Company has tested goodwill for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2005, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no impairment of goodwill as of December 31, 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value, goodwill will be evaluated for impairment between annual year-end tests.

NOTE 9 - BANK LOANS

Bank loans are guaranteed by the property developer as mentioned in Note 7 above, bear interest at banks’ prevailing rates ranging from 5.85% to 6.435% per annum, and are repayable within five years by monthly installments. The bank loans will be secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

NOTE 10 – PROMISSORY NOTES PAYABLE

The balance includes two promissory notes of $1,000,000 and $123,962, respectively. The promissory notes of $1,000,000 and $123,962 bear interest at a rate of 5% and 10% per annum respectively.  The promissory notes are unsecured and their terms of repayment are not specifically defined.

NOTE 11 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.  A related party may also be any party the entity deals with that can exercise that control.

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of December 31, 2005, the balance includes principal of $159,026 and accrued interest of $10,390 thereon. The principal is unsecured and will be payable before April 25, 2006.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2005	December 31, 2004

Accrued staff commission & bonus	$1,022,333	$1,359,562
Other payables	198,689	261,418
Accrued consulting services fees (Note 21)	693,600	—

	$1,914,622	$1,620,980

NOTE 13 – OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered.

NOTE 14- INCOME TAX

Enterprise Income Tax (“EIT”) in the PRC is generally charged at 33% of the assessable profit. According to the relevant PRC tax rules and regulations, SHXJY and SHSY are companies registered in Shanghai Pudong Development Zone that are entitled to a lower EIT rate of 15%, whereas SZXJY, BJXJY and SZGFH are subject to EIT rate of 33%.

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2005 and 2004.

No provision for United States Income Taxes has been made as the Company has no assessable profits for 2004 and 2005.

The provision for income tax consisted of:

	Years ended December 31,

	2005	2004

Current PRC corporate income tax	$642,934	$164,174
Deferred tax credit	(142,202)	—

	$500,732	$164,174

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	Years ended December 31,

	2005	2004

Provision for income taxes at statutory tax rate	$911,363	$71,291
Tax concessions	(464,774)	(94,870)
Permanent difference	(20,871)	(8,645)
Increase in valuation allowances	75,014	196,398

Income tax	$500,732	$164,174

The components of deferred tax assets are as follows:

	December 31, 2005	December 31, 2004

Net operating loss carried forwards	$149,041	$267,456
Tax effect on deferred commission income (Note 7)	144,333	—

	293,374	267,456
Less: Valuation allowances	(149,041)	(267,456)

Deferred tax assets	$144,333	—

NOTE 15- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2005 and 2004, the Company incurred lease expenses amounting to $358,914 and $342,067, respectively. As of December 31, 2005, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	2005	2004

Within one year	$183,816	$230,703
Two to five years	46,169	55,572

Operating lease commitments	$229,985	$286,275

In order to distribute all the properties of the property underwriting project mentioned in Note 4 above, during the year, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties from them.  In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The leasing period would start 45 days after the titles of the relevant properties are passed to the buyers.  The Company would then sublease the leased properties to earn rental income.  As of March15, 2006, no sub-leasing agreements have been signed.

As of December 31, 2005, the lease commitments under the above promotional package is as follows:

2005

Within one year	$1,630,983
Two to five years	9,210,256
Over five years	4,216,715

Operating lease commitments arising from the promotional package	$15,057,954

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation.  As of December 31, 2005, the compensation to terminate all leasing agreements is approximately $3 million.  As of December 31, 2005, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

Capital Commitments

As of December 31, the Company had capital commitments for the acquisition of properties mentioned in Note 7 above as follows:

	2005	2004

Commitments for the acquisition of properties	$4,975,112	$1,480,036

On January 5, 2006, the Company obtained a bank loan of $1,239,618 to pay the property developer. The remaining balance of $3,735,494 will be payable before the completion of these properties. In accordance with the sales and purchase agreements, the properties under development will be completed on or before April 30, 2006.

As of December 31, 2005, the Company had capital commitments for the acquisition of 20% of the equity interest of SZGFH as follows:

2005

Commitments for the acquisition of the equity interest	$12,396

Following the acquisition, the Company will effectively hold 100% equity interest in SZGFH.

Other commitments

One of the buyers of the properties of the property underwriting project mentioned above appointed the Company as an agent to sell the properties held by him.  In accordance with this agreement with the buyer, the Company must sell the said properties on or before November 30, 2006; otherwise, the Company has to acquire the properties at a consideration of $4,334,426 or pay compensation of $1,020,700 to the buyer.

NOTE 16 – STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer a least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital.  The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2005, the only component of accumulated other comprehensive income was translation reserve.

NOTE 18 – CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2005 and 2004, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,		Percentage of Accounts Receivable as at December 31,

	2005	2004	2005	2004

Customer A	40%	*	*	*
Customer B	10%	*	*	*
Customer C	*	30%	*	85%
Customer D	*	10%	*	*

* less than 10%

NOTE 19– PRO-FORMA INFORMATION

The following table reflects the results of operations on a pro-forma basis as if the acquisition of BJXJY had occurred at the beginning of the year shown.

Year ended December 31, 2004

(Unaudited)
Net revenue	$7,723,641

Net loss	$(99,234)

Loss per share – basis and diluted	$(0.01)

The pro-forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated, nor are they necessarily indicative of the future operating results.

NOTE 20– NON-CASH ACTIVITIES

During the year, the Company and venturers mentioned in Note 4 above respectively acquired certain properties of the property underwriting project mentioned in Note 4 above. Deposits for the acquisition of properties and venture deposits payable were settled by the accounts and promissory deposits receivable from the property developer from whom the properties were acquired.  After the transactions, the venturers owed the Company $799,283 representing the deposits settled on their behalf.  The non-cash financial information is as follows:

Year ended December 31, 2005

Deposits for acquisition of properties	$5,002,630
Venture deposits payable	972,633
Amounts due from venturers	799,283

$6,774,546

Satisfied by:
Accounts receivable	$4,358,066
Promissory deposits	2,416,480

$6,774,546

NOTE 21-SUBSEQUENT EVENTS

On January 5, 2006, the Company obtained a 5-year bank loan of $1,239,618 that bears interest at the bank’s prevailing rate, which is currently at 5.85% per annum, to settle the part of the capital commitment for the acquisition of the properties mentioned in Note 7 above.  The bank loan is repayable in monthly installments and will mature in January 2011. The bank loan is guaranteed by the developer as mentioned in Note 7 above and will be secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

On January 15, 2006, the Board of Directors of the Company approved the issue of 1,030,000 shares and 330,000 shares to Marco Partners Limited and Chiang Hui Hsiung, a former director of the Company, respectively, for their consulting services rendered to the Company in 2005. Accrued consulting services fees of $693,600 have been made and disclosed in Note 12.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-KSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at December 31, 2005, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls for financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company and Subsidiaries

October 11, 2004	LIN CHI-JUNG	46	Chief Executive Officer, President and Chairman
April 25, 2005	ART HONANYAN	62	Chief Financial Officer
May 23, 2005	LIN CHAO-CHIN	56	Director
October 14, 2005	CHEN, WEI-HUA	32	Director
November 23, 2004	FU, XUAN-JIE	55	Director
November 23, 2004	LI, XIAO-GANG	48	Director
November 23, 2004	CHEN, REN	58	Director
August 23, 2005	ZHANG, XI	35	Director

On April 25, 2005, Lo, Yi-Yun resigned as Chief Financial Officer and Secretary of Sunrise. Also on April 25, 2005, the Board of Directors appointed Art Honanyan as our new Chief Financial Officer.

On May 23, 2005, at the annual meeting of shareholders of the Company, the shareholders elected Lin,Chi-Jung, Lin,Chao-Chin, Chiang, Hui-Hsiung, Li,Xiao-Gang, Fu, Xuan-Jie and Chen Ren as members of the Board of Directors.

On August 23, 2005, at a meeting of the board of directors of the Company, Mr Zhang Xi was elected as a member of the board of directors of the Company and it was determined that he is an “independent director” as defined in the applicable rules of the Securities and Exchange Commission. At the same meeting, it was further resolved that the Audit Committee of the Company be composed of Mr. Fu Xuanjie, Mr. Li Xiaogang and Mr. Zhang Xi, with Mr. Zhang Xi as the chairperson of the Audit Committee.

Effective October 11, 2005, Chiang Hui Hsiung resigned as a director of the Company.

Effective October 14, 2005, the Board of Directors elected Chen Wei Hua as a director of the Company.

Following is biographical information for each of the 7 directors consisting of the age, principal occupation, and other relevant information. The designation of “Affiliated” noted beside the director name indicates that the director is an officer or employee of Sunrise.

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)
Lin Chi-Jung, age 46, is the Chairman of the Board of Directors of SRRE.  He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Estate Consultation Co. Ltd. in late 2001 and Shanghai Shang Yang Real Estate Consultation Co. Ltd. in 2004. Under his leadership and management, Xin Ji Yang has grown rapidly. Prior to establishing this property business, Mr. Lin invested in the filmmaking and publishing businesses. In his younger days, Mr. Lin was a famous actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia.

Lin Chao-Chin, Director (Affiliated)
Lin Chao-Chin, age 56, was appointed as a director on May 23, 2005. He is one of the co-founders of Xin Ji Yang. Mr. Lin brings with him 28 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of Xin Ji Yang. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration.

Chen Wei-Hua, Director
Chen Wei-Hua, age 32, was appointed as a director on October 14, 2005. Ms. Chen has worked as a Taiwan Certified Public Accountant for the past five years. Ms. Chen graduated from the Department of Accounting, Chinese Culture University.

Fu Xuan-Jie, Director (Independent)
Fu Xuan-Jie, age 55, was appointed an independent director on November 23, 2004, and serves on our Audit Committee. Mr. Fu is an attorney and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L’Oreal.

Li Xiao-Gang, Director (Independent)
Li Xiao-Gang, age 48, was appointed an independent director on November 23, 2004, and serves on our Audit Committee. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social and Science. In 1992, he was the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association.

Chen Ren, Director (Independent)
Chen Ren, age 58, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 15 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center.

Zhang Xi (Independent)

Zhang Xi, age 35, was appointed an independent director on August 23, 2005, and serves on our Audit Committee. He is an Economy Doctor, Senior Economist, Certified Public Accountant and Certified Public Valuer. He has ever served in Shanghai Zhonghua Auditor Company as the manager of the International Department, Shanghai Zhangjiang Hi-tech Zone Development Company. Ltd as Vice General Manager and Financial Controller, and Shanghai Zhang Jiang Semiconductor Industry Park Co., Ltd as General Manager.

Executive Officers

Lin Chi-Jung
President and Chief Executive Officer of
Sunrise Real Estate Development Group, Inc.
President of Shanghai Xin Ji Yang Real-Estate
Consultation Co, Ltd.
President of Shanghai Shang Yang Real Estate
Consultation Company Limited.
President of Suzhou Gao Feng Hui Property
Management Company Limited

Lin Chi-Jung founded Shanghai Xin Ji Yang Estate Consultation Co. Ltd., in late 2001 and Shanghai Shang Yang Real Estate Consultation Co. Ltd., in 2004. Under his leadership and management, Xin Ji Yang has been growing by leaps and bounds. Prior to establishing this property business, he invested in the filmmaking and publishing business. In his younger days, he was famous actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia.

Art Honanyan Chief Financial Officer of Sunrise Real Estate Development Group, Inc.

Art Honanyan is 62 years old. In 1973, he received an MBA in Accounting and Finance from New York University. He is a Certified Management Accountant and a member of the Institute of Management Accountants. For 10 years he was Manager and Assistant Secretary in the Corporate Planning and Control department of Continental Corporation, a large New York based international insurance company. For the next 10 years, he held the CFO position at California Central Bank & Trust, a California based trust services bank. After this time, he held adjunct faculty positions in finance and accounting at several Los Angeles area graduate business MBA programs.

Lin Chao-Chin Senior Vice President of Sunrise Real Estate Development Group, Inc. Managing Director of Shanghai Xin Ji Yang Real Estate Consultation Co. Ltd.

Lin Chao-Chin is one of the co-founders of Xin Ji Yang. He brings with him 28 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan back in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of Xin Ji Yang. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration.

Family Relationships

There are no family relationships among directors, executive officers, or person nominated or chosen to become the directors or executive officers.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors established our audit committee on August 23, 2005. The Audit Committee consists of three independent members, Fu Xuan-Jie, Li Xiao-Gang, and Zhang Xi, who are independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. At least one member of the Audit Committee, Zhang Xi, is a financial expert, as that term is used under Item 401(e) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Copies of these filings must be furnished to the Company. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2005, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

Code of Ethics

On October 8, 2005, we adopted a code of ethics.  We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  A copy of our code of ethics is filed as an exhibit to this annual report. The Company will provide to any person without charge, upon request, a copy of the corporate code of ethics. Any person wishing a copy should write to Alice Wang, Sunrise Real Estate Development Group, Inc., Suite 701, No. 333, Zhaojiabang Road, Shanghai, PRC  200032.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Compensation

The following table reflects the compensation of our Chief Executive Officer and each of our compensated executive officers whose compensation exceeded $100,000 in fiscal years 2003, 2004 and 2005 for services rendered to SRRE and its subsidiaries.

	Year	Annual Compensation					Long Term Compensation (1)		LTIP Payouts	All Other Compensation

							Awards	Payouts

Name and Principal Position		Salary	Bonus		Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options/SARs

		($)	($)		($)		($)	(#)	($)	($)
Lin Chi-Jung	2005	153,886	164,072	(2)	100,148	(3)	0	0	0	0
CEO, President & Chairman (appointed on October 11, 2004) Executive Officer of subsidiaries	2004 2003	86,509 44,468	282,728 0		134,115 14,499		0 0	0 0	0 0	0 0
Lin Chao-Chin	2005	153,886	164,072	(2)	100,148	(3)	0	0	0	0
Senior Vice President	2004	55,096	282,728		108,742		0	0	0	0
Managing director of a subsidiary	2003	41,080	0		14,499		0	0	0	0
Chiu, Chi-Yuan CEO, President & Chairman (appointed on October 28 2003 and resigned on October 11, 2004)	2004 2003	0 0	0 0		0 0		0 0	0 0	0 0	0 0
Yarek Bartosz	2003	0	0		0		0	0	0	0
President, Secretary
(resigned on October 28, 2003)

(1) There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

(2) Lin Chi-Jung and Lin Chao-Chin each received discretionary bonus of $164,072 in 2005. This incentive was attributed to the initial management team members for their valuable contribution to the Company. It was calculated at 15% of net profit before income tax of SHXJY and subsidiaries in 2005.

(3) Lin Chi-Jung and Lin Chao-Chin each received housing allowance of $96,690 and travel allowance of $4,959 during the year 2005.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with Stock appreciation rights (“SARs”) and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by our officers or directors in any fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2006, the number and percentage of our 22,996,614 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class

Common	Lin Chi-Jung	8,760,000	(1)	38.09%
	11F, No. 249, Sec 1, Fushing S Rd.,
	Da-an District, Taipei City 106,
	Taiwan R.O.C.

(1) These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the beneficiary sole owner

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.	EXHIBITS

Exhibit Number	Description

2.1

Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2

Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31,2003 filed on April 14, 2004.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise-Texas and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise-Texas and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Art Honanyan, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Art Honanyan, pursuant to 18 U.S.C. 1350.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the 2004 first and second quarter review, we paid John Geib, CPA $2,338 Canadian for his review services.

On October 5, 2004, the reverse acquisition arrangement was completed, we disengaged our audit services with John Geib, CPA, and appointed BDO McCabe Lo & Company to be the Company’s Independent Auditor on November 3, 2004.

The aggregate fees billed by BDO McCabe Lo & Company for services rendered during the year ended December 31, 2004 is described as follows:

Fees for audit and review services amounted to approximately $33,500 in 2004. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries and review of the Company’s Quarterly Reports on Form 10-QSB.

On August 1, 2005, the practice of BDO McCabe Lo & Company was reorganized as BDO McCabe Lo Limited.  The aggregate fees billed by BDO McCabe Lo & Company and BDO McCabe Lo Limited for services rendered during the year ended December 31, 2005 is described as follows:

Fees for audit and review services amounted to approximately $82,500 in 2005. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries and review of the Company’s Quarterly Reports on Form 10-QSB.

Audit-Related Fees, Tax Fees and All Other Fees billed by John Geib and BDO McCabe Lo & Company/BDO McCabe Lo Limited

Fees for audit related services to BDO McCabe Lo & Company amounted to approximately $14,500 and $35,000 in 2005 and 2004 respectively.  Fees for audit related services include audits required in the Form 8-K and review of related documents.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

According to the charter of the Audit Committee, our policy on pre-approval of audit and permissible non-audit services of independent auditors is to pre-approve all audit services and permissible non-audit services by the independent accountants, as set forth in Section 10A of the Exchange Act and the rules and regulations promulgated thereunder by the SEC. The Audit Committee may establish pre-approval policies and procedures, as permitted by Section 10A of the Exchange Act and the rules and regulations promulgated thereunder by the SEC, for the engagement of independent accountants to render services to the Company, including but not limited to policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approvals delegated to one or more members of the Audit Committee are reported to the Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Development Group, Inc.

	BY:	/s/ Lin Chi-Jung

Lin Chi-Jung
Principal Executive Officer and Director
DATE: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer and Director	March 31, 2006

Lin Chi-Jung

/s/ Art Honanyan	Chief Financial Officer	March 31, 2006

Art Honanyan

/s/ Lin Chao-Chin	Director	March 31, 2006

Lin Chao-Chin

/s/ Chen, Wei-Hua	Director	March 31, 2006

Chen, Wei-Hua

/s/ Fu Xuan-Jie	Director	March 31, 2006

Fu Xuan-Jie

/s/ Li Xiao Gang	Director	March 31, 2006

Li Xiao Gang

/s/ Chen Ren	Director	March 31, 2006

Chen Ren

/s/ Zhang, Xi	Director	March 31, 2006

Zhang, Xi