Form 10QSB
period 2006-03-31
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2006-05-15
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D. C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-32585

SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Texas	75-2713701

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 701, No. 333, Zhaojiabang Road
Shanghai, PRC 200032
(Address of principal executive offices)

Issuer’s telephone number: + 86-21-6422-0505

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 10, 2006 - 22,996,614 shares of Common Stock

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No   ☒

FORM 10-QSB

For the Quarter Ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Development Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)	March 31, 2006	December 31, 2005

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$627,011	$855,588
Accounts receivable	631,920	1,359,246
Deposits for acquisition of properties (Note 7)	3,374,438	4,150,476
Promissory deposits (Note 3)	249,470	247,924
Amounts due from venturers	825,154	820,040
Other receivables and deposits (Note 4)	313,651	168,709

Total current assets	6,021,644	7,601,983
Plant and equipment – net (Note 5)	502,736	531,458
Deferred tax assets (Note 6)	280,721	144,333
Deposits for acquisitions of properties (Note 7)	12,276,288	7,488,899
Goodwill	188,954	187,783

Total assets	$19,270,343	$15,954,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank loans (Note 8)	$1,516,079	$1,073,650
Promissory notes payable (Note 9)	1,012,500	1,123,962
Accounts payable	64,002	73,522
Amounts due to venturers (Note 10)	1,326,522	—
Amount due to director (Note 11)	169,180	169,416
Other payables and accrued expenses (Note 12)	524,683	1,914,622
Other tax payable (Note 13)	255,216	158,439
Income tax payable	889,591	511,700

Total current liabilities	5,757,773	5,025,311

Commitments and contingencies (Note 14)	—	—
Long-term bank loan (Note 8)	5,800,202	5,306,506
Minority interest	253,108	223,580
Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 22,996,614 shares issued and outstanding	229,966	216,366
Additional paid-in capital	2,913,844	2,233,844
Statutory reserve (Note 15)	241,664	241,664
Retained earnings	3,874,754	2,559,836
Accumulated other comprehensive income (Note 16)	199,032	147,349

Total shareholders’ equity	7,459,260	5,399,059

Total liabilities and shareholders’ equity	$19,270,343	$15,954,456

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Development Group, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,

(Expressed in US Dollars)	2006	2005

	(Unaudited)
Net revenue	$4,599,414	$1,864,589
Cost of revenue	(1,903,528)	(454,169)

Gross profit	2,695,886	1,410,420
Operating expenses	(202,372)	(258,863)
General and administrative expenses	(723,301)	(557,937)

Operating profit	1,770,213	593,620
Interest income	1,475	1,365
Other income, net	2,166	173
Interest expenses	(129,765)	(33,663)

Profit before income tax and minority interest	1,644,089	561,495
Income tax	(301,143)	(55,413)

Profit before minority interest	1,342,946	506,082
Minority interest	(28,028)	(10,759)

Net profit	$1,314,918	$495,323

Earnings per share – basic	$0.06	$0.02

Weighted average common shares outstanding– basic and diluted	22,996,614	21,636,614

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Development Group, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

	Three Months Ended March 31,

(Expressed in US Dollars)	2006	2005

	(Unaudited)
Cash flows from operating activities
Net income	$1,314,918	$495,323
Adjustments to reconcile net income to net cash provided by/(used in) operating activities
Depreciation of plant and equipment	33,817	31,185
Loss on disposal of fixed assets	1,039	—
Deferred tax credit	(136,388)	—
Minority interest	29,528	10,759
Change in:
Accounts receivable	(2,863,420)	1,228,255
Other receivables and deposits	(134,605)	55,274
Accounts payable	(9,917)	(162,173)
Amounts with venturers	1,321,408	—
Deferred commission income	909,254	—
Other payables and accrued expenses	(708,531)	(1,168,939)
Other tax payable	95,195	(103,916)
Income tax payable	372,377	40,966

Net cash provided by operating activities	224,675	426,734

Cash flows from investing activities
Acquisition of plant and equipment	(2,951)	(17,427)
Deposits paid for acquisition of properties	(1,247,349)	—

Net cash (used in) investing activities	(1,250,300)	(17,427)

Cash flows from financing activities
Bank loan repayment	(336,419)	(64,196)
Bank loans obtained	1,247,349	—
Repayment of promissory note	(124,735)	—
Capital contribution from minority interest	—	12,082
Advances from director	(10,458)	13

Net cash (used in)/provided by financing activities	775,737	(52,101)

Effect of exchange rate changes on cash and cash equivalents	21,311	—

Net (decrease)/increase in cash and cash equivalents	(228,577)	357,206
Cash and cash equivalents at beginning of period	855,588	969,913

Cash and cash equivalents at end of period	$627,011	$1,327,119

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	62,831	14,447
Interest paid	140,639	21,334
Non-cash activities (Note 18)

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

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”).  On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On April 25, 2006, Articles of Amendment were filed with the Texas Secretary of State changing the name of Sunrise Real Estate Development Group, Inc. to Sunrise Real Estate Group, Inc., with a delaying provision that the name change will not become effective until May 23, 2006

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY, SHSY and SZGFH are collectively referred to as “the Company” hereafter.

The principal activities of the Company are the provision of property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY, SHSY and SZGFH.  All inter-company transactions and balances have been eliminated.

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

Exchange rate between US$ and RMB had a little fluctuation during the periods presented.  The rates ruling as of March 31, 2006 and December 31, 2005 are US$1: RMB8.017 and US$1: RMB8.067, respectively.

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

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	March 31, 2006	December 31, 2005

	(unaudited)
Other receivables	$222,645	$100,807
Advances to staff	37,387	13,322
Rental deposits	48,906	54,580
Prepayment	4,713	—

	$313,651	$168,709

Other receivables represent sundry deposits and temporary payments of individual income tax.  The increase in other receivables is primarily attributable to the temporary payments of individual income tax, which are repayable in the second and third quarter of 2006.

NOTE 5 - PLANT AND EQUIPMENT, NET

	March 31, 2006	December 31, 2005

	(unaudited)
Furniture and fixtures	$57,648	$57,811
Computer and office equipment	185,291	182,867
Motor vehicles	536,211	532,887

	779,150	773,565
Less: Accumulated depreciation	(276,414)	(242,107)

	$502,736	$531,458

NOTE 6 – DEFERRED TAX ASSETS

The components of deferred tax assets are as follows:

Tax effect on deferred commission income (Note 7)

(unaudited)
The balance of deferred tax assets on December 31, 2005	$145,233
Tax effect on deferred commission income for the period	135,488

The balance of deferred tax assets on March 31, 2006	$280,721

NOTE 7 – DEPOSITS FOR ACQUISITION OF PROPERTIES

	March 31, 2006	December 31, 2005

	(unaudited)
Deposits paid for acquisition of properties	$17,522,201	$12,601,596
Less: Deferred commission income from properties acquired	(1,871,475)	(962,221)

	$15,650,726	$11,639,375

In 2004, the Company entered into sales and purchase agreements to acquire two floors of a commercial building at an aggregate consideration of $3,055,886, which is under development in Suzhou, the PRC.  During 2005, the Company entered into a sales and purchase agreement to further acquire two floors and six units of the commercial building at an aggregate consideration of $14,630,443.  As of March 31, 2006, deposits amounting to $17,522,201 have been paid to the property developer. The remaining balance of $164,128 will be payable before the title of these properties is passed to the Company. As the Company acts as that property developer’s sole distribution agent and earns commission income, the corresponding commission income of $1,871,475 generated from the properties purchased by the Company was therefore deferred and offset against the deposits paid.  The properties under development were completed on March 31, 2006, and in accordance with the sales and purchase agreements, the title of these properties will be transferred to the Company within 90 days after the completion of these properties.  The Company decided that two floors will be held for sale, one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purpose.  Accordingly, deposits of $3,374,438 paid for the properties available for sale were classified as current assets.

NOTE 8 - BANK LOANS

Bank loans are guaranteed by the property developer mentioned in Note 7 above, bear interest at banks’ prevailing rates ranging from 5.85% to 6.435% per annum, and are repayable within five years by monthly installments. The bank loans will be secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

NOTE 9 – PROMISSORY NOTES PAYABLE

The balance includes the promissory note of $1,000,000 and accrued interest of $12,500 thereon. The promissory note of $1,000,000 bears interest at a rate of 5% per annum. The promissory notes are unsecured and their terms of repayment are not specifically defined.

NOTE 10 – AMOUNTS DUE TO VENTURERS

The Company has entered into co-operation agreements with two venturers, one of them is an independent third party; the other is the Company’s ex-director, Chang Shu-Ching, to jointly carry out a property underwriting project for a commercial building under development in Suzhou, the PRC. According to the agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the project, respectively.

NOTE 11 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.  A related party may also be any party the entity deals with that can exercise that control.

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of March 31, 2006, the balance includes principal of $159,026 and accrued interest of $10,154 thereon. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31, 2006	December 31, 2005

	(unaudited)
Accrued staff commission & bonus	$344,007	$1,022,333
Other payables	180,676	198,689
Accrued consulting services fees	—	693,600

	$524,683	$1,914,622

Accrued consulting services fees represent fees related to financial consulting services.  During the months ended March 31, 2006, accrued consulting services fees were settled by the issuance of common stock.

NOTE 13 – OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered.

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the three months ended March 31, 2006 and 2005, the Company incurred lease expenses amounting to $94,428 and $91,392, respectively. As of March 31, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	March 31, 2006	December 31, 2005

	(unaudited)
Within one year	$241,132	$183,816
Two to five years	23,756	46,169

Operating lease commitments	$264,888	$229,985

In order to distribute all the properties of the property underwriting project mentioned in Note 7 above, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties from them.  In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The leasing period would start 45 days after the titles of the relevant properties are passed to the buyers.  The Company would then sublease the leased properties to earn rental income.  As of March 31, 2006, no sub-leasing agreements have been signed.

As of March 31, 2006, the lease commitments under the above promotional package are as follows:

	March 31, 2006	December 31, 2005

	(unaudited)
Within one year	$2,453,189	$1,630,983
Two to five years	9,812,758	9,210,256
Over five years	3,394,427	4,216,715

Operating lease commitments arising from the promotional package	$15,660,374	$15,057,954

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation.  As of March 31, 2006, the compensation to terminate all leasing agreements is approximately $3.5 million.  As of March 31, 2006, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

Capital Commitments

As of March 31, 2006, the Company had capital commitments for the acquisition of properties mentioned in Note 7 above as follows:

	March 31, 2006	December 31, 2005

	(unaudited)
Commitments for the acquisition of properties	$164,128	$4,975,112

The remaining balance of $164,128 will be payable before the title of these properties is transferred to the Company. The properties under development have been completed on March 31, 2006, and in accordance with the sales and purchase agreements, the title of these properties will be transfer to the Company within 90 days after the completion of these properties.

As of March 31, 2006, the Company had capital commitments for the acquisition of 20% of the equity interest of SZGFH as follows:

	March 31, 2006	December 31, 2005

	(unaudited)
Commitments for the acquisition of the equity interest	$60,394	$12,396

Following the acquisition, the Company will effectively hold 100% equity interest in SZGFH.

Other commitments

One of the buyers of the properties of the property underwriting project mentioned above appointed the Company as an agent to sell the properties held by him.  In accordance with this agreement with the buyer, the Company must sell the said properties on or before November 30, 2006; otherwise, the Company has to acquire the properties at a consideration of $4,361,459 or pay compensation of $1,027,066 to the buyer.

NOTE 15 – STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer a least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital.  The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2006, the only component of accumulated other comprehensive income was translation reserve.

NOTE 17 – CONCENTRATION OF CUSTOMERS

During the three months ended March 31, 2006 and 2005, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended March 31,		Percentage of Accounts Receivable as at March 31,

	2006	2005	2006	2005

	(Unaudited)
Customer A	78%	56%	*	31%

* less than 10%

NOTE 18– NON-CASH ACTIVITIES

During the three months ended March 31, 2006, deposits for the acquisition of properties were settled by the accounts receivable from the property developer from whom the properties were acquired.

The non-cash financial information is as follows:

Three months Ended March 31, 2006

Deposits for acquisition of properties	$3,594,663
Issue of common stock	693,600

$4,288,263

Satisfied by:
Accounts receivable	$3,594,663
Other payables	693,600

$4,288,263

NOTE 19-SUBSEQUENT EVENTS

On April 10, 2006, the Company repaid the bank loan mentioned in Note 8 above in the amount of $623,675 in advance.

On April 11, 2006, the Company cancelled the acquisition of 4 units in the commercial building mentioned in Note 7 above. These units were purchased at an aggregate consideration of $1,283,307, and on April 13, 2006, the Company sold these units at a premium of $424,280.

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

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary then, SHXJY, contracted with property developers to market and sell their newly developed property units; in return we earned a commission fee calculated as a percentage of the sales price. SHXJY has focused its sales on the whole China market, especially at the secondary city level.  To expand our agency business, SHXJY has established branches in NanChang, YangZhou and ZhenJiang; subsidiaries in Suzhou and Beijing; and a branch in NanJing. Because of our diverse market locations, our performance did not decline in the first quarter of 2006 under the current macro economic policies, and we plan to continue this stable growth trend in 2006.  We expect our business operation in SHXJY will demonstrate a revenue growth in 2006.

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

SHSY has entered into a Property Underwriting Agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price.  Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $50.71 million being achieved on or before November 25, 2005.  We started selling units in the building in December 2004, and as of April 14, 2006, we achieved the sales target by selling 232 units with a total sales price of $64 million. However, there are still unsold properties with floor area of 1,466 square meters, which represents 3.2% of total floor area underwritten, as of April 14, 2006.  The properties under development were completed on March 31, 2006, and in accordance with the sales and purchase agreements, the title of these properties will be transferred to the buyers within 90 days after the completion of these properties. The underwriting period has been extended to the date that the title of properties can be transferred to the buyers.

For the past two years, we have also made some property investments in Suzhou by acquiring several units of the aforesaid building. In 2004, the Company entered into sales and purchase agreements to acquire two floors of the building at an aggregate consideration of $3,055,886.  During 2005, the Company entered into a sales and purchase agreement to further acquire two floors and six units of the same building at an aggregate consideration of $14,630,443. The Company decided that two floors will be held for sale, one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purpose.  As of March 31, 2006, deposits amounting to $17,522,201 have been paid to the property developer. The remaining balance of $164,128 will be payable before the title of these properties is transferred to the Company. On April 11, 2006, the Company cancelled the acquisition of 4 units in the same building, these units were purchase at an aggregate consideration of $1,283,307, and on April 13, 2006, the Company sold these units at a premium of $424,280. The properties under development were completed on March 31, 2006, and in accordance with the sales and purchase agreements, the title of these properties will be transferred to the Company within 90 days after the completion of these properties.

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

There are several risks and uncertainties, including those relating to our ability to raise money and grow our business and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions. These risks and uncertainties can materially affect the results predicted. The Company’s future operating results over both the short and long term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside our control. These factors include but are not limited to fluctuating market demand for our services, and general economic conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of FASB Statement No. 123, (FASB 123R) Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FASB 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity, equity instruments or that may be settled by the issuance of those equity instruments. FASB 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FASB 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. FASB 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. For small business issuers, FASB 123R is effective for fiscal years beginning after December 15, 2005.  The adoption of FASB 123R has no material impact on our financial statements.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the first quarter, 2006, with comparisons to the first quarter, 2005.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31,

	2006	% to total	2005	% to total	% change

Agency sales	$994,721	22%	$817,048	44%	22%
Underwriting sales	$3,604,693	78%	$1,047,541	56%	244%

Net revenue	$4,599,414	100%	$1,864,589	100%	147%

The net revenue in the first quarter, 2006 was $4,599,414, which was an increase of 147% from $1,864,589 in the first quarter, 2005. In the first quarter, 2006, agency sales represented 22% of net revenues, and underwriting sales represented 78% of net revenue. In the first quarter, 2005, agency sales represented 44% of net revenues and underwriting sales represented 56% of net revenue. The increase in net revenues in the first quarter, 2006 was mainly due to the increase in our underwriting sales revenues.

Agency sales

22% of our net revenue in the first quarter, 2006, was due to agency sales, which were from the business activities of SHXJY and its subsidiaries. Net revenue of agency sales in the first quarter, 2006 increased 22% compared with same period in 2005. The primary reason was that in the first quarter, 2006 14 agent sales projects contributed net revenue to the Company, compared to 10 projects in the same period in 2005. Because of our diverse market location and our professional performance in our agency sales business, the current macro economic policies have little impact on our agency sales performance. We hope we can keep this stable growth trend in our agency sales business in 2006.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $50.71 million being achieved on or before November 25, 2005. Property underwriting sales is comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as an investment.

We started selling units in the building in December 2004, and as of April 14, 2006, we achieved the sales target by selling 232 units with a total sales price of $64 million. However, there are still unsold properties with floor area of 1,466 square meters, which represents 3.2% of total floor area underwritten, as of April 14, 2006.  The properties under development were completed on March 31, 2006, and in accordance with the sales and purchase agreements, the title of these properties will be transferred to the buyers within 90 days after the completion of these properties. The underwriting period has been extended to the date that the title of properties can be transferred to the buyers. As of March 31, 2006, the property developer confirmed a total net revenue of $8,143,451 for this underwriting project. As we approach the completion of this project, the property developer will gradually receive all sales proceeds from the buyers; at that time, we can recognize the total underwriting sales revenue of this project.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,

	2006	% to total	2005	% to total	% change

Agency sales	$416,304	22%	$349,728	77%	19%
Underwriting sales	$1,487,224	78%	$104,441	23%	1,324%

Cost of revenue	$1,903,528	100%	$454,169	100%	319%

The cost of revenue in the first quarter, 2006 was $1,903,528, an increase of 319% from $454,169 in the same period in 2005. In the first quarter, 2006, agency sales represented 22% of cost of revenues and underwriting sales represented 78% of cost of revenue. In the first quarter, 2005, agency sales represented 77% of cost of revenue and underwriting sales represented 23% of cost of revenue.

Agency sales

The cost of revenue for agency sales in the first quarter, 2006 was $416,304, an increase of 19% from $349,728 in the same period in 2005. The primary reason was the increase of the staff cost incurred in SHXJY and its subsidiaries and branches. Compared with the staff cost in the first quarter, 2005, the staff cost in the first quarter, 2006 increased $136,068, mainly due to the increase of agency sales projects in the first quarter, 2006 and the expansion of our agency sales business.

Underwriting sales

The Company has entered into co-operation agreements with two venturers to jointly carry out the underwriting project mentioned above. According to the agreements, the venturers are entitled to share 35% of the net results of the underwriting project. In the first quarter, 2006, we recognized the profit sharing as the cost of the underwriting project. The cost we recognized in the first quarter, 2006 for the profit sharing was $1,321,536, and there was no such cost in the first quarter, 2005 a significant factor that contributed to the increase of the cost of underwriting sales.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,

	2006	% to total	2005	% to total	% change

Agency sales	$187,496	93%	$228,637	88%	(18)%
Underwriting sales	$13,283	6%	$30,226	12%	(56)%
Property management	$1,593	1%	—	—	n/a

Operating expenses	$202,372	100%	$258,863	100%	(22)%

The operating expenses in the first quarter, 2006 were $202,372, a decrease of 22% from $258,863 in the same period in 2005. In the first quarter, 2006, agency sales represented 93% of operating expenses; underwriting sales represented 6%, and property management represented 1%. In the first quarter, 2005, agency sales represented 88% of operating expenses and underwriting sales represented 12%.

Agency sales

The operating expenses for agency sales in the first quarter, 2006 were $187,496 which decreased 18% from $228,637 in the same period in 2005.

Underwriting sales

The operating expenses for underwriting sales in the first quarter, 2006 were $13,283, a decrease of 56% from $30,226 in the same period in 2005. This decrease was mainly due to the decrease in salary, travel expenses and official expenses of SHSY in the first quarter, 2006.

Property management

SZGFH is our property management subsidiary. SZGFH is still at the start-up stage, and there was a low level of daily operating expenses incurred in the first quarter, 2006. We expect to launch the property management business in the second quarter of 2006.

General and Administrative Expenses

The general and administrative expenses in first quarter, 2006 were $723,301, increasing 30% from $557,937 in the first quarter 2005. The increase in general and administrative expenses was mainly due to:

i) The increase in professional fees for maintaining our listing status, e.g., audit, legal and other professional fees.  The professional fees in the first quarter, 2006 were $95,505, and such expenses were $32,920 in the first quarter 2005.

ii)The expansion of our agency sales business. The general and administration expenses for SHXJY and its subsidiaries and branches in the first quarter 2006 and 2005 were $391,304 and $347,930, respectively.

Interest Expenses

Interest expenses in the first quarter, 2006 were $129,765, increasing 285% from $33,663 in the same period in 2005. The interest expenses were mainly incurred for bank loans and promissory notes payable.  The increase was due to increases in interest on bank loans for the acquisition of properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans.

Our accounts receivable balance at March 31, 2006 was $631,920.

We ended the period with a cash position of $627,011. We had positive operating cash flow of $224,675. This is primarily attributable to the increase in amount with venturers.

The Company’s investing activities used cash resources of $1,250,300 for the three months ended March 31, 2006, which are mainly devoted to the deposits paid for acquisition of properties.

During the three months ended March 31, 2006, our total loan balance increased from $6,380,156 as of December 31, 2005 to $7,316,281. This increase was primarily attributable to the new loan of $1,247,349 obtain in this quarter.

We anticipate that our current available funds, cash inflows from providing property agency services and underwriting services and sales proceeds from disposal of properties acquired will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs through 2006.  We also expect SZGFH can contribute cash flow to the Company as it will start its property management business in the second quarter of 2006.  However, we may need to raise additional funds in the future in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict. If we do need to raise such additional funds, we expect to raise those funds through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

ITEM 3.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at March 31, 2006, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls for financial reporting.

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

SUNRISE REAL ESTATE DEVELOPMENT GROUP, INC.

Date: May 15, 2006	By:	/s/ Lin, Chi-Jung

Lin, Chi-Jung, Chief Executive Officer

Date: May 15, 2006	By:	/s/ Art Honanyan

Art Honanyan, Chief Financial Officer