Form 10QSB
period 2006-06-30
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2006-08-17
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________
Commission File Number 000-32585

SUNRISE REAL ESTATE GROUP, INC.
(FORMERLY SUNRISE REAL ESTATE DEVELOPMENT GROUP INC.)

(Exact Name of Small Business Issuer as Specified in its Charter)

Texas	75-2713701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 701, No. 333, Zhaojiabang Road
Shanghai, PRC 200032
(Address of principal executive offices)

Issuer's telephone number: + 86-21-6422-0505

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 2006 - 23,001,614 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

For the Quarter Ended June 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,440,191	$855,588
Accounts receivable	2,399,671	1,359,246
Deposits for acquisition of properties (Note 7)	2,531,649	4,150,476
Promissory deposits (Note 3)	554,917	247,924
Amounts due from venturers	1,876,332	820,040
Other receivables and deposits (Note 4)	500,190	168,709

Total current assets	9,302,950	7,601,983

Plant and equipment - net (Note 5)	553,747	531,458
Deferred tax assets (Note 6)	205,647	144,333
Deposits for acquisitions of properties (Note 7)	12,729,746	7,488,899
Goodwill	202,767	187,783

Total assets	$22,994,857	$15,954,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 8)	$1,567,925	$1,073,650
Promissory notes payable (Note 9)	1,332,950	1,123,962
Accounts payable	186,641	73,522
Amounts due to venturers (Note 10)	2,023,539	-
Amount due to director (Note 11)	172,997	169,416
Other payables and accrued expenses (Note 12)	701,260	1,914,622
Other tax payable (Note 13)	307,181	158,439
Income tax payable	1,320,125	511,700
Total current liabilities	7,612,618	5,025,311

Commitments and contingencies (Note 14)	-	-

Long-term bank loans (Note 8)	5,626,848	5,306,506

Minority interest	209,300	223,580

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 22,996,614 shares issued and outstanding	229,966	216,366
Additional paid-in capital	2,913,844	2,233,844
Statutory reserve (Note 15)	241,664	241,664
Retained earnings	5,930,056	2,559,836
Accumulated other comprehensive income (Note 16)	230,561	147,349
Total shareholders’ equity	9,546,091	5,399,059
Total liabilities and shareholders’ equity	$22,994,857	$15,954,456

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

		(Unaudited)

Net revenue	$5,354,935	$2,363,709	$9,954,349	$4,228,298

Cost of revenue	(1,695,959)	(804,259)	(3,599,487)	(1,258,428)

Gross profit	3,658,976	1,559,450	6,354,862	2,969,870

Operating expenses	(235,375)	(292,568)	(437,747)	(551,431)

General and administrative expenses	(627,542)	(597,826)	(1,350,843)	(1,155,763)

Operating profit	2,796,059	669,056	4,566,272	1,262,676

Interest income	1,606	3,912	3,081	5,277

Other income, net	8,582	53,486	10,748	53,659

Interest expenses	(126,988)	(39,255)	(256,753)	(72,918)

Profit before income tax and minority interest	2,679,259	687,199	4,323,348	1,248,694

Income tax	(594,381)	(107,876)	(895,524)	(163,289)

Profit before minority interest	2,084,878	579,323	3,427,824	1,085,405

Minority interest	(29,576)	(13,765)	(57,604)	(24,524)

Net profit	$2,055,302	$565,558	$3,370,220	$1,060,881

Earnings per share - basic	$0.09	$0.03	$0.15	$0.05

Weighted average common shares outstanding- basic	22,996,614	21,636,614	22,996,614	21,636,614

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Expressed in US Dollars)
	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$3,370,220	$1,060,881
Adjustments to reconcile net income to
net cash provided by/(used in) operating activities
Depreciation of plant and equipment	70,070	64,365
Loss on disposal of fixed assets	1,042	11,763
Deferred tax credit	(59,757)	-
Minority interest	57,604	24,524
Change in:
Accounts receivable	(3,467,702)	742,107
Promissory deposits	(303,421)	187,278
Other receivables and deposits	(325,465)	(58,331)
Accounts payable	111,961	(177,810)
Amounts with venturers	970,226	-
Deferred commission income	398,381	-
Other payables and accrued expenses	(606,082)	(1,229,747)
Interest payable on promissory notes	32,950	-
Interest payable on amount due to director	3,581	-
Other tax payable	146,670	(97,476)
Income tax payable	800,272	39,072
Net cash provided by operating activities	1,200,550	566,626

Cash flows from investing activities
Acquisition of plant and equipment	(89,937)	(55,910)
Proceeds from disposal of plant and equipment	-	4,410
Deposits paid for acquisition of properties	(1,456,782)	(798,826)
Acquisition of equity interest in subsidiary	(60,000)	-
Net cash (used in)/provided by investing activities	(1,606,719)	850,326

Cash flows from financing activities
Bank loan obtained	2,079,339	(129,337)
Bank loans repayment	(1,325,073)	-
Repayment of promissory note	(123,962)	-
Proceeds from promissory note	300,000	362,472
Capital contribution from minority interest	47,469	12,082
Advances from director	-	169,159
Net cash provided by financing activities	977,773	414,376

Effect of exchange rate changes on cash and cash equivalents	12,999	-

Net increase in cash and cash equivalents	584,603	130,676
Cash and cash equivalents at beginning of period	855,588	969,913
Cash and cash equivalents at end of period	$1,440,191	$1,100,589

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	137,453	124,216
Interest paid	223,803	41,724
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

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, namely, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH.

SHXJY, SZXJY, BJXJY, SHSY and SZGFH commenced operations in November 2001, June 2004, January 2004, February 2004 and January 2005, respectively. Each of SXJY, SZXJY, BJXJY, SHSY and SZGFH has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

On August 31, 2004, Sunrise Real Estate Group, Inc. (“SRRE”), CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e., Ace Develop, entered into an exchange agreement under which SRRE issued 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

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

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On April 25, 2006, Articles of Amendment were filed with the Texas Secretary of State changing the name of Sunrise Real Estate Development Group, Inc. to Sunrise Real Estate Group, Inc., and became effective from May 23, 2006

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY, SHSY and SZGFH are collectively referred to as “the Company” hereafter.

The principal activities of the Company are the provision of property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with SFAS 52. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

Exchange rate between US$ and RMB had a little fluctuation during the periods presented. The rates ruling as of June 30, 2006 and December 31, 2005 are US$1: RMB7.9956 and US$1: RMB8.067, respectively.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or when we can confirm that the balance of the bank loan to the buyer has been approved, or recognized under the sales schedule of agency sales agreement with developer.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance includes the deposits of $250,138 placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

The balance includes the RMB deposit of $304,292 and accrued interest of $487 thereon. This RMB promissory deposit is paid by SHSY to secure the USD borrowing of $300,000 under the promissory note mentioned in Note 9, which bears interest rate at a rate similar to the prevailing bank deposit interest rate of 0.72% per annum.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	June 30,	December 31,
	2006	2005
	(unaudited)
Advances to staff	$44,875	$13,322
Rental deposits	54,612	54,580
Prepaid rental	181,392	-
Other receivables	219,311	100,807
	$500,190	$168,709

NOTE 5 - PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2006	2005
	(unaudited)
Furniture and fixtures	$58,766	$57,811
Computer and office equipment	196,476	182,867
Motor vehicles	612,005	532,887
	867,247	773,565
Less: Accumulated depreciation	(313,500)	(242,107)
	$553,747	$531,458

NOTE 6 - DEFERRED TAX ASSETS

The components of deferred tax assets are as follows:

Tax effect on deferred commission income (Note 7)
(unaudited)
The balance of deferred tax assets on December 31, 2005	$144,333
Tax effect on deferred commission income for the period	59,757
Effect on change in exchange rate	1,557
The balance of deferred tax assets on June 30, 2006	$205,647

NOTE 7 - DEPOSITS FOR ACQUISITION OF PROPERTIES

	June 30,	December 31,
	2006	2005
	(unaudited)
Deposits paid for acquisition of properties	$16,632,373	$12,601,596
Less: Deferred commission income from properties acquired	(1,370,978)	(962,221)
	$15,261,395	$11,639,375

During the past two years, the Company entered into sales and purchase agreements to acquire three floors and eleven units of a commercial building at an aggregate consideration of $16,632,373, which is under development in Suzhou, the PRC. As of June 30, 2006, all the deposits have been paid to the property developer. As the Company acts as that property developer’s sole distribution agent and earns commission income, the corresponding commission income of $1,370,978 generated from the properties purchased by the Company was therefore deferred and offset against the deposits paid. The properties under development have been completed on March 31, 2006, and the title of these properties has not been transferred to the Company as of June 30, 2006. The Company decided that one floor and five units will be held for sale, one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. Accordingly, deposits of $2,531,649 paid for the properties available for sale were classified as current assets.

NOTE 8 - BANK LOANS

Bank loans are guaranteed by the property developer mentioned in Note 7 above, bear interest at banks’ prevailing rates ranging from 5.85% to 6.435% per annum, and are repayable within five years by monthly installments. The bank loans will be secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

NOTE 9 - PROMISSORY NOTES PAYABLE

The balance includes a promissory note of $400,000 and accrued interest of $10,000 thereon. The promissory note of $400,000 bears interest at a rate of 5% per annum. The promissory note is unsecured and the term of repayment is not specifically defined.

The balance includes a promissory note of $300,000 and accrued interest of $15,000 thereon. This promissory note of $300,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and will be repayable before October 31, 2006.

The balance includes another promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and will be repayable before December 27, 2006.

The balance includes another promissory note of $300,000 and accrued interest of $7,950 thereon. This promissory note of $300,000 bears interest at a rate of 12% per annum. This promissory note is secured by the RMB promissory deposit of $300,000 paid by SHSY mentioned in Note 3 and the term of repayment is not specifically defined.

NOTE 10 - AMOUNTS DUE TO VENTURERS

The Company has entered into co-operation agreements with two venturers (one of them is an independent third party; the other is the Company’s ex-director, Chang Shu-Ching) to jointly carry out a property underwriting project for a commercial building under development in Suzhou, the PRC. According to the agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the project, respectively.

NOTE 11 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of June 30, 2006, the balance includes principal of $159,026 and accrued interest of $13,971 thereon. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2006	2005
	(unaudited)
Accrued staff commission & bonus	$332,573	$1,022,333
Other payables	368,687	198,689
Accrued consulting services fees	-	693,600
	$701,260	$1,914,622

NOTE 13 - OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered.

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the six months ended June 30, 2006 and 2005, the Company incurred lease expenses amounting to $169,448 and $150,530, respectively. As of June 30, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30,	December 31,
	2006	2005
	(unaudited)
Within one year	$187,123	$183,816
Two to five years	-	46,169
Operating lease commitments	$187,123	$229,985

In order to distribute all the properties of the property underwriting project mentioned in Note 7 above, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2006, 7 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 5% of total area under these lease commitments.

As of June 30, 2006, the lease commitments under the above promotional package are as follows:

	June 30,	December 31,
	2006	2005
	(unaudited)
Within one year	$2,738,669	$1,630,983
Two to five years	9,845,121	9,210,256
Over five years	3,097,238	4,216,715
Operating lease commitments arising from the promotional package	$15,681,028	$15,057,954

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2006, the compensation to terminate all leasing agreements is approximately $3.3 million. As of June 30, 2006, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

Other commitments

One of the buyers of the properties of the property underwriting project mentioned above appointed the Company as an agent to sell the properties held by him. In accordance with this agreement with the buyer, the Company must sell the said properties on or before November 30, 2006; otherwise, the Company has to acquire the properties at a consideration of $4,462,225 or pay compensation of $1,050,795 to the buyer. In July, 2006, the Company has sold 10% of total area of these properties at a consideration of $484,768, and we expect we can sell out all these properties on or before November 30, 2006.

NOTE 15 - STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer a least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 2006, the only component of accumulated other comprehensive income was translation reserve.

NOTE 17 - CONCENTRATION OF CUSTOMERS

During the three months and six months ended June 30, 2006 and 2005, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended June 30,		Percentage of Net Sales Six Months Ended June 30,		Percentage of Accounts Receivable as of June 30,
	2006	2005	2006	2005	2006	2005

Customer A	72%	23%	75%	41%	75%	58%
Customer B	*	16%	*	*	*	*
Customer C	*	14%	*	12%	*	18%
Customer D	*	12%	*	11%	*	*
Customer E	*	12%	*	*	*	*

* less than 10%

NOTE 18 - NON-CASH ACTIVITIES

During the six months ended June 30, 2006, deposits for the acquisition of properties were settled by the accounts receivable from the property developer from whom the properties were acquired, and accrued consulting services fees were settled by the issuance of common stock.

The non-cash financial information is as follows:

Six months Ended June 30, 2006
Deposits for acquisition of properties	$2,443,999
Accrued consulting services fees	693,600
$3,137,599
Satisfied by:
Accounts receivable	$2,443,999
Issuance of common stock	693,600
$3,137,599

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

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

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary then, SHXJY, contracted with property developers to market and sells their newly developed property units; in return we earned a commission fee calculated as a percentage of the sales price. SHXJY has focused its sales on the whole China market, especially at the secondary city level. To expand our agency business, SHXJY has established branches in NanChang, YangZhou, ZhenJiang and NanJing; subsidiaries in Suzhou and Beijing; and we also plan to establish a new subsidiary in Suzhou, named Suzhou Shangyang Real Estate Agency Co., Ltd. (“SZSY”). Because of our diverse market locations, our performance did not decline in the first two quarters of 2006 under the current macro economic policies, and we plan to continue this stable growth trend in 2006. We expect our business operation in SHXJY will demonstrate a revenue growth in 2006.

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model (the “Underwriting Model”) whereby our commission was not calculated as a percentage of the sales price. Instead, our commission revenue is equal to the price difference between the final sales price and the underwriting price. In this model, we negotiate with the developer for an underwriting price that is as low as possible, with the guarantee that all units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that, if there are any unsold units on the expiry date, we may have to absorb the unsold units from developers at the underwriting price, and hold these units in our inventory or as investments.

SHSY has entered into a Property Underwriting Agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price. Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $51.64 million, we started selling units in the building in December 2004, and as of July 17, 2006, we achieved the sales target by selling 46,138 square meters with a total sales price of $67.38 million. The properties under development have been completed on March 31, 2006, and the title of properties has been transferred to the buyer. However, there are still unsold properties with floor area of 955 square meters, which represents 2% of total floor area underwritten, as of July 17, 2006. We expect we can sell the unsold properties out in the third quarter of 2006.

For the past two years, we have also made some property investments in Suzhou by acquiring three floors and eleven units of the aforesaid building at an aggregate consideration of $16,632,373. The Company decided that one floor and five units will be held for sale, one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purpose. As of June 30, 2006, all the deposits have been paid to the property developer. The properties under development have been completed on March 31, 2006, and the title of these properties has not been transferred to the Company as of June 30, 2006. We also plan to sell out one floor, which is under current assets in the third quarter of 2006.

In order to distribute all the properties of the aforesaid property underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and as of July 17, 2006, 11 sub-leasing agreements have been signed, the area of these sub-leasing agreements represent 14% of total area under these lease commitments. We expect the income from the sub-leasing business could cover the lease commitments for the leasing period as a whole.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB

In addition to historical information, this Form 10-QSB contains forward-looking statements. Forward-looking statements are based on our current beliefs and expectations, information currently available to us, estimates, projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standard (“SFAS”) No. 123, (SFAS 123R) Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity, equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. For small business issuers, SFAS 123R is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 123R has no material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although earlier application of the provisions of the interpretation is encouraged. The Company has not yet determined what the implications of its adoption, if any, will be on the consolidated financial position or results of operations.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or when we can confirm that the balance of the bank loan to the buyer has been approved, or recognized under the sales schedule of agency sales agreement with developer.

Commission revenue from underwriting service is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer has confirmed that the predetermined level of sales proceeds have been received from buyers.

Revenue from marketing consultancy services is recognized when services are provided to clients.

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2006, with comparisons to the historical three and six months ended June 30, 2005.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2006	% to total	2005	% to total	% change	2006	% to total	2005	% to total	% change
Agency sales	1,508,152	28.2	1,665,946	70	(9)	2,502,873	25.1	2,482,994	59	1
Underwriting sales	3,841,348	71.7	697,763	30	451	7,446,041	74.8	1,745,304	41	327
Property Management	5,435	0.1	-	-	n/a	5,435	0.1	-	-	n/a
Net revenue	5,354,935	100	2,363,709	100	127	9,954,349	100	4,228,298	100	135

The net revenue of the second quarter, 2006 was $5,354,935, which increased 127% from $2,363,709 of the second quarter, 2005. The total net revenue of the first two quarters of 2006 was $9,954,349, which increased 135% from $4,228,298 of the first two quarters of 2005. In the second quarter of 2006, agency sales represented 28.2% of the total net revenue, underwriting sales represented 71.7% and property management represented 0.1%. In the first two quarters of 2006, agency sale represented 25.1% of the total net revenue, underwriting sales represented 74.8% and property management represented 0.1%. The increase in net revenue in the second quarter and first two quarters, 2006 was mainly due to the increase in our underwriting sales revenues.

Agency sales

In the second quarter of 2006, 28.2% of our net revenue was due to agency sales, which were from the business activities of SHXJY and its subsidiaries. Net revenue of agency sales in the second quarter of 2006 decreased 9% compared with same period in 2005. The reason for the decrease is that there are two projects, where we are in negotiation with the developers on the revision of base price and other terms. The revenue of these projects was about $1 million; this revenue was not recognized in the second quarter of 2006. We expect that it will be recognized in the following quarter of 2006.

The net revenue of agency sales in the first two quarters of 2006 was nearly identical to that of the same period in 2005. In the first two quarters of 2006, there were 26 agency sales projects that contributed net revenue to the Company, compared with 23 projects in the same period in 2005. Because of our diverse market location and our professional performance in our agency sales business, the current macro economic policies have had little impact on our agency sales performance. We hope we can keep this stable growth trend in our agency sales business in 2006.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $51.64 million. Property underwriting sales is comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as an investment.

We started selling units in the building in December, 2004, and as of June 30, 2006, we have achieved the sales target by selling 45,675 square meters with a total sales price of $66.75 million and this underwriting project has contributed a total net revenue of $11,984,799 to the Company. However, there are still unsold properties with floor area of 955 square meters, which represents 2% of total floor area underwritten, as of July 17, 2006. We expect we can sell the unsold properties out in the third quarter of 2006. As we approach the completion of this project, the property developer will gradually receive all sales proceeds from the buyers; at that time, we can recognize the total underwriting sales revenue of this project.

Property Management

In order to distribute all the properties of the aforesaid underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn the rental income. As of June 30, 2006, 7 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 5% of total area under these leasing agreements. We expect the income from the sub-leasing business can keep a stable growth trend in 2006 and can cover the lease commitments in the leasing period as a whole.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2006	% to total	2005	% to total	% change	2006	% to total	2005	% to total	% change
Agency sales	664,889	39	579,775	72	15	1,081,193	30	929,503	74	16
Underwriting sales	764,473	45	224,484	28	241	2,251,697	63	328,925	26	585
Property Management	266,597	16	0	0	n/a	266,597	7	0	0	n/a
Net revenue	1,695,959	100	804,259	100	111	3,599,487	100	1,258,428	100	186

The cost of revenue of the second quarter of 2006 was $1,695,959, which increased 111% from $804,259 of the second quarter of 2005. The total cost of revenue of the first two quarters of 2006 was $3,599,487, which increased 186% from $1,258,428 of the first two quarters of 2005. In the second quarter of 2006, agency sales represented 39% of the total cost of revenue, underwriting sales represented 45% and property management represented 16%. In the first two quarters of 2006, agency sale represented 30% of the total cost of revenue, underwriting sales represented 63% and property management represented 7%. The increase in cost of revenue in the second quarter and first two quarters of 2006 was mainly due to the increase in our underwriting sales and property management.

Agency sales

The cost of revenue for agency sales in the first two quarter of 2006 increased 16% from the same period in 2005. The primary reason was:

i)
The increase of agency sales projects in the first two quarters of 2006. In the first two quarters of 2006, there were 26 agent sales projects contributed net revenue to the Company, compared to 23 projects in the same period in 2005.

ii)
To expand our agency sales business to diverse market location, SHXJY established branches in ZhenJiang and NanJing in March, 2006 and December, 2005 respectively. The cost of revenue of these two branches in the first two quarters of 2006 was $103,571.

Underwriting sales

The Company has entered into co-operation agreements with two venturers to jointly carry out the underwriting project mentioned above. According to the agreements, the venturers are entitled to share 35% of the net results of the underwriting project.

A significant factor contributing to the increase of the cost of underwriting sales was that in the first two quarters of 2006, we recognized the profit sharing as the cost of the underwriting project of $2,014,519, which represented 89% of total underwriting sales cost in the first two quarters of 2006, and there was no such cost in the same period of 2005.

Property Management

In order to distribute all the properties of the aforesaid underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and we recognized the rental return under these leasing agreements as our cost in the second quarter of 2006.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2006	% to total	2005	% to total	% change	2006	% to total	2005	% to total	% change
Agency sales	210,868	90	269,485	92	(22)	398,364	91	498,122	90	(20)
Underwriting sales	18,824	8	23,083	8	(18)	32,107	7	53,309	10	(40)
Property Management	5,683	2	0	0	n/a	7,276	2	0	0	n/a
Net revenue	235,375	100	292,568	100	(20)	437,747	100	551,431	100	(21)

The operating expenses of the second quarter of 2006 were $235,375, which decreased 20% from $292,568 of the second quarter of 2005. The total operating expenses of the first two quarters of 2006 were $437,747, which decreased 21% from $551,431 of the first two quarters of 2005. In the second quarter of 2006, agency sales represented 90% of the total operating expenses, underwriting sales represented 8% and property management represented 2%. In the first two quarters of 2006, agency sale represented 91% of the total operating expenses, underwriting sales represented 7% and property management represented 2%. This decrease was mainly due to our efficient cost control performed in the Company.

Agency sales

The operating expenses for agency sales in the first two quarters of 2006 decreased 20% from the same period in 2005. This decrease was mainly due to the decrease in the staff cost and travel expenses of SHXJY and its subsidiaries and branches in the first two quarters of 2006; comparing to the same period in 2005, the decrease of such expenses was $85,347.

Underwriting sales

The operating expenses for underwriting sales in the first two quarters of 2006 decreased 40% from the same period in 2005. This decrease was mainly due to the decrease in the staff cost, travel expenses and official expenses of SHSY in the first two quarters of 2006; comparing to the same period in 2005, the decrease of such expenses was $18,965.

Property management

To the end of June 30, 2006, SZGFH is still at the start-up stage, and there was a low level of daily operating expenses incurred in the first two quarters of 2006. Following the development of SZGFH, the operating expenses will be increased to support the business of property management.

General and Administrative Expenses

The general and administrative expenses in the second quarter of 2006 were $627,542, increasing 5% from $597,826 in the second quarter of 2005. The general and administrative expenses in the first two quarters of 2006 were $1,350,843, increasing 17% from $1,155,763 in the first two quarters of 2005. The increase in general and administrative expenses was mainly due to:

i)
The increase in professional fees for the maintenance of the Company’s listing status, e.g., audit, legal and other professional fees in the first two quarters of 2006; comparing to the same period in 2005, the increase of such expenses was $59,943.

ii)	The increase in salary and office furnishing expenses of SRRE in the first two quarters of 2006; compared to the same period in 2005, the increase of such expenses was $96,048.

iii)
The expansion of our agency sales business to diversified market locations also increased the general and administrative expenses of agency sales business in the first two quarter of 2006; compared to the same period in 2005, the increase of such expenses was $89,282.

Interest Expenses

Interest expenses in the second quarter of 2006 were $126,988, increasing 223% from $39,255 in the same period in 2005. Interest expenses in the first two quarters of 2006 were $256,753, increasing 252% from $72,918 in the same period in 2005. The interest expenses were mainly incurred for bank loans and promissory notes payable. The increase was mainly due to increases in interest on bank loans for the acquisition of properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans.

Our accounts receivable balance at June 30, 2006 was $2,399,671.

We ended the period with a cash position of $1,440,191. We had positive operating cash flow of $1,200,550. This was primarily attributable to the collection of trade receipts from agency business.

The Company’s investing activities used cash resources of $1,606,719 for the six months ended June 30, 2006, which was mainly devoted to the deposits paid for acquisition of properties.

The Company’s financing activities provided cash resources of $977,773 for the six months ended June 30, 2006, which was primarily attributable to the new loan of $2,079,339 obtained in the first two quarters of 2006.

We anticipate that our current available funds, cash inflows from providing property agency services and underwriting services and sales proceeds from disposal of properties acquired will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs through 2006. We also expect SZGFH can contribute cash flow to the Company as it started its property management business in the second quarter of 2006.

We also plan to raise additional funds in the future in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict, through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions. On June 15, 2006, the Company engaged Midtown Partners & Co., LLC as the Company’s exclusive placement agent in connection with a proposed placement in the United States of up to Five million dollars of the Company’s securities upon the terms and conditions set forth in Exhibit 10.3 (Placement Agent Agreement dated June 15, 2006 between the Company and Midtown Partners & Co., LLC). There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

ITEM 3. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2006, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls for financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2006, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with Midtown Partners & Co., LLC (“Midtown”) whereby the Company engaged Midtown as the Company’s exclusive placement agent in connection with a proposed private placement in the United States of up to $5,000,000 of the Company’s securities (the “Financing”). The securities offered under the Financing are expected to be Series A Senior Convertible Debentures (the “Debentures”), Series A Warrants and Series B Warrants. Midtown has agreed that the Financing offered and sold by it has been and will be offered and sold only to Accredited Investors in accordance with Rule 506 of Regulation D of the Securities Act of 1933, as amended.

No securities have been issued pursuant to the Financing during the period covered by this report. However, pursuant to the Placement Agent Agreement, in partial consideration for the performance by Midtown of the services set forth therein, on July 21, 2006, the Company issued to Midtown as an engagement fee 5,000 unregistered shares of common stock to be registered on the Company’s next registration statement and 15,000 underlying warrants with a 5-year term from issuance. The Company has agreed to register the warrants on its next registration statement. The warrants have a cashless exercise provision and are exercisable at a price of $2.25. If Midtown receives subscriptions covered by the Placement Agent Agreement, Midtown will be entitled to additional fees as set forth in the Placement Agent Agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31,2003 filed on April 14, 2004.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC.

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.

31.1	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: August 14, 2006	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 14, 2006	By:	/s/ Art Honanyan
Art Honanyan, Chief Financial Officer