Form 10QSB
period 2006-09-30
SUNRISE REAL ESTATE DEVELOPMENT GROUP INC
filed 2006-11-14
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 10, 2006 - 23,001,614 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

For the Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30, 2006	December 31, 2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$878,637	$855,588
Accounts receivable	3,139,678	1,359,246
Deposits for acquisition of properties (Note 7)	592,539	4,150,476
Promissory deposits (Note 3)	252,886	247,924
Amounts due from venturers (Note 10)	1,896,949	820,040
Other receivables and deposits (Note 4)	811,279	168,709

Total current assets	7,571,968	7,601,983

Plant and equipment - net (Note 5)	541,719	531,458
Deferred tax assets (Note 6)	189,467	144,333
Deposits for acquisitions of properties (Note 7)	12,869,620	7,488,899
Goodwill	204,849	187,783

Total assets	$21,377,623	$15,954,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 8)	$1,385,556	$1,073,650
Promissory notes payable (Note 9)	1,012,500	1,123,962
Accounts payable	28,847	73,522
Amounts due to venturers (Note 10)	2,072,810	-
Amount due to director (Note 11)	176,813	169,416
Other payables and accrued expenses (Note 12)	630,728	1,914,622
Other tax payable (Note 13)	172,185	158,439
Income tax payable	1,235,322	511,700

Total current liabilities	6,714,761	5,025,311

Commitments and contingencies (Note 15)

Long-term bank loans (Note 8)	4,723,826	5,306,506

Minority interest	261,619	223,580

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,001,614 and 21,636,614 shares issued and outstanding as of September 30, 2006 and December 31, 2006, respectively	230,016	216,366
Additional paid-in capital	2,922,997	2,233,844
Statutory reserve (Note 16)	241,664	241,664
Retained earnings	5,941,851	2,559,836
Accumulated other comprehensive income (Note 17)	340,889	147,349

Total shareholders’ equity	9,677,417	5,399,059

Total liabilities and shareholders’ equity	$21,377,623	$15,954,456

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

		(Unaudited)

Net revenue	$2,760,874	$1,978,409	$12,715,223	$6,206,707

Cost of revenue	(1,511,759)	(759,297)	(5,111,246)	(2,017,725)

Gross profit	1,249,115	1,219,112	7,603,977	4,188,982

Operating expenses	(259,381)	(271,764)	(697,128)	(823,195)

General and administrative expenses	(720,890)	(647,113)	(2,071,733)	(1,802,876)

Operating profit	268,844	300,235	4,835,116	1,562,911

Interest income	2,478	2,353	5,559	7,630

Other income, net	2,269	13,084	13,017	66,743

Interest expenses	(137,202)	(51,423)	(393,955)	(124,341)

Profit before income tax and minority interest	136,389	264,249	4,459,737	1,512,943

Income tax	(149,933)	(93,580)	(1,045,457)	(256,869)

(Loss)/profit before minority interest	(13,544)	170,669	3,414,280	1,256,074

Minority interest	25,339	(33,108)	(32,265)	(57,632)

Net profit	$11,795	$137,561	$3,382,015	$1,198,442

Earnings per share
- basic and fully diluted	$0.00	$0.01	$0.15	$0.06

Weighted average common shares outstanding
- basic and fully diluted	23,001,614	21,636,614	23,001,614	21,636,614

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Expressed in US Dollars)
	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities
Net income	$3,382,015	$1,198,442
Adjustments to reconcile net income to
net cash provided by/(used in) operating activities
Depreciation of plant and equipment	108,469	98,559
Loss on disposal of fixed assets	2,108	12,243
Deferred tax credit	(42,245)	-
Minority interest	32,265	57,632
Change in:
Accounts receivable	(3,983,594)	821,765
Promissory deposits	-	126,865
Other receivables and deposits	(629,480)	(37,617)
Accounts payable	(45,586)	(191,172)
Amounts with venturers	992,247	-
Deferred commission income	278,207	-
Other payables and accrued expenses	(595,580)	(1,274,960)
Interest payable on promissory notes	12,500	-
Interest payable on amount due to director	7,397	-
Other tax payable	10,446	(86,702)
Income tax payable	704,710	1,858
Net cash provided by operating activities	233,879	726,913

Cash flows from investing activities
Acquisition of plant and equipment	(110,335)	(65,775)
Proceeds from disposal of plant and equipment	-	4,777
Deposits paid for acquisition of properties	(2,085,936)	(798,826)
Refund of deposits paid for acquisition of properties	2,488,916	-
Acquisition of equity interest in subsidiary	(60,000)	39,714
Net cash provided by/(used in) investing activities	232,645	(820,110)

Cash flows from financing activities
Bank loan obtained	2,085,936	(195,434)
Bank loans repayment	(2,479,572)	-
Repayment of promissory note	(723,962)	-
Proceeds from promissory note	600,000	120,824
Capital contribution from minority interest	47,469	12,082
Advances from director	-	106,432
Net cash (used in)/provided by financing activities	(470,129)	43,904

Effect of exchange rate changes on cash and cash equivalents	26,654	1,521

Net increase/(decrease) in cash and cash equivalents	23,049	(47,772)
Cash and cash equivalents at beginning of period	855,588	969,913
Cash and cash equivalents at end of period	$878,637	$922,141

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	364,914	253,679
Interest paid	381,455	117,362
Non-cash activities (Note 20)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively holds 80% equity interest in SZXJY.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH.

SHXJY, SZXJY, BJXJY, SHSY and SZGFH commenced operations in November 2001, June 2004, January 2004, February 2004 and January 2005, respectively. Each of SXJY, SZXJY, BJXJY, SHSY and SZGFH has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

On August 31, 2004, Sunrise Real Estate Group, Inc. (“SRRE”), CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e., Ace Develop, entered into an exchange agreement under which SRRE issued 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

Also on August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e., Ace Develop, Planet Tech and Systems Tech, entered into an exchange agreement under which SRRE issued 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop. Regarding the 10,000,000 shares of common stock of SRRE issued in this transaction, SRRE issued 8,500,000 shares to Ace Develop, 750,000 shares to Planet Tech and 750,000 shares to Systems Tech.

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

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On April 25, 2006, Sunrise Estate Development Group, Inc. filed Articles of Amendment with the Texas Secretary of State, changing the name of Sunrise Real Estate Development Group, Inc. to Sunrise Real Estate Group, Inc., effective from May 23, 2006.

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, BJXJY, SHSY and SZGFH are sometimes hereinafter collectively referred to as “the Company.”

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

Exchange rate between US$ and RMB had a little fluctuation during the periods presented. The rates ruling as of September 30, 2006 and December 31, 2005 are US$1: RMB7.9087 and US$1: RMB8.067, respectively.

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

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

NOTE 3 - PROMISSORY DEPOSITS

The balance includes the deposits of $252,886 placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	September 30, 2006	December 31, 2005
	(unaudited)
Advances to staff	$255,954	$13,322
Rental deposits	52,475	54,580
Prepayments	133,417	-
Prepaid rental	148,288	-
Other receivables	221,145	100,807
	$811,279	$168,709

NOTE 5 - PLANT AND EQUIPMENT, NET

	September 30, 2006	December 31, 2005
	(unaudited)
Furniture and fixtures	$59,411	$57,811
Computer and office equipment	215,761	182,867
Motor vehicles	619,001	532,887
	894,173	773,565
Less: Accumulated depreciation	(352,454)	(242,107)
	$541,719	$531,458

NOTE 6 - DEFERRED TAX ASSETS

The components of deferred tax assets are as follows:

Tax effect on deferred commission income (Note 7)
(unaudited)

The balance of deferred tax assets on December 31, 2005	$144,333
Tax effect on deferred commission income for the period	42,245
Effect on change in exchange rate	2,889
The balance of deferred tax assets on September 30, 2006	$189,467

NOTE 7 - DEPOSITS FOR ACQUISITION OF PROPERTIES

	September 30, 2006	December 31, 2005
	(unaudited)
Deposits paid for acquisition of properties	$14,725,269	$12,601,596
Less: Deferred commission income from properties acquired	(1,263,110)	(962,221)
	$13,462,159	$11,639,375

During the past two years, the Company entered into sales and purchase agreements to acquire two floors and nine units of a commercial building at an aggregate consideration of $14,725,269, which is under development in Suzhou, the PRC. As of September 30, 2006, all the deposits have been paid to the property developer. As the Company acts as that property developer’s sole distribution agent and earns commission income, the corresponding commission income of $1,263,110 generated from the properties purchased by the Company was therefore deferred and offset against the deposits paid. The properties under development were completed on March 31, 2006, and title to these properties has not been transferred to the Company as of September 30, 2006. The Company decided that three units will be held for sale, one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. Accordingly, deposits of $849,009 paid for the properties available for sale were classified as current assets.

NOTE 8 - BANK LOANS

Bank loans are guaranteed by the property developer mentioned in Note 7 above, bear interest at prevailing rates ranging from 5.85% to 6.435% per annum, and are repayable within five years by monthly installments. The bank loans will be secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

NOTE 9 - PROMISSORY NOTES PAYABLE

The balance includes a promissory note of $400,000 and accrued interest of $5,000 thereon. The promissory note of $400,000 bears interest at a rate of 5% per annum. The promissory note is unsecured and the term of repayment is not specifically defined.

The balance includes a promissory note of $300,000 and accrued interest of $3,750 thereon. This promissory note of $300,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

The balance includes another promissory note of $300,000 and accrued interest of $3,750 thereon. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and will be repayable before December 27, 2006.

NOTE 10 - AMOUNTS DUE FROM/TO VENTURERS

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

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of September 30, 2006, the balance includes principal of $159,026 and accrued interest of $17,787 thereon. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30, 2006	December 31, 2005
	(unaudited)
Accrued staff commission & bonus	$304,007	$1,022,333
Accrued consulting services fees	-	693,600
Rental deposits received	149,858	-
Other payables	176,863	198,689
	$630,728	$1,914,622

NOTE 13 - OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered.

NOTE 14 - EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of our outstanding warrants, if including such instruments is dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted average shares outstanding used to compute basic earnings per share	23,001,614	21,636,614	23,001,614	21,636,614

Diluted effect of warrants	-	-	-	-

Total weighted average shares of dilutive securities outstanding used to compute diluted earnings per share	23,001,614	21,636,614	23,001,614	21,636,614

For the three months and the nine months ended September 30, 2006, 15,000 common shares potentially issuable under our warrants were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., increased the net income per share).

NOTE 15- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the nine months ended September 30, 2006 and 2005, the Company incurred lease expenses amounting to $233,481 and $249,942, respectively. As of September 30, 2006, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
Within one year	$145,734	$183,816
Two to five years	-	46,169
Operating lease commitments	$145,734	$229,985

In order to distribute the properties of the property underwriting project mentioned in Note 7 above, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2006, 29 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 27% of total area under these lease commitments.

As of September 30, 2006, the lease commitments under the above promotional package are as follows:

	September 30, 2006	December 31, 2005
	(unaudited)
Within one year	$2,803,857	$1,630,983
Two to five years	9,602,361	9,210,256
Over five years	2,891,495	4,216,715
Operating lease commitments arising from the promotional package	$15,297,713	$15,057,954

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined amount of compensation. As of September 30, 2006, the compensation to terminate all leasing agreements is $3,325,579. As of September 30, 2006, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

Other commitments

One of the buyers of the properties of the property underwriting project mentioned above appointed the Company as an agent to sell the properties held by him. As of September 30, 2006, the Company has sold 30% of total area of these properties at a consideration of $1,423,142. In accordance with this agreement with the buyer, the Company must sell the remaining properties on or before November 30, 2006; otherwise, the Company has to acquire the properties at a consideration of $3,605,435 or pay compensation of $849,032 to the buyer. We expect we can sell out all these properties on or before November 30, 2006.

NOTE 16 - STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer a least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 2006, the only component of accumulated other comprehensive income was translation reserve.

NOTE 18 - WARRANTS

On June 15, 2006, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with Midtown Partners & Co., LLC (“Midtown”) whereby the Company engaged Midtown as the Company’s exclusive placement agent, for a four month period expiring on October 14, 2006. Upon execution of the Placement Agent Agreement, the Company issued to Midtown as an engagement fee 5,000 unregistered shares of common stock and 15,000 underlying warrants. The warrants were issued with an exercise price of $2.25 per share with a 5-year term from issuance and valued at $203. The warrants are considered an equity instrument, and all other criteria in EITF 00-19 required for the instrument to be accounted for as an equity instrument have been fulfilled.

NOTE 19 - CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2006 and 2005, respectively, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as of September 30,
	2006	2005	2006	2005	2006	2005

Customer A	31%	13%	68%	32%	82%	65%
Customer B	18%	*	*	*	*	*
Customer C	*	24%	*	15%	*	*
Customer D	*	12%	*	12%	*	17%
Customer E	*	11%	*	11%	*	*

* less than 10%

NOTE 20 - NON-CASH ACTIVITIES

During the nine months ended September 30, 2006, deposits for the acquisition of properties were settled by the accounts receivable from the property developer from whom the properties were acquired, and accrued consulting services fees were settled by the issuance of common stock.

The non-cash financial information is as follows:

Nine months Ended September 30, 2006
Deposits for acquisition of properties	$2,251,676
Accrued consulting services fees	702,803
$2,954,479
Satisfied by:
Accounts receivable	$2,251,676
Issuance of common stock	702,803
$2,954,479

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), and Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”. The principal activities of the Company are real estate agency sales, real estate marketing services, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary then, SHXJY, contracted with property developers to market and sells their newly developed property units; in return we earned a commission fee calculated as a percentage of the sales price. SHXJY has focused its sales on the whole China market, especially at the secondary city level. To expand our agency business, SHXJY has established branches in NanChang, YangZhou, ZhenJiang, NanJing and ChongQing; subsidiaries in Suzhou and Beijing; and we also plan to establish a new subsidiary in Suzhou, named Suzhou Shangyang Real Estate Agency Co., Ltd. (“SZSY”). Because of our diverse market locations, our performance did not decline in the first three quarters of 2006 under the current macro economic policies, and we plan to continue this stable growth trend in 2006. Our business operations in SHXJY have demonstrated revenue growth in 2006.

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

SHSY has entered into a Property Underwriting Agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price. Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $52.21 million, we started selling units in the building in December 2004, and as of September 30, 2006, we achieved the sales target by selling 46,223 square meters with a total sales price of $68.91 million. The properties under development were completed on March 31, 2006, and title to the properties has been transferred to the respective buyers. However, there are still unsold properties with floor area of 869 square meters, which represents 2% of total floor area underwritten, as of September 30, 2006. We plan to sell the unsold properties out in the fourth quarter of 2006.

For the past two years, we have also made some property investments in Suzhou by acquiring two floors and nine units of the aforesaid building at an aggregate consideration of $14,725,269. The Company decided that three units will be held for sale, one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purpose. As of September 30, 2006, all the deposits have been paid to the property developer. The properties under development have been completed on March 31, 2006, and the title of these properties has not been transferred to the Company as of September 30, 2006. We also plan to sell out three units under current assets in the fourth quarter of 2006.

In order to distribute all the properties of the aforesaid property underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and as of September 30, 2006, 29 sub-leasing agreements have been signed. The area of these sub-leasing agreements represents 27% of total area under these lease commitments. As of October 20, 2006, 35 sub-leasing agreements have been signed, the area of these sub-leasing agreements represent 30% of total area under these lease commitments. We expect the income from the sub-leasing business will cover the lease commitments for the leasing period as a whole.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standard (“SFAS”) No. 123, (“SFAS 123R”) “Accounting for Stock-Based Payment”. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity, equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers Accounting for Employee Stock Ownership Plans.” For small business issuers, SFAS 123R is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 123R has no material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, although earlier application of the provisions of the interpretation is encouraged. The Company has not yet determined what the implications of its adoption, if any, will be on the consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS No. 157 will significantly impact its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to apply the new guidance the first time that it identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. The Company does not believe that SAB 108 will significantly impact its financial statements.

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

Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of a company. The fair value of a company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for a company.

Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or results of our operations.

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

Warrants

During the third quarter of 2006, we adopted EITF 96-18. Accordingly, we have expensed the cost for the warrants issued for services at either the fair value of the services rendered or the fair value at the warrant grant dates.

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and nine months ended September 30, 2006, with comparisons to the historical three and nine months ended September 30, 2005.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006	% to total	2005	% to total	% change	2006	% to total	2005	% to total	% change
Agency sales	1,859,642	67.4	1,713,609	87	9	4,362,515	34.3	4,196,603	68	4
Underwriting sales	876,438	31.7	264,800	13	231	8,322,479	65.5	2,010,104	32	314
Property Management	24,794	0.9	-	-	n/a	30,229	0.2	-	-	n/a
Net revenue	2,760,874	100	1,978,409	100	40	12,715,223	100	6,206,707	100	105

The net revenue of the third quarter, 2006 was $2,760,874, which increased 40% from $1,978,409 of the third quarter, 2005. The total net revenue of the first three quarters of 2006 was $12,715,223, which increased 105% from $6,206,707 of the first three quarters of 2005. In the third quarter of 2006, agency sales represented 67.4% of the total net revenue, underwriting sales represented 31.7% and property management represented 0.9%. In the first three quarters of 2006, agency sale represented 34.3% of the total net revenue, underwriting sales represented 65.5% and property management represented 0.2%. The increase in net revenue in the third quarter and first three quarters, 2006 was mainly due to the increase in our underwriting sales revenues.

Agency sales

In the third quarter and first three quarters of 2006, 67.4% and 34.3%, respectively, of our net revenue was due to agency sales, which were from the business activities of SHXJY and its subsidiaries. As compared with same period in 2005, net revenue of agency sales in the third quarter and first three quarters of 2006 increased 9% and 4% respectively.

The main reasons for the increase in the third quarter and first three quarters of 2006 were:

i)	In the first three quarters of 2006, there were 31 agency sales projects that contributed net revenue to the Company, compared with 25 projects in the same period in 2005.

ii)	The net revenue of SZXJY and its branch increased 40% in the first three quarters of 2006, as compared to the same period in 2005.

iii)	SHXJY successfully closed a project in the third quarter of 2006, and contributed net revenue of $850,091 to the Company.

Because of our diverse market location and our professional performance in our agency sales business, the current macro economic policies have had little impact on our agency sales performance. We have kept this stable growth trend in our agency sales business in 2006.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for the foregoing office building, SHSY committed to a sales target of $52.21 million. Property underwriting sales is comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit upon the expiry period, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as an investment.

We started selling units in the building in December, 2004, and as of September 30, 2006, we have achieved the sales target by selling 46,223 square meters with a total sales price of $68.91 million and this underwriting project has contributed a total net revenue of $12,861,237 to the Company. However, there are still unsold properties with floor area of 869 square meters, which represents 2% of total floor area underwritten, as of September 30, 2006. We expect we can sell the unsold properties out in the fourth quarter of 2006. As we approach the completion of this project, the property developer will gradually receive all sales proceeds from the buyers; at that time, we can recognize the total underwriting sales revenue of this project.

Property Management

In order to distribute all the properties of the aforesaid underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn the rental income. As of September 30, 2006, 29 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 27% of total area under these leasing agreements. We expect the income from the sub-leasing business can keep a stable growth trend in 2006 and can cover the lease commitments in the leasing period as a whole.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2006	% to total	2005	% to total	% change	2006	% to total	2005	% to total	% change
Agency sales	808,753	54	666,049	88	21	1,889,946	37	1,595,552	79	18
Underwriting sales	65,417	4	93,248	12	(30)	2,317,114	45	422,173	21	449
Property Management	637,589	42	-	-	n/a	904,186	18	-	-	n/a
Cost of revenue	1,511,759	100	759,297	100	99	5,111,246	100	2,017,725	100	153

The cost of revenue for the third quarter of 2006 was $1,511,759, which increased 99% from $759,297 for the third quarter of 2005. The total cost of revenue for the first three quarters of 2006 was $5,111,246, which increased 153% from $2,017,725 for the first three quarters of 2005. In the third quarter of 2006, agency sales represented 54% of the total cost of revenue, underwriting sales represented 4% and property management represented 42%. In the first three quarters of 2006, agency sale represented 37% of the total cost of revenue, underwriting sales represented 45% and property management represented 18%. The increase in cost of revenue in the third quarter and first three quarters of 2006 was mainly due to the increase in our underwriting sales and property management.

Agency sales

The cost of revenue for agency sales in the third quarter and first three quarters of 2006 increased 21% and 18%, respectively, from the same period in 2005. The primary reason was the increase of cost of revenue of SZXJY and its branch in 2006, as the net revenue of SZXJY and its branch in the first three quarters of 2006 increased 40% from the same period in 2005, the cost of revenue of SZXJY and its branch increased 83% relatively to support the increase of net revenue.

Underwriting sales

The Company has entered into co-operation agreements with two venturers to jointly carry out the underwriting project mentioned above. According to the agreements, the venturers are entitled to share 35% of the net results of the underwriting project.

A significant factor contributing to the increase of the cost of underwriting sales was that in the first three quarters of 2006, we recognized the profit sharing as the cost of the underwriting project of $2,047,618, which represented 88% of total underwriting sales cost in the first three quarters of 2006, and there was no such cost in the same period of 2005.

Property Management

In order to distribute all the properties of the aforesaid underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and we recognized the rental return under these leasing agreements as our cost in the second and third quarter of 2006.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30, 2006					Nine Months Ended September 30, 2006
	2006	% to total	2005	% to total	% change	2006	% to total	2005	% to total	% change
Agency sales	204,325	79	248,806	92	(18)	602,689	87	746,928	90	(19)
Underwriting sales	18,460	7	17,510	6	5	50,567	7	70,819	9	(29)
Property Management	36,596	14	5,448	2	572	43,872	6	5,448	1	705
Operating Expenses	259,381	100	271,764	100	(5)	697,128	100	823,195	100	(15)

The operating expenses for the third quarter of 2006 were $259,381, which decreased 5% from $271,764 for the third quarter of 2005. The total operating expenses for the first three quarters of 2006 were $697,128, which decreased 15% from $823,195 for the first three quarters of 2005. In the third quarter of 2006, agency sales represented 79% of the total operating expenses, underwriting sales represented 7% and property management represented 14%. In the first three quarters of 2006, agency sale represented 87% of the total operating expenses, underwriting sales represented 7% and property management represented 6%. This decrease was mainly due to our efficient cost control performed in the Company.

Agency sales

The operating expenses for agency sales in the first three quarters of 2006 decreased 19% from the same period in 2005. This decrease was mainly due to the decrease in the staff cost and travel expenses of SHXJY and its subsidiaries and branches in the first three quarters of 2006; comparing to the same period in 2005, the decrease of such expenses was $112,718.

Underwriting sales

The operating expenses for underwriting sales in the first three quarters of 2006 decreased 29% from the same period in 2005. This decrease was mainly due to the decrease in the staff cost, travel expenses and official expenses of SHSY in the first three quarters of 2006; comparing to the same period in 2005, the decrease of such expenses was $19,403.

Property management

The operating expenses for property management in the first three quarters of 2006 increased 705% from the same period in 2005. This increase was mainly due to the increase in the agency commissions of SZGFH in the first three quarters of 2006; comparing to the same period in 2005, the increase of such expenses was $25,079. With the continued development of SZGFH, the operating expenses will be increased to support the business of property management.

General and Administrative Expenses

The general and administrative expenses in the third quarter of 2006 were $720,890, increasing 11% from $647,113 in the third quarter of 2005. The general and administrative expenses in the first three quarters of 2006 were $2,071,733, increasing 15% from $1,802,876 in the first three quarters of 2005. The increase in general and administrative expenses was mainly due to:

i)
The increase in professional fees for the maintenance of the Company’s listing status, e.g., audit, legal and other professional fees in the first three quarters of 2006; comparing to the same period in 2005, the increase of such expenses was $122,529.

ii)
The expansion of our agency sales business to diversified market locations also increased the general and administrative expenses of agency sales business in the first three quarter of 2006; compared to the same period in 2005, the increase of such expenses was $95,934.

iii)
SZGFH launched its business in the second quarter of 2006, which also increased the general and administrative expenses of SZGFH in the first three quarter of 2006; compared to the same period in 2005, the increase of such expenses was $35,238.

Interest Expenses

Interest expenses in the third quarter of 2006 were $137,202, increasing 167% from $51,423 in the same period in 2005. Interest expenses in the first three quarters of 2006 were $393,955, increasing 217% from $124,341 in the same period in 2005. The interest expenses were mainly incurred for bank loans and promissory notes payable. The increase was mainly due to increases in interest on bank loans for the acquisition of properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans.

Our accounts receivable balance at September 30, 2006 was $3,139,678.

We ended the period with a cash position of $878,637. We had positive operating cash flow of $233,879. This was primarily attributable to the increase in amount with venturers.

The Company’s investing activities provided cash resources of $232,645 for the nine months ended September 30, 2006, which was mainly devoted to the refund of deposits paid for acquisition of properties.

The Company’s financing activities used cash resources of $470,129 for the nine months ended September 30, 2006, which was primarily attributable to the repayment of bank loans and promissory notes.

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

We also plan to raise additional funds in the future in order to fund acquisitions, develop new projects, or if our business otherwise grows more rapidly than we currently predict, through the issuance of additional shares of our equity securities in one or more public or private offerings, or through credit facilities obtained with lending institutions. On June 15, 2006, the Company engaged Midtown Partners & Co., LLC as the Company’s exclusive placement agent, for a four month period expiring on October 14, 2006, in connection with a proposed placement in the United States of up to $5,000,000 of the Company’s securities upon the terms and conditions set forth in Exhibit 10.3 (Placement Agent Agreement dated June 15, 2006 between the Company and Midtown Partners & Co., LLC). The exclusive period of this Placement Agent Agreement expired on October 14, 2006. As of November 15, 2006, the Company has not received any proceeds from this financing activity. There can be no guarantee that we will be able to obtain such funding, whether through the issuance of debt or equity, on terms satisfactory to management and our board of directors.

ITEM 3. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-QSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2006, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls for financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31,2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006; filed herewith.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC.

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.

31.1	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: November 14, 2006	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 14, 2006	By:	/s/ /s/ Art Honanyan
Art Honanyan, Chief Financial Officer