Form 10QSB/A
period 2006-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2007-03-02
CIK 1083490

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$878,637	$855,588
Accounts receivable	3,139,678	1,359,246
Deposits for acquisition of properties (Note 7)	592,539	4,150,476
Promissory deposits (Note 3)	252,886	247,924
Amounts due from venturers (Note 10)	1,896,949	820,040
Other receivables and deposits (Note 4)	811,279	168,709

Total current assets	7,571,968	7,601,983

Plant and equipment - net (Note 5)	541,719	531,458
Deferred tax assets (Note 6)	189,467	144,333
Deposits for acquisitions of properties (Note 7)	12,869,620	7,488,899
Goodwill	204,849	187,783

Total assets	$21,377,623	$15,954,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 8)	$1,385,556	$1,073,650
Promissory notes payable (Note 9)	1,012,500	1,123,962
Accounts payable	28,847	73,522
Amounts due to venturers (Note 10)	2,072,810	-
Amount due to director (Note 11)	176,813	169,416
Other payables and accrued expenses (Note 12)	630,728	1,914,622
Other tax payable (Note 13)	172,185	158,439
Income tax payable	1,235,322	511,700

Total current liabilities	6,714,761	5,025,311

Commitments and contingencies (Note 15)

Long-term bank loans (Note 8)	4,723,826	5,306,506

Minority interest	261,619	223,580

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,001,614 and 21,636,614 shares issued and outstanding as of September 30, 2006 and December 31, 2006, respectively	230,016	216,366
Additional paid-in capital	2,922,997	2,233,844
Statutory reserve (Note 16)	241,664	241,664
Retained earnings	5,941,851	2,559,836
Accumulated other comprehensive income (Note 17)	340,889	147,349

Total shareholders’ equity	9,677,417	5,399,059

Total liabilities and shareholders’ equity	$21,377,623	$15,954,456

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