Form 10KSB
period 2006-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2007-04-13
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended: December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission file number: 000-32585

SUNRISE REAL ESTATE GROUP, INC.

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

The issuer's revenues for its most recent fiscal year ended December 31, 2006 were US$16,417,471.

As of March 20, 2007 the aggregate market value of the Common Stock held by non-affiliates, 13,916,614 shares of Common Stock, was $24,006,159 based on an average of the bid and ask prices of $1.725 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 20, 2007 was 23,001,614 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SUNRISE REAL ESTATE GROUP, INC.

FORM 10-KSB
TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Sunrise Real Estate Group, Inc. ("SRRE") was incorporated in the State of Texas on October 10, 1996, under the name of Parallax Entertainment, Inc (“Parallax”). On October 28, 2003, Olympus Investment Corporation, a Brunei corporation, based in Taipei, Taiwan, purchased all of the 78,400 shares of common stock owned by Yarek Bartosz, and then became the majority, 51% shareholder of SRRE.

Effective December 12, 2003, the name of SRRE, Parallax Entertainment, Inc., was changed to Sunrise Real Estate Development Group, Inc. Also effective in December 2003, the outstanding shares of common stock, 153,262 shares, underwent a reverse split of one for five, resulting in 30,614 shares being issued and outstanding, post reverse split. Thereafter, on December 27, 2003, SRRE sold in a private placement to non-US persons 6,600,000 shares of common stock for $0.025 per share, for an aggregate amount of $165,000. SRRE relied on the Regulation S exemption from the registration requirements of the Securities Act of 1933 in connection with this private placement.

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively holds 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest, the director of SZXJY holding a 12.5% equity interest in SZSY. Following that, CY-SRRE effectively holds 38.5% equity interest in SZSY.

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

SHXJY, SZXJY, BJXJY, SHSY, SZGFH and SZSY commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005 and November 2006, respectively. Each one of the companies, SHXJY, SZXJY, BJXJY, SHSY, SZGFH and SZSY, has been granted a twenty-year operating period from the PRC. These periods can be extended with approvals from relevant PRC authorities.

On August 31, 2004, SRRE, CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e., Ace Develop, entered into an exchange agreement, under which SRRE issued 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

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

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On April 25, 2006, Sunrise Estate Development Group, Inc. filed Articles of Amendment with the Texas Secretary of State, changing the name of Sunrise Real Estate Development Group, Inc. to Sunrise Real Estate Group, Inc., effective May 23, 2006.

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, SZSY, BJXJY, SHSY and SZGFH are hereinafter collectively referred to as “the Company.”

General Business Description

SRRE was incorporated on October 10, 1996 as a Texas corporation and was formerly known as Parallax Entertainment, Inc. SRRE has gone through a series of transitions leading to the completion of a reverse merger on October 5, 2004. Prior to the closing of the exchange agreements described in “Corporate History” above, SRRE was an inactive "shell" company. Following the closing, SRRE, through its two wholly owned subsidiaries, CY-SRRE and LRY, has engaged in the property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

SHXJY, SZXJY, BJXJY, SHSY, SZGFH and SZSY commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005 and November 2006 respectively. Each of the companies, SHXJY, SZXJY, BJXJY, SHSY,SZGFH and SZSY, has been granted a twenty-year operating period from the PRC. These periods can be extended with approvals from relevant PRC authorities.

The Company recognizes that in order to differentiate itself from the market, it should avoid direct competition with large-scale property developers who have their own marketing departments. Our objective is to develop a niche position with marketing alliances with medium size and smaller developers, and become their outsourcing marketing and sales agents.

Company Organization Chart

SRRE operates through a tier of wholly owned subsidiaries of Sunrise Real Estate Development Group, Inc., a Cayman Islands corporation ("CY-SRRE") and LIN RAY YANG Enterprise, Ltd., a British Virgin Islands company ("LRY"). Neither CY-SRRE nor LRY have operations but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through its two wholly owned subsidiaries, SHSY and SZGFH. SHXJY is a property agency business earning commission revenue from marketing and sales services to developers. SHSY is a property investment company, through this subsidiary we ventured into a higher risk business model whereby our commission is equivalent to the price difference between the final selling price and underwriting price (the “Underwriting Model”). The main business of SZGFH is to render property rental service, buildings management and maintenance service for office buildings and service apartments. Our company organization chart is as follows:

Figure 1: Company Organization Chart

Celebrity-turned-entrepreneur, Lin Chi Jung, and the founder of Taiwan's top property sales agency, Lin Chao Chin, established SHXJY in August 2001 in Shanghai jointly. SHXJY combined professional strengths from Taiwan and Mainland China to venture into Mainland China's property marketing and sales brokerage sector, whereby SHXJY was contracted by property developers to market and sell their newly developed property units, in return we earned a commission fee calculated as a percentage of the sales price.

SHXJY has focused its sales in the whole China market, especially in the secondary cities. To expand our agency business, SHXJY has established branches in NanChang, YangZhou, ZhenJiang, NanJing and ChongQing; subsidiaries in Suzhou and Beijing. Each agency sales company is comprised of three major divisions: research and development, planning, and sales divisions. Because of our diverse market locations, our business operations in SHXJY have demonstrated revenue growth in 2006 under the current macro economic policies, and we plan to establish additional subsidiaries and branches to continue this stable growth trend in future years.

SHSY was established in February 2004 as a property development advisory company, which identifies, evaluates and negotiates development projects. SHSY is comprised of professional project planning, property investment evaluation and project marketing teams.

In 2004, through SHSY, we entered into a property underwriting agreement with an independent property developer to underwrite a commercial building located in Suzhou, PRC, at a fixed underwriting price. Whereby our commission was not calculated as a percentage of the sales price, instead, our commission revenue is equal to the price difference between the final sales price and the underwriting price. In this model, we negotiate with the developer for an underwriting price that is as low as possible, with the guarantee that all units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that, if there are any unsold units on the expiry date, we may have to absorb the unsold units from developers at the underwriting price, and hold these units in our inventory or as investments.

SZGFH was established in January 2005 as a property management company. In order to distribute all the properties of the above mentioned property underwriting project, during 2005 SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing commitments on the Sovereign Building are for 61% of the floor space that was sold to third party buyers. We are expecting that the rental revenue from this subsidiary will help our group to have a more diversified revenue base. Our historical revenue stream has mainly been in the form of commission-based revenues, which sometimes may expose us to developer-related risks, such as fluctuation in property price, cyclical collections of receivables and project management issues. We expect that the continuing and cumulative rental revenue stream will provide us a cushion against the cyclical nature of the real estate sales industry.

With a relatively short history and smaller capital base, we recognize that in order to differentiate ourselves from the market, we need to avoid direct competition with large-scale property developers, who have their own marketing departments. We plan to utilize our professional experience to carve a niche and position by developing marketing alliances with medium size and smaller developers. This strategic plan is designed to expand our activities beyond our existing revenue base, enabling us to assume higher investment risk and giving us flexibility in collaborating with partnering developers. The plan is aimed at improving our capital structure, diversifying our revenue base, creating higher values and equity returns.

In the past 5 years, we have created a reputation as a leading sales and marketing agency for new projects. With our accumulated expertise and experience, we will take a more aggressive role by participating in property investments. We will select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services.

Business Activities

Since 2001, our main operating subsidiary has engaged in sales and marketing agency work for newly built property units. We also have developed a good network of landowners and earned the trust of developers, allowing us to explore opportunities in property investments.

As part of this investment goal, we established a new operating subsidiary with an experienced management team to focus on developing a new strategic plan for property investment activities. This plan is designed to expand Company activities beyond our existing revenue base, to assume a higher risk with investments and to give us flexibility in structuring collaborative models with partnering developers.

In order to build a cushion against the cyclical nature of the real estate industry and have a more diversified revenue base, we established another new operating subsidiary to deal with property management and rental operations.

Commission Based Services

Commission based services refer to marketing and sales agency operations, that provide the following services:

a. Integrated Marketing Planning
b. Advertising Planning & Execution
c. Sales Planning and Execution

In this type of business, we sign a marketing and sales agency agreement with property developers to undertake the marketing and sales activities of a specific project. The scope of service varies according to clients' needs; it could be a full package of all the above services, a combination of any two of the above services or any single service.

A major part of our existing revenue comes from commission based services. We secure these projects via bidding or direct appointments. As a result our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

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

Our normal commission structure is a combination of the following:
a) Base Commission of 1.0% - 1.5% based on the Average sales value.
b) Surplus Commission of 10% - 30% based on the difference between Average Sales Value and actual sales price.

Our wholly owned subsidiary, SHXJY, engages in this sales and marketing phase of our business.

Underwriting sales business

In 2004, through another subsidiary, SHSY, we started operations with a higher risk business model (the “Underwriting Model”) whereby our commission was not calculated as a percentage of the selling price; instead, our commission revenue is equal to the price difference between the final selling price and underwriting price. Under this Underwriting Model, we negotiate with the developer for an underwriting price that is as low as possible with the guarantee that all or a large majority of the units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and we earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that, if there are any unsold units with guaranteed sales on the expiry date, we may have to absorb these unsold units from the developer at the underwriting price and hold these units in our inventory or as investments.

Property Investment

In the PRC, all land titles are owned by the government, and private companies are granted Land Use Rights Certificates ("LURC") for a period not exceeding 70 years, depending on the purpose of the development. For example, residential property has a land use right of 70 years, commercial and entertainment land has land use right of 50 years.

During tenure of a land use right, the assignee may claim the piece of land as its property asset, whereby this property is transferable and may be used for various commercial purposes, i.e., sales and purchase, rent and lease, subject to mortgage and guarantee, provided that the principal owner of the rights would have to pay government usage fees. The PRC's regulation framework also requires that a property development company possess LURC before registering itself as a property development company. SRRE and its subsidiaries have not acquired any Land Use Rights; therefore, they are not registered as a property development companies.

Property management and rental business

In 2005, SZGFH launched a promotional package to distribute the properties of the above mentioned underwriting project in Suzhou, PRC. We entered into leasing agreements with certain buyers to lease the properties for them, and during the leasing period we have the right to sublease these properties to earn rental income.

Mainland China's Property Sector

The industry's macro environment is opening up, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2002 through 2006

GDP GROWTH
2002	9.1%
2003	10.0%
2004	10.1%
2005	10.4%
2006	10.7%

Government regulation

The Law on the Protection Investments from Taiwan Compatriots ensures that the PRC Government shall under no circumstances interfere in the economic cooperation between the Mainland China and Taiwan because of political differences. Under this law, the PRC Government may not discriminate and must protect the legal rights of Taiwan compatriots' investments in Mainland China. This policy allows Taiwan businesses to safely operate in Mainland China without government discrimination.

On August 31, 2003, the State Council of the PRC issued Guo Fa (2003) No.18, State Council's notice regarding the accelerating real estate market in the direction of continuous and healthy development. There is no doubt that this policy will become an important contribution to the PRC's economic development. It explicitly provides for assistance to middle/low income households by means of subsidies, clearly defining the regulations to control land pricing so as to enable the majority of households to pay housing prices and fulfill Chinese citizens' dreams of buying ordinary housing. This policy will have a positive influence on the overall economic growth of the country.

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

In March and May 2005, the State Council of the PRC issued two proposals for stabilizing the housing prices. The purpose of these proposals was to stabilize housing prices, to adjust and improve the structure of the real estate market, to adjust supply and demand in the market, to decrease financing risk, and to enhance the supervision of the real estate market.

On May 17, 2006, the State Council issued six principles of China’s real estate policy to regulate China’s real estate market. On May 29, 2006, nine ministerial departments of State Council jointly came up with 15-point regulation to strengthen State Council's new policy.

The six principles issued by the State Council are the following:
-Practically restructure the housing supply.
-Further exert controls through tax, bank credit and the agrarian policy.
-Reasonably control the speed of urban housing relocation.
-Further normalize the real estate market.
-Speed up the construction of urban housing at low prices and low rentals, and have planned development of affordable housing.
-Improve the statistics system and information distribution system on real estate.

These proposals will promote the development of China’s real estate market and help improve the national economy. We believe that we will benefit from these proposals.

Environmental matters

None

Employees
As of December 31, 2006, we had the following number of employees:

Department	Employees
Administration Dept.	6
Accounting Dept.	3
Investor Relations Dept.	2

SHXJY
Administration Dept.	15
Accounting Dept.	4
Research & Development Dept.	8
Advertising & Communication Planning Dept.	10
Marketing Dept.	63

SHSY
Administration Dept.	9
Accounting Dept.	2
Marketing Dept.	3

SZGFH
Administration Dept.	9
Accounting Dept.	2

SZXJY
Administration Dept.	17
Accounting Dept.	3
Research & Development Dept.	12
Advertising & Communication Planning Dept.	8
Marketing Dept.	82

SZSY
Marketing Dept.	14

BJXJY
Administration Dept.	2
Accounting Dept.	1
Marketing Dept.	1

Nanchang Branch of SHXJY
Administration Dept.	6
Accounting Dept.	1
Research & Development Dept.	2
Advertising & Communication Planning Dept.	2
Marketing Dept.	30

Yangzhou Branch of SHXJY
Administration Dept.	3
Accounting Dept.	1
Marketing Dept.	16

Zhenjiang Branch of SHXJY
Marketing Dept.	13

Chongqing Branch of SHXJY
Marketing Dept.	23

Nanjing Branch of SZXJY
Marketing Dept.	19
Total	392

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent our facilities at 7th Floor, No.333, Zhaojiabang Road, Shanghai, the PRC. We also have regional field support offices in various cities in Mainland China, namely Suzhou, Beijing, Nanchang, Yangzhou, Zhenjiang, Chongqing and Nanjing. We lease the facilities that house our regional field support offices. We own the 26th Floor of the Sovereign Building in Suzhou, PRC, and SZXJY occupies all of this floor on a self use basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board system under the symbol “SRRE.” The following table sets forth the high and low bid quotations of our common stock reported by the OTCBB system for the periods indicated.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in US Dollars)

	2006		2005
	High	Low	High	Low
First quarter	$3.00	$0.51	$5.00	$3.00
Second quarter	$2.40	$1.15	$5.00	$2.50
Third quarter	$1.85	$0.25	$4.00	$1.25
Fourth quarter	$2.00	$0.30	$1.25	$0.51

Source: http://finance.yahoo.com

According to the transfer agent’s records, at March 20, 2007, approximately 608 holders, including beneficial holders, held our common stock. On March 20, 2007, the closing bid price of our common stock was $1.77.

No cash dividends were declared on our common stock in 2006 and 2005. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2006.

No securities of the Company were issued pursuant to any equity compensation plan during the year ended December 31, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

OVERVIEW

In October 2004, the former shareholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) (“CY-SRRE”) and LIN RAY YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in a merger, and the transaction was treated as a reverse acquisition, with CY-SRRE and LRY treated as the acquirer for accounting purposes. Before the completion of the merger, SRRE had no continuing operations, and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) and Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”. The principal activities of the Company are real estate agency sales, real estate marketing services, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary at the time, SHXJY, contracted with property developers to market and sells their newly developed property units; in return we earned a commission fee calculated as a percentage of the sales price. SHXJY has focused its sales on the whole China market, especially in secondary cities. To expand our agency business, SHXJY has established branches in NanChang, YangZhou, ZhenJiang, NanJing and ChongQing; subsidiaries in Suzhou and Beijing. Because of our diverse market locations, our business operations in SHXJY have demonstrated revenue growth in 2006 under the current macro economic policies, and we plan to continue this stable growth trend in 2007.

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model (the “Underwriting Model”) whereby our commission was not calculated as a percentage of the sales price. Instead, our commission revenue is equal to the price difference between the final sales price and the underwriting price. In this model, we negotiate with the developer for an underwriting price that is as low as possible, with the guarantee that all or majority of the units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that, if there are any unsold units with sales guarantees on the expiry date, we may have to buy them from developers at the underwriting price, and we would hold these units in our inventory or as investments.

SHSY has entered into a property underwriting agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price. As the sole distribution agent for this office building, SHSY committed to a sales target of $52.88 million, representing all of the units of the building. We started selling units in the building in December 2004, and as of December 31, 2006, we achieved the sales target by selling 46,779 square meters with a total sales price of $70.45 million. The properties under development were completed on March 31, 2006, and titles to the properties have been transferred to the respective buyers. However, there are still unsold properties with floor area of 314 square meters as of December 31, 2006; this represents 1% of total floor area. In February, 2007, we sold the all of this remaining unsold property.

For the past two years, we have also made some property investments in Suzhou by acquiring two floors and five units of the Sovereign Building at an aggregate consideration of $13,253,952. The properties under development were completed on March 31, 2006. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. As of December 31, 2006, all purchase consideration has been paid to the property developer. As of March 10, 2007, the title for two floors and two units has been transferred to the Company. The company is in progress to obtain the title of remaining properties.

In order to distribute all the properties of the above mentioned Sovereign Building, during 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 61% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in Second Quarter, 2006, and as of December 31, 2006, 39 sub-leasing agreements have been signed. This area with signed sub-leasing agreements represents 40% of total area that have lease commitments. As of March 10, 2007, 47 sub-leasing agreements have been signed, the area of these signed sub-leasing agreements represent 45% of total area that have lease commitments. We expect that the income from the sub-leasing business will cover the lease commitments for the 5 to 8 year leasing period as a whole.

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

Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, the investor should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-KSB. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or other occurrences.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2006, EITF 06-03: “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” was issued. EITF 06-03 provides guidance on how to account for any tax assessed by a governmental authority that is imposed concurrent with a revenue producing transaction between a seller and a customer. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. EITF 06-03 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty recognized in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on its consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly impact its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115,” which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of FASB 159 is optional and it may be adopted beginning in the first quarter of 2007. The Company is currently evaluating the possible impact of adopting FASB No. 159 on its consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies for us include impairment of goodwill, accounting for income taxes, revenue recognition and equity instruments issued to non-employees.

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

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

All revenues represent gross revenues less sales and business taxes.

Equity Instruments Issued to Non-Employees

According to EITF 96-18, the cost for the warrants issued for services was expensed at either the fair value of the services rendered or the fair value at the warrant grant dates.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2006, with comparisons to the historical year ended December 31, 2005.

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2006	% to total	2005	% to total	% change
Agency sales	7,166,294	44	6,477,636	60	11
Underwriting sales	9,196,271	56	4,402,832	40	109
Property management	54,906	0	-	-	n/a
Net revenue	16,417,471	100	10,880,468	100	51

The net revenues for 2006 were $16,417,471, which increased 51% from $10,880,468 of 2005. In 2006, agency sales represented 44% of the total net revenues, underwriting sales represented 56% and property management represented 0%. The increase in 2006 was mainly due to the increase in our underwriting sales revenue.

Agency sales

In 2006, 44% of our net revenues was from agency sales, which were from the business activities of SHXJY and its subsidiaries. Net revenues with 2005, net revenues of agency sales in 2006 increased 11%.

The main reasons for the increase in 2006 were:

i)	In 2006, there were 39 agency sales projects that contributed net revenues to the Company, compared with 33 projects in 2005.

ii)	In 2006, there were 7 agency sales projects that totally contributed net revenues of $ 4,243,595 to the Company; these represented 59% of net revenues from agency sales.

Because of our diversified market locations and our professional performance in our agency sales business, the current macro economic policies have had little impact on our agency sales performance. We hope we can keep this stable growth trend in our agency sales business in 2007.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target of $52.88 million. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price, that is as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that, if there is any unsold unit on the expiry date of the agreement, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as investments.

We started selling units in the building in December 2004, and as of December 31, 2006, we have achieved the sales target by selling 46,779 square meters with a total sales price of $70.45 million and this underwriting project has contributed total net revenue of $13,735,029 to the Company. However, there are still unsold properties with floor area of 314 square meters, which represents 1% of total floor area underwritten, as of December 31, 2006. We sold these unsold properties in February 2007. As we complete the sale of all the units of this project, the property developer will gradually receive all sales proceeds from the buyers; at that time, we can recognize the total underwriting sales revenue of this project.

Property Management

In order to distribute all the properties of the Sovereign Building, during 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 61% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of December 31, 2006, 39 sub-leasing agreements have been signed. The area of these sub-leasing agreements represents 40% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2007 and that it can cover the lease commitments in the leasing period as a whole.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2006	% to total	2005	% to total	% change
Agency sales	3,330,662	48	2,727,006	77	22
Underwriting sales	2,025,652	29	800,734	23	153
Property management	1,561,485	23	-	-	n/a
Cost of revenue	6,917,799	100	3,527,740	100	96

The cost of revenues for 2006 was $6,917,799, this was an increase of 96% from $3,527,740 in 2005. In 2006, agency sales represented 48% of total cost of revenues, underwriting sales represented 29% and property management represented 23%. The increase in cost of revenues in 2006 was mainly due to the increase in our underwriting sales and property management.

Agency sales

The cost of revenue for agency sales in 2006 increased 22% from 2005. The primary reason for this increase is that we established a branch in Nanjing in December, 2005, and branches in Zhenjiang and Chongqing in March and November 2006 respectively. We also established SZSY in Shuzhou in November, 2006 to support the growth of our agency sales and diversify our market presence. The cost of revenues for the new subsidiary and new branches in 2006 was $673,502; there was no such cost in 2005.

Underwriting sales

The Company has entered into co-operation agreements with two venturers to jointly carry out the underwriting project mentioned above. According to these agreements, the venturers are entitled to share 35% of the net results of the underwriting project.

A significant factor contributing to the increase of the cost of underwriting sales was that in 2006, we recognized this profit sharing amount as the cost of the underwriting project, totaling $1,591,414. This represented 79% of total underwriting sales costs in 2006; there was no such cost in 2005.

Property management

In order to distribute all the properties of the aforesaid underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and we recognized the rental return under these leasing agreements as our cost in 2006.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,
	2006	% to total	2005	% to total	% change
Agency sales	865,180	85	728,001	85	19
Underwriting sales	84,610	8	116,477	14	(27)
Property management	69,014	7	7,198	1	859
Operating expenses	1,018,804	100	851,676	100	20

The operating expenses of 2006 were $1,018,804; these increased 20% from $851,676 in 2005. In 2006, agency sales represented 85% of the total operating expenses, underwriting sales represented 8% and property management represented 7%. The increase in operating expenses in 2006 was mainly due to the increase in our agency sales.
Agency sales

To support the increase of net revenues from agency sales, the operating expenses for agency sales in 2006 increased 19% from 2005. This increase was mainly due to the increase in the staff cost of SHXJY and its subsidiaries and branches in 2006; comparing to 2005, the increase of such expenses was $151,898.

Underwriting sales

The operating expenses for underwriting sales in 2006 decreased 27% from 2005. This decrease was mainly due to the decrease in the staff cost and travel expenses of SHSY in 2006; comparing to 2005, the decrease of such expenses was $26,205.

Property management

The operating expenses for property management in 2006 increased 859% from 2005. This increase was mainly due to the increase in the staff cost and agency commissions of SZGFH in 2006; the actual increase was $54,498 from 2005. With the continued development of SZGFH, the operating expenses will increase to support property management operations.

General and Administrative Expenses

The general and administrative expenses in 2006 were $3,064,138, decreasing 16% from $3,651,186 in 2005. The primary reason for this decrease is that there were $693,600 of consulting services fees in 2005. These were consulting services rendered by Marco Partners Limited and Chiang Hui Hsiung, a former director of the Company in 2005; there were no such expenses in 2006.

Interest Expenses

Interest expenses in 2006 were $501,995, increasing 209% from $162,496 in 2005. The interest expenses were mainly incurred for bank loans and promissory notes payable. The increase was mainly due to increases in interest expenses on bank loans for the acquisition of properties.

LIQUIDITY AND CAPITAL RESOURCES

Source of Cash

In 2006, our principal sources of cash were revenues from our agency sales business, underwriting sales business and proceeds from disposal of properties we acquired. We expect these sources of revenues will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects.

Another source of cash is bank loans obtained during the year. Bank loans guaranteed by the property developer mentioned in Note 7 bear interest at prevailing rates ranging from 5.85% to 6.435% per annum, and are repayable within five years by monthly installments. The bank loans are secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

Uses of Cash

Most of our cash resources were used to pay deposits for acquisition of properties in Suzhou and the repayments of our bank loans.

Another major use of cash was to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and maintenance of regional offices etc.

Potential Cash Needs for 2007

The potential cash needs for 2007 will be the repayments of our bank loans, the rental guarantee payments and promissory deposits for various property projects.

We anticipate that our current available funds, cash inflows from providing property agency services, underwriting services and management services, and sales proceeds from disposal of properties acquired will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs during 2007.

We also plan to raise additional funds in the future in order to fund acquisitions, or to invest in new projects. If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity, that are with terms satisfactory to management and our board of directors.

RISK FACTORS

SRRE has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in this 10-KSB or in press releases or other public disclosures. You should be aware of the existence of these factors.

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

Generally, we recognize our commission revenues after the contracts signed with developers are completed and confirmations are received from the developers. However, sometimes we do not recognize income even when we have rendered our services for any of the following reasons:

a.	The developers have not received payments from potential purchasers who have promised to pay the outstanding sum by cash;
b.	The purchasers, who need to obtain mortgage financing to pay the outstanding balance due, are unable to obtain the necessary financing from their banks;
c.	Banks are sometimes unwilling to grant the necessary bridge loan to the developers in time due to the developers’ relatively low credit rating;
d.	The developers tend to be in arrears with sales commissions; therefore, do not grant confirmation to us to be able to invoice them accordingly.

Development of new business may stretch our cash flow and strain our operation efficiency.

On January 10, 2005, we established a subsidiary named SZGFH. The business scope of the new company is to provide rental, management and maintenance services to office and multifamily residential property owners. We have little experience with some of these activities. Such expansion and the need to integrate operations arising from the expansion may place a significant strain on our managerial, operational and financial resources, and will further contribute to a needed increase in our financial needs.

Risks associated with a Guaranteed Rental Return Promotion.

In order to distribute the underwritten property of the Sovereign Building Project as scheduled, we launched a promotional package during the year of 2005. This promotional package allows property buyers and investors to enjoy a 5 or 8 year guaranteed rental return at 8.5% or 8.8% of the property purchase costs per annum for a leasing period of 5 or 8 years, respectively. The return is guaranteed by SZGFH, whereby SZGFH’s principal activities are real estate leasing and property management services. However, we may not successfully sublease the targeted properties at prices higher than what we committed in the promotional package. Our failure to do so could adversely affect our financial condition.

Our acquisition of new property may involve risks.

For the past two years, we have also made some property investments in Suzhou by acquiring two floors and five units of the Sovereign Building at an aggregate consideration of $13,253,952. The properties under development were completed on March 31, 2006. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. As of December 31, 2006, all the deposits have been paid to the property developer. As of March 10, 2007, the titles of two floors and two units have been transferred to the Company. These acquisitions involve several risks including, but not limited to, the following:

a. The acquired properties may not perform as well as we expected or ever become profitable.
b. Improvements to the properties may ultimately cost significantly more than we had originally estimated.

Additional acquisitions might harm our business.

As part of our business strategy, we may seek to acquire or invest in additional businesses, products, services or technologies that we think could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Furthermore, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. If we complete acquisitions through exchange of our securities, our shareholders could suffer significant dilution. In addition, we cannot assure that any particular acquisition, even if successfully completed, will ultimately benefit our business.

Our real estate investments are subject to numerous risks.

We are subject to risks that generally relate to investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyer decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on results of our operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate sufficient revenue to meet operating expenses, including debt servicing and capital expenditures, our income will be reduced.

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

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Our access to obtain debt or equity financing depends on the banks' willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all.

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

As of March 20, 2007, Ace Develop directly controls 38.08% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE - CY-SRRE/LRY merger transactions the market price of our common stock has ranged from a high of $5.00 per share to a low of $0.25 per share in the 2005 and 2006. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay dividends on our common stock in 2006, and we do not anticipate paying any dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

Our operations could be adversely affected by changes in the political and economic conditions in the PRC. The PRC is our main market and accounted for all of our revenue in 2005 and 2006. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

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

The PRC Legal System Embodies Uncertainties

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little value as precedents. In 1979, the PRC Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in Mainland China. Our PRC operating subsidiaries, wholly foreign-owned enterprises (“WFOEs”), are subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to WFOEs in particular. However, these laws, regulations and legal requirements are constantly changing, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets -
December 31, 2006 and 2005	25

Consolidated Statements of Operations -
December 31, 2006 and 2005	26

Consolidated Statements of Stockholders' Equity -
December 31, 2006 and 2005	27

Consolidated Statements of Cash Flows -
December 31, 2006 and 2005	28

Notes to Consolidated Financial Statements	29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2006 and 2005 and the results of its consolidated operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO McCabe Lo Limited

Hong Kong, April 13, 2007

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)
	December 31,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$945,727	$855,588
Accounts receivable	4,824,031	1,359,246
Deposits for acquisition of properties (Note 7)	-	4,150,476
Promissory deposits (Note 3)	192,093	247,924
Amounts due from venturers (Note 11)	1,939,616	820,040
Other receivables and deposits (Note 4)	509,745	168,709

Total current assets	8,411,212	7,601,983

Property, plant and equipment - net (Note 5)	2,491,633	531,458
Deferred tax assets (Note 6)	142,842	144,333
Deposits for acquisitions of properties (Note 7)	10,662,642	7,488,899
Goodwill (Note 8)	207,302	187,783

Total assets	$21,915,631	$15,954,456

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 9)	$1,256,282	$1,073,650
Promissory notes payable (Note 10)	740,833	1,123,962
Accounts payable	528,814	73,522
Amounts due to venturers (Note 11)	1,410,377	-
Amount due to director (Note 12)	180,630	169,416
Other payables and accrued expenses (Note 13)	1,538,704	1,914,622
Other tax payable (Note 14)	258,732	158,439
Income tax payable (Note 15)	1,366,612	511,700

Total current liabilities	7,280,984	5,025,311

Commitments and contingencies (Note 17)

Long-term bank loans (Note 9)	3,927,478	5,306,506

Long-term promissory notes payable (Note 10)	244,445	-

Minority interest	375,406	223,580

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,001,614 and 21,636,614 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	230,016	216,366
Additional paid-in capital	2,922,997	2,233,844
Statutory reserve (Note 18)	716,862	241,664
Retained earnings	5,742,586	2,559,836
Accumulated other comprehensive income (Note 19)	474,857	147,349

Total shareholders’ equity	10,087,318	5,399,059

Total liabilities and shareholders’ equity	$21,915,631	$15,954,456

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Years Ended December 31,
	2006	2005

Net Revenues	$16,417,471	$10,880,468

Cost of Revenues	(6,917,799)	(3,527,740)

Gross Profit	9,499,672	7,352,728

Operating Expenses	(1,018,804)	(851,676)

General and Administrative Expenses	(3,064,138)	(3,651,186)

Operating Profit	5,416,730	2,849,866

Interest Income	7,136	10,958

Other Income, Net	11,139	63,374

Interest Expenses	(501,995)	(162,496)

Income Before Income Tax and Minority Interest	4,933,010	2,761,702

Income Tax (Note 15)	(1,211,584)	(500,732)

Income Before Minority Interest	3,721,426	2,260,970

Minority Interest	(63,478)	(164,827)

Net Income	$3,657,948	$2,096,143

Earnings Per Share - Basic and Fully Diluted (Note 16)	$0.16	$0.10

Weighted average common shares outstanding - Basic and Fully Diluted	22,942,957	21,636,614

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of share issued	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance, December 31, 2004	21,636,614	$216,366	$2,233,844	$175,004	-	$530,353	$3,155,567

Profit for the year	-	-	-	-	-	2,096,143	2,096,143

Transfer between reserves	-	-	-	66,660	-	(66,660)	-

Translation of foreign operations	-	-	-	-	147,349	-	147,349

Balance, December 31, 2005	21,636,614	$216,366	$2,233,844	$241,664	$147,349	$2,559,836	$5,399,059

Issuance of common stock	1,365,000	13,650	689,153	-	-	-	702,803

Profit for the year	-	-	-	-	-	3,657,948	3,657,948

Transfer between reserves	-	-	-	475,198	-	(475,198)	-

Translation of foreign operations	-	-	-	-	327,508	-	327,508

Balance, December 31, 2006	23,001,614	$230,016	$2,922,997	$716,862	$474,857	$5,742,586	$10,087,318

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Years Ended December 31,
	2006	2005
Cash flows from operating activities
Net income	$3,657,948	$2,096,143
Adjustments to reconcile net income to
net cash provided by/(used in) operating activities
Depreciation of property, plant and equipment	112,793	131,072
Loss on disposal of fixed assets	1,292	13,273
Deferred tax credit	6,265	(142,202)
Minority interest	63,478	164,827
Change in:
Accounts receivable	(4,806,249)	(3,407,046)
Promissory deposits	62,747	126,865
Other receivables and deposits	(328,794)	257,248
Accounts payable	443,773	(122,101)
Amounts with venturers	311,547	-
Deferred commission income	(40,931)	948,013
Other payables and accrued expenses	272,366	212,636
Interest payable on promissory notes	7,500	-
Interest payable on amount due to director	11,214	-
Other tax payable	93,145	39,678
Income tax payable	821,170	442,173
Net cash provided by operating activities	689,264	760,579

Cash flows from investing activities
Acquisition of plant and equipment	(435,556)	(69,270)
Proceeds from disposal of plant and equipment	23,996	4,519
Deposits paid for acquisition of properties	(2,095,726)	(5,799,951)
Refund of deposits paid for acquisition of properties	3,319,987	-
Disposal/(acquisition) of equity interest in subsidiary	(60,000)	39,714
Net cash provided by/(used in) investing activities	752,701	(5,824,988)

Cash flows from financing activities
Bank loan obtained	2,095,726	5,001,125
Bank loans repayment	(3,474,926)	(262,503)
Repayment of promissory note	(747,715)	-
Proceeds from promissory note	600,000	123,962
Capital contribution from minority interest	125,021	12,082
Advances from director	-	110,249
Net cash (used in)/provided by financing activities	(1,401,894)	4,984,915

Effect of exchange rate changes on cash and cash equivalents	50,068	(34,831)

Net increase/(decrease) in cash and cash equivalents	90,139	(114,325)
Cash and cash equivalents at beginning of period	855,588	969,913
Cash and cash equivalents at end of period	$945,727	$855,588

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	366,627	187,809
Interest paid	494,495	188,160
Non-cash activities (Note 22)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively holds 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest, the director of SZXJY holding a 12.5% equity interest in SZSY. Following that, CY-SRRE effectively holds 38.5% equity interest in SZSY.

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

SHXJY, SZXJY, BJXJY, SHSY, SZGFH and SZSY commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005 and November 2006 respectively. Each of SHXJY, SZXJY, BJXJY, SHSY,SZGFH and SZSY has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, SZSY, BJXJY, SHSY and SZGFH are sometimes hereinafter collectively referred to as “the Company.”

The principal activities of the Company are the provision of property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, SZSY, BJXJY, SHSY and SZGFH. All inter-company transactions and balances have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is United States Dollars (“US$”) and the financial records are maintained and the financial statements prepared in US$. The functional currency of SHXJY, SZXJY, SZSY, BJXJY, SHSY and SZGFH is Renminbi (“RMB”) and the financial records are maintained and the financial statements prepared in RMB.

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

Exchange rate between US$ and RMB had a little fluctuation during the periods presented. The rates ruling as of December 31, 2006 and December 31, 2005 are US$1: RMB7.8087 and US$1: RMB8.067, respectively.

Property, Plant, Equipment and Depreciation

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated Useful Life (in years)

Furniture and fixtures	5-10
Computer and office equipment	5
Motor vehicles	5
Properties	20

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or when it can be confirmed that the balance of the bank loan to the buyer has been approved.

Revenue from marketing consultancy services is recognized when services are provided to clients.

Commission revenue from underwriting service is recognized when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer has confirmed that the predetermined level of sales proceeds have been received from buyers.

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

All revenues represent gross revenues less sales and business tax.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance includes the deposits of $192,093 placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	December 31, 2006	December 31, 2005
Advances to staff	$25,912	$13,322
Rental deposits	51,333	54,580
Prepaid rental	365,138	-
Other receivables	67,362	100,807
	$509,745	$168,709

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2006	December 31, 2005
Furniture and fixtures	$105,288	$57,811
Computer and office equipment	234,460	182,867
Motor vehicles	607,431	532,887
Properties	1,909,671	-
	2,856,850	773,565
Less: Accumulated depreciation	(365,217)	(242,107)
	$2,491,633	$531,458

NOTE 6 - DEFERRED TAX ASSETS

The components of deferred tax assets are as follows:

	December 31, 2006	December 31, 2005
Tax losses carried forward	$284,847	$149,041
Tax effect on deferred commission income	142,842	144,333
	427,689	293,374
Less: Valuation allowances	(284,847)	(149,041)
Deferred tax assets carried forward	$142,842	$144,333

NOTE 7 - DEPOSITS FOR ACQUISITION OF PROPERTIES

	December 31,	December 31,
	2006	2005
Deposits paid for acquisition of properties	$11,429,307	$12,601,596
Less: Deferred commission income from properties acquired	(766,665)	(962,221)
	$10,662,642	$11,639,375

During the past two years, the Company entered into sales and purchase agreements to acquire two floors and five units of a commercial building in Suzhou, the PRC at an aggregate consideration of $13,253,952. The properties under development were completed on March 31, 2006. As of December 31, 2006, all the deposits have been paid to the property developer. As the Company acts as that property developer’s sole distribution agent and earns commission income, the corresponding commission income of $952,281 generated from the properties purchased by the Company was therefore deferred and offset against the deposits paid. As of March 10, 2007, the title for two floors and two units has been transferred to the Company. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. Accordingly, deposits of $1,824,645 were paid for the properties for the Company’s own use and corresponding commission income of $185,616 was classified as properties in Note 5.

NOTE 8 - GOODWILL

The Company accounted for the acquisition of BJXJY as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of December 24, 2004. The portion of the purchase price allocated to goodwill was $193,995.

The Company accounted for the acquisition of 20% of the equity interest in SZGFH as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of May 8, 2006. The portion of the purchase price allocated to goodwill was $13,307.

No amortization of goodwill was necessary in accordance with SFAS No. 142 "Goodwill and other Intangible Assets".

The Company has tested goodwill for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2006, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no impairment of goodwill as of December 31, 2006. If an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value, goodwill will be evaluated for impairment between annual year-end tests.

NOTE 9 - BANK LOANS

Bank loans are guaranteed by the property developer mentioned in Note 7 above, bear interest at prevailing rates ranging from 5.85% to 6.435% per annum, and are repayable within five years by monthly installments. The bank loans are secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

NOTE 10 - PROMISSORY NOTES PAYABLE

There are three promissory notes, as listed below:

First, the balance includes a promissory note of $377,778. The promissory note of $377,778 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $300,000 and accrued interest of $7,500 thereon. This promissory note of $300,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

NOTE 11 - AMOUNTS DUE FROM/TO VENTURERS

The Company has entered into co-operation agreements with two venturers (one of them is an independent third party; the other is the Company’s ex-director, Chang Shu-Ching) to jointly carry out a property underwriting project for a commercial building in Suzhou, the PRC. According to the agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the project, respectively.

NOTE 12 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of December 31, 2006, the balance includes principal of $159,026 and accrued interest of $21,604 thereon. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31, 2006	December 31, 2005
Accrued staff commission & bonus	$997,794	$1,022,333
Accrued consulting services fees	-	693,600
Rental deposits received	240,329	-
Other payables	300,581	198,689
	$1,538,704	$1,914,622

NOTE 14 - OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered.

NOTE 15 - INCOME TAX PAYABLE

Enterprise Income Tax ("EIT") in the PRC is generally charged at 33% of the assessable profit. According to the relevant PRC tax rules and regulations, SHXJY and SHSY are companies registered in Shanghai Pudong Development Zone that are entitled to a lower EIT rate of 15%, whereas SZXJY, SZSY,BJXJY and SZGFH are subject to EIT rate of 33%.

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2006 and 2005.

The provision for China income tax consisted of:
	Years ended December 31,
	2006	2005
Current PRC corporate income tax	$1,205,444	$642,934
Deferred tax debit/(credit)	6,140	(142,202)
	$1,211,584	$500,732

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	Years ended December 31,
	2006	2005
Provision for income taxes at statutory tax rate	$2,277,151	$911,363
Tax concessions	(1,189,401)	(271,345)
Permanent difference	(11,972)	(20,871)
Increase in valuation allowances	135,806	(118,415)
Income tax	$1,211,584	$500,732

United States and State of Texas Taxes:

The Company has US federal net operating loss carryforwards in the amount of $240,000, $475,000 and $16,000 which expire in 2026, 2025 and 2024, respectively.

The net operating loss generated in 2006 was different from the Sunrise US holding company’s book loss because $380,000 of foreign assets was considered repatriated to and, thus, taxable by the United States through loans made by CY-SRRE to SRRE. Another difference between book and tax income in 2006 was the exclusion from income of $165,000 of dividends which were previously taxed as subpart F income.

The net operating loss generated in 2005 was different from the Sunrise US holding company’s book loss because $165,000 of undistributed foreign personal holding company income of a controlled foreign corporation and $125,000 of China taxes thereon which were recognized and are deductible temporary differences because the Company expects to pay at least that amount of dividends within the next several years. Other differences between book and tax income in 2005 include $221,850 of consulting fees incurred to establish an AMEX listing and $81,600 of consulting fees paid with stock subject to substantial risk of forfeiture and which were not deductible for tax purposes. Under the American Jobs Creation Act of 2004 and guidance issued thereunder, the company did not make permitted investments in the United States of dividends received; therefore, it did not claim an 85% dividend received deduction.

The realization of deferred tax assets depends upon the existence of sufficient taxable income in the carryforward period. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets:

•	Future taxable income exclusive of reversing temporary differences and carryforwards,
•	Future reversals of existing taxable temporary differences,
•	Taxable income in prior carry-back years,
•	Tax planning strategies.

We have not relied upon future taxable income exclusive of temporary differences and carryforwards for the realization of U.S. deferred tax assets. Reliance on this source is difficult when there is negative evidence such as current and cumulative losses in recent years.
We have not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of $8 million and $4.8 million, at December 31, 2006 and 2005, respectively, of our non-U.S. subsidiaries because it is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings. Distributions are limited under China corporate law to the entity’s earnings in the preceding calendar year and, then, must be approved by China regulators. It is believed that the maximum amount of distributions which would be approved in 2007 based on 2006 earnings would not exceed $750,000. Of this amount, it is expected that $600,000 would be retained at the Cayman Islands subsidiary and that only approximately $150,000 would be distributed to Sunrise US. As indicated above, the US tax net operating loss carryovers would completely shelter this amount.

The Tax Increase Prevention and Reconciliation Act (“TIPRA”) which was signed March 17, 2006, modified what income is taxed to the Company as an owner of a controlled foreign corporation (“CFC”). This modification is effective for Sunrise’s 2006 through 2008 tax years. For Sunrise, the TIPRA modification means that certain dividend or interest income received by SRRE-CY or LRY-BVI will not trigger income recognition by SRRE US if the funds remain at the SRRE-CY or LRY-BVI level. Such dividends and interest must be properly allocable to non-subpart-F income, e.g., active income, of the Chinese level subs of SRRE-CY and LRY-BVI.

The SRRE is incorporated in the State of Texas which does not have a corporate income tax.

NOTE 16 - EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the effect of our outstanding warrants, if including such instruments is dilutive.

	Year Ended December 31,
	2006	2005

Weighted average shares outstanding used to compute basic earnings per share	22,942,957	21,636,614

Diluted effect of warrants	-	-

Total weighted average shares of dilutive securities outstanding used to compute diluted earnings per share	22,942,957	21,636,614

For the year ended December 31, 2006, 15,000 common shares potentially issuable under our warrants were excluded from diluted weighted average shares outstanding as their effects were anti-dilutive (i.e., increased the net income per share).

NOTE 17- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2006 and 2005, the Company incurred lease expenses amounting to $389,865 and $358,914, respectively. As of December 31, 2006, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	2006	2005
Within one year	$124,429	$183,816
Two to five years	2,349	46,169
Operating lease commitments	$126,778	$229,985

In order to distribute the properties of the property underwriting project mentioned in Note 7 above, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2006, 39 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 40% of total area under these lease commitments.

As of December 31, 2006, the lease commitments under the above promotional package are as follows:

	2006	2005
Within one year	$2,807,847	$1,630,983
Two to five years	10,319,497	9,210,256
Over five years	2,774,208	4,216,715
Operating lease commitments arising from the promotional package	$15,901,552	$15,057,954

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined amount of compensation. As of December 31, 2006, the compensation to terminate all leasing agreements is $3,108,576. As of December 31, 2006, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

NOTE 18 - STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer a least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 19- ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2006, the only component of accumulated other comprehensive income was translation reserve.

NOTE 20 - ISSUE OF COMMON STOCKS AND WARRANTS

On January 15, 2006, the Company approved the issue of 1,030,000 shares and 330,000 shares to Marco Partners Limited and Chiang Hui Hsiung, a former director of the Company, respectively, for their consulting services rendered to the Company in 2005. Accrued consulting services fees of $693,600 have been made.

On June 15, 2006, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with Midtown Partners & Co., LLC (“Midtown”) whereby the Company engaged Midtown as the Company’s exclusive placement agent, for a four month period expiring on October 14, 2006. Upon execution of the Placement Agent Agreement, the Company issued to Midtown as an engagement fee 5,000 unregistered shares of common stock and 15,000 underlying warrants. The 5,000 common stocks issued was valued at $9,000 and the warrants were issued with an exercise price of $2.25 per share with a 5-year term from issuance and valued at $203.

NOTE 21 - ACQUISITION OF FURTHER INTEREST IN SUBSIDIARY

On May 8, 2006, the Company acquired further 20 percent of the outstanding common shares of SZGFH and since then SZGFH became a wholly owned subsidiary of the Company. The entire results, acquired assets and liabilities of SZGFH have been included in the consolidated financial statements since the effective date of the acquisition. The purchase price and preliminary fair value of the acquired assets are not material to our consolidated financial statements. Goodwill recognized in this transaction was $13,307.

NOTE 22 - CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2006 and 2005, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,		Percentage of Accounts Receivable as at December 31,
	2006	2005	2006	2005
Customer A	56%	40%	59%	*
Customer B	*	10%	*	*

* less than 10%

NOTE 23 - NON-CASH ACTIVITIES

During the year ended December 31, 2006, deposits for the acquisition of properties were settled by the accounts receivable from the property developer from whom the properties were acquired, and accrued consulting services fees were settled by the issuance of common stock.

The non-cash financial information is as follows:

Year ended December 31, 2006
Property, plant and equipment	$1,692,022
Accrued consulting services fees	702,803
$2,394,825
Satisfied by:
Accounts receivable	$1,455,049
Deposits for acquisition of properties	236,973
Issuance of common stock	702,803
$2,394,825

NOTE 24 - SUBSEQUENT EVENTS

On February 8, 2007, the Company repaid $150,000 of a promissory note of $300,000 and accrued interest of $8,750 thereon. This promissory note bears interest at a rate of 5% per annum. The remaining of this promissory note is unsecured and the term of repayment is not specifically defined.
On February 2, 2007, the Company obtained a promissory note of $2,565,903. This promissory note bears interest at a rate of 18% per annum. This promissory note is unsecured and will be repayable within one year. The use of this promissory note is initial investment of new projects in future.

On February 14, 2007, the venturers (one of them is an independent third party; the other is the Company’s ex-director, Chang Shu-Ching) of the property underwriting project for a commercial building mentioned in Note 7 above entered into an agreement. According to the agreement, Chang Shu-Ching obtained 25% of the net results of the project from the other venturer. As a result, the Company and Chang Shu-Ching are entitled to share 65% and 35% of the net results of the project, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed as of the end of the period covered by this Form 10-KSB, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at December 31, 2006, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls for financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders to be held on June 12, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2006, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

Code of Ethics

On October 8, 2005, we adopted a code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person without charge, upon request, a copy of the corporate code of ethics. Any person wishing a copy should write to Alice Wang, Sunrise Real Estate Group, Inc., Suite 701, No. 333, Zhaojiabang Road, Shanghai, PRC 200032.

ITEM 10. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders to be held on June 12, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders to be held on June 12, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders to be held on June 12, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13. EXHIBITS

Exhibit	Description
Number

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

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC.

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Art Honanyan, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Art Honanyan, pursuant to 18 U.S.C. 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders to be held on June 12, 2007, which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: April 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung
Lin Chi-Jung	Principal Executive Officer	April 13, 2007
and Director
/s/ Art Honanyan
Art Honanyan	Chief Financial Officer	April 13, 2007

/s/ Lin Chao-Chin
Lin Chao-Chin	Director	April 13, 2007

/s/ Lin Hsin-Hung
Lin Hsin-Hung	Director	April 13, 2007

/s/ Fu Xuan-Jie
Fu Xuan-Jie	Director	April 13, 2007

/s/ Li Xiao-Gang
Li Xiao-Gang	Director	April 13, 2007

/s/ Chen Ren
Chen Ren	Director	April 13, 2007

/s/ Zhang Xi
Zhang Xi	Director	April 13, 2007