Form 10QSB
period 2007-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2007-05-21
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 2, 2007 - 23,001,614 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

For the Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)
	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,944,652	$945,727
Accounts receivable	2,029,459	4,824,031
Promissory deposits (Note 3)	840,423	192,093
Amounts due from venturers (Note 10)	1,958,300	1,939,616
Other receivables and deposits (Note 4)	875,698	509,745

Total current assets	7,648,532	8,411,212

Property, plant and equipment - net (Note 5)	8,790,259	2,491,633
Deferred tax assets (Note 6)	144,218	142,842
Deposits for acquisitions of properties (Note 7)	4,782,858	10,662,642
Goodwill	209,170	207,302

Total assets	$21,575,037	$21,915,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 8)	$1,276,608	$1,256,282
Promissory notes payable (Note 9)	3,241,566	740,833
Accounts payable	192,764	528,814
Amounts due to venturers (Note 10)	1,300,575	1,410,377
Amount due to director (Note 11)	169,180	180,630
Other payables and accrued expenses (Note 12)	1,011,452	1,538,704
Other tax payable (Note 13)	115,509	258,732
Income tax payable (Note 14)	1,217,319	1,366,612

Total current liabilities	8,524,973	7,280,984

Commitments and contingencies (Note 15)

Long-term bank loans (Note 8)	3,643,659	3,927,478

Long-term promissory notes payable (Note 9)	211,111	244,445

Minority interest	373,078	375,406

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,001,614 and 23,001,614 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	230,016	230,016
Additional paid-in capital	2,922,997	2,922,997
Statutory reserve (Note 16)	716,862	716,862
Retained earnings	4,353,351	5,742,586
Accumulated other comprehensive income (Note 17)	598,990	474,857

Total shareholders’ equity	8,822,216	10,087,318

Total liabilities and shareholders’ equity	$21,575,037	$21,915,631

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Net Revenues	$1,135,155	$4,599,414

Cost of Revenues	(1,250,692)	(1,903,528)

Gross (Loss)/ Profit	(115,537)	2,695,886

Operating Expenses	(239,509)	(202,372)

General and Administrative Expenses	(894,575)	(723,301)

Operating (Loss)/ Profit	(1,249,621)	1,770,213

Interest Income	4,227	1,475

Other Income, Net	55,641	2,166

Interest Expenses	(202,562)	(129,765)

(Loss)/ Income Before Income Tax and Minority Interest	(1,392,315)	1,644,089

Income Tax	-	(301,143)

(Loss)/ Income Before Minority Interest	(1,392,315)	1,342,946

Minority Interest	3,080	(28,028)

Net (Loss)/ Income	$(1,389,235)	$1,314,918

(Loss)/ Earnings Per Share - Basic and Fully Diluted	$(0.06)	$0.06

Weighted average common shares outstanding - Basic and Fully Diluted	23,001,614	22,996,614

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net (loss)/ income	$(1,389,235)	$1,314,918
Adjustments to reconcile net income to
net cash provided by/(used in) operating activities
Depreciation of plant and equipment	83,581	33,817
Loss on disposal of fixed assets	532	1,039
Deferred tax credit	-	(136,388)
Minority interest	(3,080)	29,528
Change in:
Accounts receivable	2,829,625	(2,863,420)
Promissory deposits	(643,882)	-
Other receivables and deposits	(359,592)	(134,605)
Accounts payable	(339,773)	(9,917)
Amounts with venturers	(122,892)	1,321,408
Deferred commission income	-	909,254
Other payables and accrued expenses	(539,896)	(708,531)
Interest payable on promissory notes	84,830	-
Interest payable on amount due to director	(11,450)	-
Other tax payable	(145,130)	95,195
Income tax payable	(161,804)	372,377
Net cash (used in)/provided by operating activities	(718,166)	224,675

Cash flows from investing activities
Acquisition of plant and equipment	(375,073)	(2,951)
Deposits paid for acquisition of properties	-	(1,247,349)
Net cash (used in) investing activities	(375,073)	(1,250,300)

Cash flows from financing activities
Bank loan repayment	(312,166)	(336,419)
Bank loans obtained	-	1,247,349
Repayment of promissory note	(183,334)	(124,735)
Proceeds from promissory note	2,565,903	-
Advances from director	-	(10,458)
Net cash provided by financing activities	2,070,403	775,737

Effect of exchange rate changes on cash and cash equivalents	21,761	21,311

Net (decrease)/increase in cash and cash equivalents	998,925	(228,577)

Cash and cash equivalents at beginning of period	945,727	855,588

Cash and cash equivalents at end of period	$1,944,652	$627,011

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	174,206	62,831
Interest paid	129,182	140,639

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

SHXJY, SZXJY, BJXJY, SHSY, SZGFH and SZSY commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005 and November 2006 respectively. Each of SHXJY, SZXJY, BJXJY, SHSY, SZGFH and SZSY has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

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

The principal activities of the Company are property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

SRRE had approximately 1,273 shareholders of record as of May 2, 2007.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data as of and for the three months ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2007 have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, SZSY, BJXJY, SHSY and SZGFH. All inter-company transactions and balances have been eliminated.

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss of $1,389,235 for the first quarter of 2007 and had negative working capital of $876,644 and operating lease obligation on a commercial building in Suzhou payable within 12 months of $2,834,894 as of March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations in respect of the agency sales and new investment projects. The Company owns investment properties in the commercial building in Suzhou. These are currently valued on the balance sheet at $11,539,400, with $4,241,463 collateralized bank loans. The Company intends to use all opportunities to obtain liquidity from the unpledged value of these properties in the next 12 months. This includes: sales, additional collateralized bank loans or rental. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

The exchange rate between US$ and RMB had a little fluctuation during the periods presented. The rates ruling as of March 31, 2007 and December 31, 2006 are US$1: RMB7.7342 and US$1: RMB7.8087, respectively.

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

Net Earnings per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share gives recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance includes the deposits of $840,423 placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Advances to staff	$23,000	$25,912
Rental deposits	82,121	51,333
Prepaid rental	368,655	365,138
Other receivables	401,922	67,362
	$875,698	$509,745

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT - NET

	March 31,	December 31,
	2007	2006
	(Unaudited)
Furniture and fixtures	$105,905	$105,288
Computer and office equipment	236,915	234,460
Motor vehicles	613,282	607,431
Properties	8,286,204	1,909,671
	9,242,306	2,856,850
Less: Accumulated depreciation	(452,047)	(365,217)
	$8,790,259	$2,491,633

NOTE 6 - DEFERRED TAX ASSETS

The components of deferred tax assets are as follows:

Tax effect on deferred commission income (Note 7)
(Unaudited)
The balance of deferred tax assets on December 31, 2006	$142,842
Tax effect on deferred commission income for the period	-
Effect on change in exchange rate	1,376
The balance of deferred tax assets on March 31, 2007	$144,218

NOTE 7 - DEPOSITS FOR ACQUISITION OF PROPERTIES

	March 31,	December 31,
	2007	2006
	(Unaudited)
Deposits paid for acquisition of properties	$5,309,791	$11,429,307
Less: Deferred commission income from properties acquired	(526,933)	(766,665)
	$4,782,858	$10,662,642

During the past two years, the Company entered into sales and purchase agreements to acquire two floors and five units of a commercial building in Suzhou, the PRC at an aggregate consideration of $13,381,621. The properties under development were completed on March 31, 2006, and all the deposits have been paid to the property developer. As the Company acts as that property developer’s sole distribution agent and earns commission income, the corresponding commission income of $961,454 generated from the properties purchased by the Company was therefore deferred and offset against the deposits paid. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. As of March 31, 2007, the title for two floors and two units has been transferred to the Company. The Company is in the process of obtaining title to these remaining properties, which we expect will occur before May 31 2007. Accordingly, deposits of $8,071,830 paid for these two floors and two units and corresponding commission income of $434,521 was classified as properties in Note 5.

NOTE 8 - BANK LOANS

Bank loans bear interest at prevailing rates ranging from 5.85% to 7.128% per annum, and are repayable within five years by monthly installments. The bank loans are secured by the properties as mentioned in Note 7 above when the title of the properties is transferred to the Company.

NOTE 9 - PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $344,444. This promissory note of $344,444 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $150,000 and accrued interest of $1,250 thereon. This promissory note of $150,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $2,565,903 and accrued interest of $91,080 thereon. This promissory note of $2,565,903 bears interest at a rate of 18% per annum. This promissory note is unsecured and will be repayable before February 1, 2008.

NOTE 10 - AMOUNTS DUE FROM/TO VENTURERS

The Company has entered into co-operation agreements with two venturers (one of them is an independent third party; the other is the Company’s ex-director, Chang Shu-Ching) to jointly carry out a property underwriting project for a commercial building in Suzhou, the PRC. According to the agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the project, respectively. On February 14, 2007, the venturers entered into an agreement. According to the agreement, Chang Shu-Ching obtained 25% of the net results of the project from the other venturer. As a result, the Company and Chang Shu-Ching are entitled to share 65% and 35% of the net results of the project, respectively.

NOTE 11 - RELATED PARTY

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of March 31, 2007, the balance includes principal of $159,026 and accrued interest of $10,154 thereon. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2007	2006
	(Unaudited)
Accrued staff commission & bonus	$463,228	$997,794
Rental deposits received	270,134	240,329
Other payables	278,090	300,581
	$1,011,452	$1,538,704

NOTE 13 - OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered. The amount of PRC business tax charged for the period was $60,498.

NOTE 14 - INCOME TAX PAYABLE

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

We have not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of $6.9 and $7.5 million, at March 31, 2007 and December 31, 2006, respectively, of our non-U.S. subsidiaries because it is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings. Distributions are limited under China corporate law to the entity’s earnings in the preceding calendar year and, then, must be approved by China regulators. It is believed that the maximum amount of distributions which would be approved in 2007 based on 2006 earnings would not exceed $750,000. Of this amount, it is expected that $600,000 would be retained at the Cayman Islands subsidiary and that only approximately $150,000 would be distributed to Sunrise US. As indicated above, the US tax net operating loss carryovers would completely shelter this amount.

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

The SRRE is incorporated in the State of Texas, which does not have a corporate income tax.

NOTE 15- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the three months ended March 31, 2007 and 2006, the Company incurred lease expenses amounting to $74,337 and $94,428, respectively. As of March 31, 2007, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	March 31,	December 31,
	2007	2006
	(unaudited)
Within one year	$77,705	$124,429
Two to five years		2,349
Operating lease commitments	$77,705	$126,778

In order to distribute the properties of the property underwriting project mentioned in Note 7 above, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on these properties are for 61% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2007, 50 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 47% of total area under these lease commitments.

As of March 31, 2007, the lease commitments under the above promotional package are as follows:

	March 31,	December 31,
	2007	2006
	(unaudited)
Within one year	$2,834,894	$2,807,847
Two to five years	9,769,928	10,319,497
Over five years	2,422,566	2,774,208
Operating lease commitments arising from the promotional package	$15,027,388	$15,901,552

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of March 31, 2007, the compensation to terminate all leasing agreements is approximately $3,067,037. As of March 31, 2007, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

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

NOTE 17- ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2007, the only component of accumulated other comprehensive income was translation reserve.

NOTE 18 - CONCENTRATION OF CUSTOMERS

During the three months ended March 31, 2007 and 2006, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended March 31,		Percentage of Accounts Receivable as at March 31,
	2007	2006	2007	2006
	(Unaudited)

Customer A	16%	78%	69%	*
Customer B	11%	*	*	*

* less than 10%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. The information contained in this quarterly report on Form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including but not limited to our annual report on Form 10-KSB for the year ended December 31, 2006, which discusses our business in greater detail.

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “seeks”, “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, current or potential investors, news organizations and others, and discussions with management and other of our representatives, customer and suppliers. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those relating to our ability to raise money and grow our business, and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions.

OVERVIEW

In October 2004, the former shareholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) (“CY-SRRE”) and LIN RAY YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in a merger. Before the completion of the merger, SRRE had no continuing operations, and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE. However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries. All equity information and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.
SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”) and Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”. The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary at the time, SHXJY, contracted with property developers to market and sold their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. SHXJY has focused its sales on the whole China market, especially in secondary cities. To expand our agency business, SHXJY has established branches in NanChang, YangZhou, ZhenJiang, NanJing and ChongQing, and subsidiaries in Suzhou and Beijing. Because of our diverse market locations, our business operations in SHXJY have demonstrated revenue growth in 2006 under the current macro economic policies, and we expect this growth trend to continue in 2007.

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model (the “Underwriting Model”) whereby our commission is not calculated as a percentage of the sales price but is equal to the price difference between the final sales price and the underwriting price. In this model, we negotiate with the developer for an underwriting price that is as low as possible, with the guarantee that all or majority of the units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that if there are any unsold units with sales guarantees on the expiry date, we may have to buy them from developers at the underwriting price. If that occurs we would hold these units in our inventory or as investments.

In February 2004 SHSY entered into a property underwriting agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price. As the sole distribution agent for this office building, SHSY committed to a sales target of $53.39 million, representing all of the units of the building. We started selling units in December 2004. As of the end of February, 2007, we sold all of the units in the building and achieved the sales target by selling 47,093 square meters with a total sales price of $71.66 million. The properties under development were completed on March 31, 2006, and titles to the properties have been transferred to the respective buyers.

During the past two years, we have also made some property investments in Suzhou by acquiring two floors and five units of the Sovereign Building at an aggregate consideration of $13,381,621. The properties under development were completed on March 31, 2006. One floor will be held for our own use, and the remaining properties will be held for long-term investment purposes. As of December 31, 2006, we had paid the full purchase price to the property developer. As of March 31, 2007, the title for two floors and two units has been transferred to the Company. The Company is in the process of obtaining title to these remaining properties, which we expect will occur before May 31 2007.

In order to distribute all the properties of the Sovereign Building, during 2005 SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 61% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006, and as of March 31, 2007, 50 sub-leasing agreements were signed. The area represented by the signed sub-leasing agreements represents 47% of the total area represented by lease commitments. As of May 10, 2007, 58 sub-leasing agreements have been signed, the area of these signed sub-leasing agreements represent 52% of total area that have lease commitments. We expect that the income from the sub-leasing business will cover the lease commitments for the 5 to 8 year leasing period as a whole.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2006, EITF 06-03: “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” was issued. EITF 06-03 provides guidance on how to account for any tax assessed by a governmental authority that is imposed concurrent with a revenue producing transaction between a seller and a customer. The adoption of EITF 06-03 did not have a material impact on the Company’s result operations, financial position or liquidity.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty recognized in income taxes in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On 16 March 2007, the 5th Plenary Session of the 10th National People's Congress passed the Corporate Income Tax Law of the People's Republic of China ("the New Corporate Income Tax Law") which will take effect on 1 January 2008. Consequently, the Company is not able to make an estimate of the expected financial effect of the New Corporate Tax Law on its deferred tax assets and liabilities. The expected financial effect if any, will be reflected in the Company's 2007 financial statements. The enactment of the New Corporate Tax Law is not expected to have any financial effect on the amounts accrued in the balance sheet in respect of current tax payable.

The Company is registered in the Shanghai special economic zone and hence enjoys a preferential income tax rate of 15%. From 1 January 2008, the income tax rate is expected to gradually increase to the standard rate of 25% over a five-year transition period. However, the New Corporate Tax Law has not set out the details as to how the existing preferential tax rate will gradually increase to standard rate of 25%

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. This statement simplifies and codifies fair value related guidance previously issued and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that SFAS 157 will significantly impact its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115”(“SFAS 159”), which permits companies to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Adoption of SFAS 159 is optional and it may be adopted beginning in the first quarter of 2007. The Company does not believe that SFAS 159 will significantly impact its financial statements.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the three months ended March 31 2007, compared to the three months ended March 31, 2006.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31,
	2007	% of total	2006	% of total	% change
Agency sales	$774,372	68%	$994,721	22%	(22)%
Underwriting sales	$180,062	16%	$3,604,693	78%	(95)%
Property management	$180,721	16%	-	-	n/a
Net revenue	$1,135,155	100%	$4,599,414	100%	(75)%

The net revenue in the first quarter of 2007 was $1,135,155, which was a decrease of 75% from $4,599,414 in the first quarter of 2006. In the first quarter of 2007, agency sales represented 68% of net revenue, underwriting sales represented 16% and property management represented 16%. In the first quarter of 2006, agency sales represented 22% of net revenue and underwriting sales represented 78%. The decrease in net revenue in the first quarter of 2007 was mainly due to the decrease in our underwriting sales revenue.

Agency sales

Agency sales represented 68% of our net revenue in the first quarter of 2007. This revenue was derived from the business activities of SHXJY and its subsidiaries. The net revenue from agency sales in the first quarter of 2007 decreased 22% compared with same period in 2006. The primary reason for the change was that two projects successfully closed in 2006, which contributed net revenue of $483,417 to the Company in the first quarter of 2006. No comparable projects closed in the first quarter of 2007, which resulted in lower revenues from this business line during that period. As a result of our diverse market locations and our professional performance in our agency sales business, in the first quarter of 2007, there were 21 agency sales projects contributing net revenue to the Company, compared to 18 projects in the same period in 2006. We hope to achieve a stable growth in our agency sales business in 2007.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target of $53.39 million. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price that is as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that if there is any unsold unit on the expiry date of the agreement, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as investments.

We started selling units in the Soverign Building in December 2004. As of the end of February, 2007, we have sold all of the units in the building and achieved the sales target by selling 47,093 square meters with a total sales price of $71.66 million and this underwriting project has contributed total net revenue of $13,915,091 to the Company.

Property Management

In order to distribute all the properties of the Sovereign Building, during 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 61% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of May 10, 2007, 58 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 52% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2007 and that it can cover the lease commitments in the leasing period as a whole.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2007	% of total	2006	% of total	% change
Agency sales	$509,392	41%	$416,304	22%	22%
Underwriting sales	$35,424	3%	$1,487,224	78%	(98)%
Property management	$705,876	56%	-	-	n/a
Cost of revenue	$1,250,692	100%	$1,903,528	100%	(34)%

The cost of revenue in the first quarter of 2007 was $1,250,692, a decrease of 34% from $1,903,528 in the same period in 2006. In the first quarter of 2007, agency sales represented 41% of cost of revenue, underwriting sales represented 3% and property management represented 56%. In the first quarter of 2006, agency sales represented 22% of cost of revenue and underwriting sales represented 78% of cost of revenue. The decrease in cost of revenue in first quarter of 2007 was mainly due to the decrease in our underwriting sales.

Agency sales

The cost of revenue for agency sales in the first quarter of 2007 was $509,392, an increase of 22% from $416,304 in the same period in 2006. The primary reason for this increase is that we started a branch in Chongqing and established SZSY in Shuzhou in November, 2006 to support the growth of our agency sales and diversify our market presence. The cost of revenues for the Chongqing branch and SZSY in the first quarter of 2007 was $126,411; there was no such cost in the same period of 2006.

Underwriting sales

Since all of the units under this project were sold by the end of February, 2007, we incurred very few costs relating to this project during the first quarter of 2007.

Property management

In order to distribute all the properties of the aforesaid underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and we recognized the rental return under these leasing agreements as our cost.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2007	% of total	2006	% of total	% change
Agency sales	$176,098	74%	$187,496	93%	(6)%
Underwriting sales	$33,078	14%	$13,283	6%	149%
Property management	$30,333	12%	$1,593	1%	1804%
Operating expenses	$239,509	100%	$202,372	100%	18%

The operating expenses in the first quarter of 2007 were $239,509, an increase of 18% from $202,372 in the same period in 2006. In the first quarter of 2007, agency sales represented 74% of operating expenses, underwriting sales represented 14%, and property management represented 12%. In the first quarter of 2006, agency sales represented 93% of operating expenses, underwriting sales represented 6%, and property management represented 1%. The increase in operating expenses in the first quarter of 2007 was mainly due to the increase in our underwriting sales and property management.

Agency sales

The operating expenses for agency sales in the first quarter of 2007 were $176,098 which was a decrease of 6% from $187,496 in the same period in 2006. This decrease was mainly due to the decrease in the staff cost of SHXJY and its subsidiaries and branches in the first quarter of 2007, compared to the same period in 2006, the decrease of such expenses was $13,418.

Underwriting sales

The operating expenses for underwriting sales in the first quarter of 2007 were $33,078, an increase of 149% from $13,283 in the same period in 2006. This increase was mainly due to the increase in the staff cost of SHSY, compared to the first quarter of 2006, the increase of such expenses was $12,550.

Property management

The operating expenses for property management in the first quarter of 2007 were $30,333, an increase of 1804% from $1,593 in the same period in 2006. The main reason for the increase was the payment of agency commissions of SZGFH. The agency commissions in the first quarter of 2007 were $24,628 and there was no such expense in the same period in 2006.

General and Administrative Expenses

The general and administrative expenses in first quarter of 2007 were $894,575, increasing 24% from $723,301 in the first quarter of 2006. The increase in general and administrative expenses was mainly due to the increase in the staff cost. In the first quarter of 2007 and 2006, the staff cost was $350,902 and $242,520 respectively. The increase in the staff cost is mainly to support our more diversified market locations.

Interest Expenses

Interest expense in the first quarter of 2007 was $202,562, increasing 56% from $129,765 in the same period in 2006. The interest expense relates to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, promissory notes.

Our accounts receivable balance at March 31, 2007 was $2,029,459 compared to $4,824,031 as of December 31, 2006.

We ended the period with a cash position of $1,944,652. The Company’s operating activities used cash resources of $718,166 for the three months ended March 31, 2007, which are mainly devoted to the payment of promissory deposits.

The Company’s investing activities used cash resources of $375,073 for the three months ended March 31, 2007, which are mainly devoted to the acquisition of plant and equipment.

The Company’s financing activities provided cash resources of $2,070,403 for the three months ended March 31, 2007, which are mainly derived from the proceeds from promissory notes.

We anticipate that our current available funds, cash inflows from providing property agency services, underwriting services and management services, and sales proceeds from disposal of properties acquired will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs during 2007.

We also plan to raise additional funds in the future in order to fund acquisitions, or to invest in new projects. If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity that are with terms satisfactory to management and our board of directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2007, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: May 21, 2007	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 21, 2007	By:	/s/ Art Honanyan
Art Honanyan, Chief Financial Officer