Form 10QSB
period 2007-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2007-08-20
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 10, 2007 - 23,691,700 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

For the Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,249,590	$945,727
Accounts receivable	602,981	4,824,031
Promissory deposits (Note 3)	853,522	192,093
Amounts due from venturers	-	1,939,616
Other receivables and deposits (Note 4)	971,609	509,745

Total current assets	3,677,702	8,411,212

Property, plant and equipment - net (Note 5)	2,479,603	2,491,633
Investment property (Note 6)	12,955,184	-
Deferred tax assets	-	142,842
Deposits for acquisitions of properties	-	10,662,642
Goodwill	212,223	207,302

Total assets	$19,324,712	$21,915,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 7)	$1,302,404	$1,256,282
Promissory notes payable (Note 8)	3,342,974	740,833
Accounts payable	162,447	528,814
Amounts due to venturers (Note 9)	43,878	1,410,377
Amount due to director (Note 10)	340,630	180,630
Other payables and accrued expenses (Note 11)	1,526,784	1,538,704
Other tax payable (Note 12)	37,423	258,732
Income tax payable (Note 13)	1,008,958	1,366,612

Total current liabilities	7,765,498	7,280,984

Commitments and contingencies (Note 14)

Long-term bank loans (Note 7)	3,373,787	3,927,478
Long-term promissory notes payable (Note 8)	188,889	244,445
Minority interest	408,223	375,406

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,001,614 and 23,001,614 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	230,016	230,016
Additional paid-in capital	2,922,997	2,922,997
Statutory reserve (Note 15)	716,862	716,862
Retained earnings	2,924,528	5,742,586
Accumulated other comprehensive income (Note 16)	793,912	474,857

Total shareholders’ equity	7,588,315	10,087,318

Total liabilities and shareholders’ equity	$19,324,712	$21,915,631

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Unaudited)
Net Revenues	$1,520,047	$5,354,935	$2,655,202	$9,954,349

Cost of Revenues	(1,434,946)	(1,695,959)	(2,685,638)	(3,599,487)

Gross (Loss)/ Profit	85,101	3,658,976	(30,436)	6,354,862

Operating Expenses	(255,412)	(235,375)	(494,921)	(437,747)

General and Administrative Expenses	(936,714)	(627,542)	(1,831,289)	(1,350,843)

Operating (Loss)/ Profit	(1,107,025)	2,796,059	(2,356,646)	4,566,272

Interest Income	3,344	1,606	7,571	3,081

Other Income/(Expenses), Net	(34,851)	8,582	20,790	10,748

Interest Expenses	(222,785)	(126,988)	(425,347)	(256,753)

(Loss)/ Income Before Income Tax and Minority Interest	(1,361,317)	2,679,259	(2,753,632)	4,323,348

Income Tax	(28,973)	(594,381)	(28,973)	(895,524)

(Loss)/ Income Before Minority Interest	(1,390,290)	2,084,878	(2,782,605)	3,427,824

Minority Interest	(38,533)	(29,576)	(35,453)	(57,604)

Net (Loss)/ Income	$(1,428,823)	$2,055,302	$(2,818,058)	$3,370,220

(Loss)/ Earnings Per Share - Basic and Fully Diluted	$(0.06)	$0.09	$(0.12)	$0.14

Weighted average common shares outstanding - Basic and Fully Diluted[1]	23,691,662	23,686,662	23,691,662	23,686,662

1 Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007 (Note 18).

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net (Loss)/income	$(2,818,058)	$3,370,220
Adjustments to reconcile net income to
net cash provided by/(used in) operating activities
Depreciation of plant and equipment	240,757	70,070
Loss on disposal of fixed assets	848	1,042
Deferred tax credit	-	(59,757)
Minority interest	22,980	57,604
Change in:
Accounts receivable	4,285,194	(3,467,702)
Promissory deposits	(647,752)	(303,421)
Other receivables and deposits	(488,359)	(325,465)
Accounts payable	(374,690)	111,961
Amounts with venturers	578,679	970,226
Deferred commission income	-	398,381
Other payables and accrued expenses	(4,826)	(606,082)
Interest payable on promissory notes	186,238	32,950
Interest payable on amount due to director	(10,974)	3,581
Other tax payable	(224,817)	146,670
Income tax payable	(387,064)	800,272
Net cash provided by operating activities	358,156	1,200,550

Cash flows from investing activities
Acquisition of plant and equipment	(167,373)	(89,937)
Deposits paid for acquisition of properties	(1,850,424)	(1,456,782)
Acquisition of equity interest in subsidiary	-	(60,000)
Net cash (used in) investing activities	(2,017,797)	(1,606,719)

Cash flows from financing activities
Bank loan obtained	-	2,079,339
Bank loans repayment	(630,508)	(1,325,073)
Repayment of promissory note	(205,556)	(123,962)
Proceeds from promissory note	2,565,903	300,000
Capital contribution from minority interest	-	47,469
Repayment to director	(79,026)	-
Advances from director	250,000	-
Net cash provided by financing activities	1,900,813	977,773

Effect of exchange rate changes on cash and cash equivalents	62,691	12,999
Net increase in cash and cash equivalents	303,863	584,603
Cash and cash equivalents at beginning of period	945,727	855,588
Cash and cash equivalents at end of period	$1,249,590	$1,440,191

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	428,513	137,453
Interest paid	250,083	223,803

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively holds 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest, the director of SZXJY holding a 12.5% equity interest in SZSY. Following that, CY-SRRE effectively holds 38.5% equity interest in SZSY.

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

Figure 1: Company Organization Chart

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, SZSY, BJXJY, SHSY and SZGFH are sometimes hereinafter collectively referred to as “the Company.”

The principal activities of the Company are property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

SRRE had approximately 1,273 shareholders of record as of August 10, 2007.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data as of and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three and six months ended June 30, 2007 have been made. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

The exchange rate between US$ and RMB had a little fluctuation during the periods presented. The rates ruling as of June 30, 2007 and December 31, 2006 are US$1: RMB7.6155 and US$1: RMB7.8087, respectively.

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

Investment property

Investment property included one floors and six units of a commercial building in Suzhou, the PRC acquired by the Company for commercial rental purposes.

Investment properties are stated at cost. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of 20 years.

Significant additions that extend property lives are capitalized and are depreciated over their respective estimated useful lives. Routine maintenance and repair costs are expensed as incurred. The Company reviews its investment property for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable.

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

As of January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, and changed our policy related to the accounting for income tax contingencies. To understand the cumulative effect of this accounting change, see Note 13. Income Taxes Payable: Adoption of New Accounting Standard.

We account for income tax contingencies using a benefit recognition model. Beginning January 1, 2007, if we consider that a tax position is 'more likely than not' of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and we often obtain assistance from external advisors.

Under the benefit recognition model, if our initial assessment fails to result in the recognition of a tax benefit, we regularly monitor our position and subsequently recognize the tax benefit if there are changes in tax law or analogous case law that sufficiently raise the likelihood of prevailing on the technical merits of the position to more likely than not; if the statute of limitations expires; or if there is a completion of an audit resulting in a settlement of that tax year with the appropriate agency.

Historically, our policy had been to account for income tax contingencies based on whether we determined our tax position to be 'probable' under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. In addition, we previously considered all tax liabilities as current once the associated tax year was under audit.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance includes the deposits of $853,522 placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Advances to staff	$15,425	$25,912
Rental deposits	85,549	51,333
Prepaid rental	460,619	365,138
Other receivables	410,016	67,362
	$971,609	$509,745

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT - NET

	June 30,	December 31,
	2007	2006
	(Unaudited)
Furniture and fixtures	$108,988	$105,288
Computer and office equipment	232,108	234,460
Motor vehicles	648,700	607,431
Properties	1,986,669	1,909,671
	2,976,465	2,856,850
Less: Accumulated depreciation	(496,862)	(365,217)
	$2,479,603	$2,491,633

NOTE 6 - INVESTMENT PROPERTY

	June 30,	December 31,
	2007	2006
	(Unaudited)
Investment property	$13,075,178	$-
Less: Accumulated depreciation	(119,994)	-
	$12,955,184	$-

NOTE 7 - BANK LOANS

Bank loans bear interest at prevailing rates ranging from 6.12% to 7.128% per annum, and are repayable within five years by monthly installments. The bank loans are secured by the properties as mentioned in Note 5 and 6 above when the title of the properties is transferred to the Company.

NOTE 8 - PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $322,222 and accrued interest of $1,667 thereon . This promissory note of $322,222 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $150,000 and accrued interest of $3,125 thereon. This promissory note of $150,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $2,565,903 and accrued interest of $188,946 thereon. This promissory note of $2,565,903 bears interest at a rate of 18% per annum. This promissory note is unsecured and will be repayable before February 1, 2008.

NOTE 9 - AMOUNTS DUE TO VENTURERS

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

Amount due to director

Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of June 30, 2007, the balance includes principal of $330,000 and accrued interest of $10,630 thereon. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 11 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2007	2006
	(Unaudited)
Accrued staff commission & bonus	$540,958	$997,794
Rental deposits received	390,962	240,329
Other payables	594,864	300,581
	$1,526,784	$1,538,704

NOTE 12 - OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered. The amount of PRC business tax charged for the six months ended June 30, 2007 was $186,439.

NOTE 13 - INCOME TAX PAYABLE

A.	Adoption of New Accounting Standard

FIN 48 We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. With respect to United States federal and Chinese income taxes, no reclassification was required.

B.   Income Taxes Payable

United States and State of Texas Taxes:

The Company incurred a US federal net operating loss in the amount of $360,000 for the six months ended June 30, 2007. It has US federal net operating loss carryforwards in the amount of $240,000, $475,000 and $16,000 which expire in 2026, 2025 and 2024, respectively.

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

We have not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of $6.8 and $7.5 million, at June 30, 2007, and December 31, 2006, respectively, of our non-U.S. subsidiaries because it is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings. Distributions are limited under China corporate law to the entity’s earnings in the preceding calendar year and, then, must be approved by China regulators. It is believed that the maximum amount of distributions which would be approved in 2007 based on 2006 earnings would not exceed $750,000. Of this amount, it is expected that $600,000 would be retained at the Cayman Islands subsidiary and that only approximately $150,000 would be distributed to Sunrise US. As indicated above, the US tax net operating loss carryovers would completely shelter this amount.

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

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the six months ended June 30, 2007 and 2006, the Company incurred lease expenses amounting to $127,715 and $169,448, respectively. As of June 30, 2007, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)
Within one year	$28,357	$124,429
Two to five years	-	2,349
Operating lease commitments	$28,357	$126,778

In order to distribute the properties of the property underwriting project mentioned in Note 6 above, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on these properties are for 61% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2007, 69 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 61% of total area with these lease commitments.

As of June 30, 2007, the lease commitments under the above promotional package are as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)
Within one year	$2,879,080	$2,807,847
Two to five years	9,431,821	10,319,497
Over five years	2,083,476	2,774,208
Operating lease commitments arising from the promotional package	$14,394,377	$15,901,552

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2007, the compensation to terminate all leasing agreements is approximately $3,025,608. As of June 30, 2007, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

NOTE 15 - STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer at least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 16- ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 2007, the only component of accumulated other comprehensive income was translation reserve.

NOTE 17 - CONCENTRATION OF CUSTOMERS

During the three months and six months ended June 30, 2007 and 2006, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended June 30,		Percentage of Net Sales Six Months Ended June 30,		Percentage of Accounts Receivable as of June 30,
	2007	2006	2007	2006	2007	2006
Customer A	*	72%	*	75%	*	75%
Customer B	*	*	11%	*	*	*

* less than 10%

NOTE 18 - SUBSEQUENT EVENTS

Because the agency sales project in ZhenJiang was successfully closed, we closed the branch in ZhenJiang of SHXJY on July 10, 2007.

On July 16, 2007, the Board of Directors declared a 3% stock dividend on its outstanding shares of common stock to be paid on August 15, 2007, to shareholders of record as of August 1, 2007. All fractional shares resulting from the stock dividend will be rounded up to the next whole share and will be paid in stock. Following the stock dividend, Sunrise Real Estate Group, Inc. will have approximately 23,691,700 shares of common stock outstanding.

On July 26, 2007, SHSY obtained a bank loan from Bank of Shanghai of US$8,535,224 (RMB 65,000,000). The period of this bank loan is 3 years and bears interest at 7.722% per annum. The repayment schedule of this bank loan is as follow:

August 4, 2008	$656,556
February 2, 2009	$656,556
August 3, 2009	$656,556
February 1, 2010	$2,626,222
August 2, 2010	$3,939,334

This bank loan is secured by the properties as mentioned in Note 6 above. This bank loan will be used to repay the current bank loans of SHSY, to pay the promissory deposits of future projects and to satisfy the working capital of SHSY.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those relating to our ability to raise money and grow our business, and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions. Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In February 2004 SHSY entered into a property underwriting agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price. As the sole distribution agent for this office building, SHSY committed to a sales target of $54.22 million, representing all of the units of the building. We started selling units in December 2004. As of the end of February, 2007, we sold all of the units in the building and achieved the sales target by selling 47,093 square meters with a total sales price of $72.86 million. The properties under development were completed on March 31, 2006, and titles to the properties have been transferred to the respective buyers.

During the past two and half years, SHSY have also made some property investments in Suzhou by acquiring one floors and six units of the Sovereign Building at an aggregate consideration of $11,719,261. The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. The Company decided that these properties will be held for long-term investment purposes. As of June 30, 2007, all the title for these properties has been transferred to the Company.

In order to distribute all the properties of the Sovereign Building, during 2005 SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 61% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006, and as of June 30, 2007, 69 sub-leasing agreements were signed. The area represented by the signed sub-leasing agreements represents 61% of the total area represented by lease commitments. As of August 10, 2007, 72 sub-leasing agreements have been signed, the area of these signed sub-leasing agreements represent 64% of total area that have lease commitments.

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

In June 2007, the EITF reached a consensus on EITF 06-11: "Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards". EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position or results of operation.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2007, with comparisons to the historical three and six months ended June 30, 2006.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2007	% to total	2006	% to total	% change	2007	% to total	2006	% to total	% change
Agency sales	1,226,165	81	1,508,152	28	(19)	2,000,537	75	2,502,873	25	(20)
Underwriting sales	34,592	2	3,841,348	72	(99)	214,654	8	7,446,041	75	(97)
Property Management	259,290	17	5,435	0	4,671	440,011	17	5,435	0	7,996
Net revenue	1,520,047	100	5,354,935	100	(72)	2,655,202	100	9,954,349	100	(73)

The net revenue of the second quarter, 2007 was $1,520,047, which decreased 72% from $5,354,935 of the second quarter, 2006. The total net revenue of the first two quarters of 2007 was $2,655,202, which decreased 73% from $9,954,349 of the first two quarters of 2006. In the second quarter of 2007, agency sales represented 81% of the total net revenue, underwriting sales represented 2% and property management represented 17%. In the first two quarters of 2007, agency sale represented 75% of the total net revenue, underwriting sales represented 8% and property management represented 17%. The decrease in net revenue in the second quarter and first two quarters, 2007 was mainly due to the decrease in our underwriting sales revenue.

Agency sales

In the second quarter and first two quarters of 2007, 81% and 75%, respectively, of our net revenue was due to agency sales, which were from the business activities of SHXJY and its subsidiaries and branches. As compared with same period in 2006, net revenue of agency sales in the second quarter and first two quarters of 2007 decreased 19% and 20% respectively. The primary reason for the change was that two projects of SHXJY totally contributed net revenue of $0.64 million and $0.76million to the Company in the second quarter and first two quarters of 2006 respectively, and no project contributed comparable net revenue to SHXJY in the same period in 2007.

As a result of our diverse market locations and our professional performance in our agency sales business, in the second quarter of 2007,

i)	There were 28 agency sales projects contributing net revenue to the Company, compared to 20 projects in the same period in 2006.

ii)	Net revenue from branches in NanChang, YangZhou, ZhenJiang and ChongQing increased 122% from the same period in 2006.

iii)	Net revenue from SZXJY and its subsidiary and branch increased 8% from the same period in 2006.

We hope we can achieve a stable growth in our agency sales business in 2007.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target of $54.22 million. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price that is as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that if there is any unsold unit on the expiry date of the agreement, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as investments.

We started selling units in the Sovereign Building in December 2004. As of the end of February, 2007, we have sold or acquired all of the units in the building, and we have achieved the sales target by selling 47,093 square meters with a total sales price of $72.86 million and this underwriting project has contributed total net revenue of $13,949,683 to the Company from January, 2006 to end of February, 2007.

The Company continues to seek for and is negotiating opportunities in underwriting sales.

Property Management

In order to distribute all the properties of the Sovereign Building, during 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 61% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of August 10, 2007, 58 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 52% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2007 and that it can cover the lease commitments in the leasing period as a whole.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2007	% to total	2006	% to total	% change	2007	% to total	2006	% to total	% change
Agency sales	514,587	36	664,889	39	(23)	1,023,979	38	1,081,193	30	(5)
Underwriting sales	39,978	3	764,473	45	(95)	75,402	3	2,251,697	63	(97)
Property Management	880,381	61	266,597	16	230	1,586,257	59	266,597	7	495
Cost of revenue	1,434,946	100	1,695,959	100	(15)	2,685,638	100	3,599,487	100	(25)

The cost of revenue of the second quarter of 2007 was $1,434,946, which decreased 15% from $1,695,959 of the second quarter of 2006. The total cost of revenue of the first two quarters of 2007 was $2,685,638, which decreased 25% from $3,599,487 of the first two quarters of 2006. In the second quarter of 2007, agency sales represented 36% of the total cost of revenue, underwriting sales represented 3% and property management represented 61%. In the first two quarters of 2007, agency sale represented 38% of the total cost of revenue, underwriting sales represented 3% and property management represented 59%. The decrease in cost of revenue in the second quarter and first two quarters of 2007 was mainly due to the decrease in our underwriting sales.

Agency sales

As compared with same period in 2006, cost of revenue of agency sales in the second quarter and first two quarters of 2007 decreased 23% and 5% respectively. The primary reason for the change was the decrease in our staff cost and consulting fees of agency sales. In the second quarter and first two quarters of 2007, our staff cost decreased $61,804 and $81,579, and consulting fees decreased $60,304 and $67,118, compared to the same period in 2006.

Underwriting sales

Since all of the units under this project were sold by the end of February, 2007, we incurred very few selling expenses relating to this project in the second and first two quarter of 2007.

Property management

In order to distribute all the properties of the Sovereign Building underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.

The leasing period started in the second quarter, 2006, and we recognized the rental coverage that we pay under these leasing agreements as our cost. As certain properties under this promotion package were not leased out in first two quarters of 2007, the Company recorded a negative gross profit margin for the three months period and six months period ended June 30, 2007. We expect that these properties will be leased out in the remaining two quarters of 2007, the gross margin will be improved.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2007	% to total	2006	% to total	% change	2007	% to total	2006	% to total	% change
Agency sales	193,414	76	210,868	90	(8)	369,512	75	398,364	91	(7)
Underwriting sales	21,679	8	18,824	8	15	54,757	11	32,107	7	71
Property Management	40,319	16	5,683	2	609	90,652	14	7,276	2	871
Operating expenses	255,412	100	235,375	100	9	494,921	100	437,747	100	13

The operating expenses of the second quarter of 2007 were $255,412, which increased 9% from $235,375 of the second quarter of 2006. The total operating expenses of the first two quarters of 2007 were $494,921, which increased 13% from $437,747 of the first two quarters of 2006. In the second quarter of 2007, agency sales represented 76% of the total operating expenses, underwriting sales represented 8% and property management represented 16%. In the first two quarters of 2007, agency sale represented 75% of the total operating expenses, underwriting sales represented 11% and property management represented 14%. This increase was mainly due to the increase in our property management operation.

Agency sales

When compared to 2006, the operating expenses for agency sales in the second quarter and first two quarters of 2007 decreased 8% and 7% respectively. The primary reason for the change was the decrease in travel expenses. In the second quarter and first two quarters of 2007, the travel expenses decreased $13,675 and $26,301, compared to the same period in 2006.

Underwriting sales

When compared to 2006, the operating expenses for underwriting sales in the second quarter and first two quarters of 2007 increased 15% and 71% respectively. The primary reason for the change was the increase in our staff expenses. In the second quarter and first two quarters of 2007, our staff expenses increased $3,427 and $15,978, respectively over 2006 levels.

Property management

When compared to 2006, the operating expenses for property management in the second quarter and first two quarters of 2007 increased 609% and 871% respectively. The main reason for the increase was the payment of agency commissions of SZGFH. In the second quarter and first two quarters of 2007, the agency commissions increased $25,725 and $50,353, compared to the same period in 2006.

General and Administrative Expenses

When compared to 2006, the general and administrative expenses in the second quarter and first two quarters of 2007 increased 49% and 36% respectively. The primary reason for the change was

i)
The increase in our legal fees. In the second quarter and first two quarters of 2007, our legal fees increased $119,631 and $110,837, compared to the same period in 2006. The legal fees are mainly for the maintenance of the Company’s listing status.

ii)
The increase in our depreciation expenses. In the second quarter and first two quarters of 2007, our depreciation expenses increased $124,900 and $176,050, compared to the same period in 2006. The increase in our depreciation expenses is mainly due to the increase of our property investments.

Interest Expenses

When compared to 2006, the interest expenses in the second quarter and first two quarters of 2007 increased 75% and 66% respectively. The interest expense relates to bank loans and promissory notes payable. The increase was mainly due to increases in interest on promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans and promissory notes.

Our accounts receivable balance at June 30, 2007 was $602,981 compared to $4,824,031 as of December 31, 2006.

We ended the period with a cash position of $1,249,590. The Company’s operating activities provided cash resources of $358,159 for the six months ended June 30, 2007, which are mainly devoted to the collection of accounts receivable.

The Company’s investing activities used cash resources of $2,017,797 for the six months ended June 30, 2007, which are mainly for the acquisition of properties.

The Company’s financing activities provided cash resources of $1,900,813 for the six months ended June 30, 2007, which are mainly derived from the proceeds from promissory notes.

We anticipate that our current available funds, cash inflows from providing property agency services, underwriting services and management services, and sales proceeds from disposal of properties acquired will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs during 2007.

We also plan to raise additional funds in the future in order to fund acquisitions, or to invest in new projects. On July 26, 2007, SHSY obtained a bank loan from Bank of Shanghai of US$8,535,224 (RMB 65,000,000). The period of this bank loan is 3 years and bears interest at 7.722% per annum.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2007, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: August 19, 2007	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 19, 2007	By:	/s/ Art Honanyan
Art Honanyan, Chief Financial Officer