Form 10QSB
period 2007-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2007-11-19
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 10, 2007 - 23,691,901 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORM 10-QSB

For the Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$10,148,244	$945,727
Accounts receivable	501,540	4,824,031
Promissory deposits (Note 3)	865,420	192,093
Amounts due from venturers	-	1,939,616
Other receivables and deposits (Note 4)	1,103,681	509,745

Total current assets	12,618,885	8,411,212

Property, plant and equipment - net (Note 5)	2,473,892	2,491,633
Investment property (Note 6)	12,939,554	-
Deferred tax assets	-	142,842
Deposits for acquisitions of properties	-	10,662,642
Goodwill	214,996	207,302

Total assets	$28,247,327	$21,915,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 7)	$852,106	$1,256,282
Promissory notes payable (Note 8)	3,458,647	740,833
Accounts payable	209,920	528,814
Amounts due to venturers (Note 9)	44,490	1,410,377
Amount due to director (Note 10)	300,000	180,630
Other payables and accrued expenses (Note 11)	7,860,858	1,538,704
Other tax payable (Note 12)	48,248	258,732
Income tax payable (Note 13)	238,107	1,366,612

Total current liabilities	13,012,376	7,280,984

Commitments and contingencies (Note 14)

Long-term bank loans (Note 7)	8,407,893	3,927,478
Long-term promissory notes payable (Note 8)	144,445	244,445
Minority interest	500,751	375,406

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,901 and 23,001,614 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	236,919	230,016
Additional paid-in capital	3,619,984	2,922,997
Statutory reserve (Note 15)	716,862	716,862
Retained earnings	640,222	5,742,586
Accumulated other comprehensive income (Note 16)	967,875	474,857

Total shareholders’ equity	6,181,862	10,087,318

Total liabilities and shareholders’ equity	$28,247,327	$21,915,631

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Unaudited)

Net Revenues	$1,817,590	$2,760,874	$4,472,792	$12,715,223

Cost of Revenues	(1,423,582)	(1,511,759)	(4,109,220)	(5,111,246)

Gross Profit	394,008	1,249,115	363,572	7,603,977

Operating Expenses	(311,956)	(259,381)	(806,877)	(697,128)

General and Administrative Expenses	(1,155,748)	(720,890)	(2,987,037)	(2,071,733)

Operating (Loss)/ Profit	(1,073,696)	268,844	(3,430,342)	4,835,116

Interest Income	5,505	2,478	13,076	5,559

Other (Expenses) / Income, Net	(224,452)	2,269	(203,662)	13,017

Interest Expenses	(267,551)	(137,202)	(692,898)	(393,955)

(Loss)/ Income Before Income Tax and Minority Interest	(1,560,194)	136,389	(4,313,826)	4,459,737

Income Tax	(23,835)	(149,933)	(52,808)	(1,045,457)

(Loss)/ Income Before Minority Interest	(1,584,029)	(13,544)	(4,366,634)	3,414,280

Minority Interest	3,613	25,339	(31,840)	(32,265)

Net (Loss)/ Income	$(1,580,416)	$11,795	$(4,398,474)	$3,382,015

(Loss)/ Earnings Per Share - Basic and Fully Diluted	$(0.07)	$0.00	$(0.19)	$0.14

Weighted average common shares outstanding - Basic and Fully Diluted[1]	23,691,901	23,691,662	23,691,901	23,691,662

See accompanying notes to consolidated financial statements.
__________________
1 Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities
Net (Loss)/income	$(4,398,474)	$3,382,015
Adjustments to reconcile net income to
net cash (used in)/provided by operating activities
Depreciation of plant and equipment	498,547	108,469
Loss on disposal of fixed assets	6,749	2,108
Loss on disposal of equity interest in subsidiary	14,750	-
Deferred tax credit	-	(42,245)
Bad debts	349,195	-
Minority interest	31,840	32,265
Change in:
Accounts receivable	4,421,404	(3,983,594)
Promissory deposits	(652,078)	-
Other receivables and deposits	(840,816)	(629,480)
Accounts payable	(332,909)	(45,586)
Amounts with venturers	582,544	992,247
Deferred commission income	-	278,207
Other payables and accrued expenses	(66,319)	(595,580)
Interest payable on promissory notes	301,911	12,500
Interest payable on amount due to director	(21,604)	7,397
Other tax payable	(216,226)	10,446
Income tax payable	(1,158,493)	704,710
Net cash (used in)/provided by operating activities	(1,479,979)	233,879

Cash flows from investing activities
Acquisition of plant and equipment	(79,733)	(110,335)
Deposits paid for acquisition of properties	(1,981,956)	(2,085,936)
Refund of deposits paid for acquisition of properties	-	2,488,916
Proceeds from disposal of properties	6,199,246	-
Acquisition of equity interest in subsidiary	-	(60,000)
Net cash provided by investing activities	4,137,557	232,645

Cash flows from financing activities
Bank loan obtained	8,477,008	2,085,936
Bank loans repayment	(4,685,624)	(2,479,572)
Repayment of promissory note	(250,000)	(723,962)
Proceeds from promissory note	2,565,903	600,000
Capital contribution from minority interest	-	47,469
Repayment to director	(109,026)	-
Advances from director	250,000	-
Net cash provided by/(used in) financing activities	6,248,261	(470,129)

Effect of exchange rate changes on cash and cash equivalents	296,678	26,654

Net increase in cash and cash equivalents	9,202,517	23,049
Cash and cash equivalents at beginning of period	945,727	855,588
Cash and cash equivalents at end of period	$10,148,244	$878,637

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	1,181,313	364,914
Interest paid	412,591	381,455

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest, the director of SZXJY holding a 12.5% equity interest in SZSY. Following that, CY-SRRE effectively holds 38.5% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH. On September 11, 2007 SHSY and other third parties established a subsidiary, namely, Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”) in the PRC, with SHSY holding a 19% equity interest in SZBFND.

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the three and nine months ended September 30, 2007 have been made. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is United States Dollars (“US$”) and the financial records are maintained and the financial statements prepared in US $. The functional currency of SHXJY, SZXJY, SZSY, BJXJY, SHSY and SZGFH is Renminbi (“RMB”) and the financial records are maintained and the financial statements prepared in RMB.

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates ruling as of September 30, 2007 and December 31, 2006 are US$1: RMB7.5108 and US$1: RMB7.8087, respectively.

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

We continue to account for income tax contingencies using a benefit recognition model. Beginning January 1, 2007, if we consider that a tax position is 'more likely than not' of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and we often obtain assistance from external advisors.

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

Uncertain tax positions, represented by liabilities on our balance sheet, are now classified as current only when we expect to pay cash within the next 12 months. Interest and penalties, if any, continue to be recorded in Provision for taxes on income and are classified on the balance sheet with the related tax liability.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance includes the deposits of $865,420 placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Advances to staff	$167,314	$25,912
Rental deposits	83,834	51,333
Prepaid rental	467,040	365,138
Prepayment	81,316	-
Other receivables	304,177	67,362
	$1,103,681	$509,745

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT - NET

	September 30,	December 31,
	2007	2006
	(Unaudited)
Furniture and fixtures	$118,495	$105,288
Computer and office equipment	258,916	234,460
Motor vehicles	630,359	607,431
Properties	2,014,362	1,909,671
	3,022,132	2,856,850
Less: Accumulated depreciation	(548,240)	(365,217)
	$2,473,892	$2,491,633

NOTE 6 - INVESTMENT PROPERTY

	September 30,	December 31,
	2007	2006
	(Unaudited)
Investment property	$13,257,446	$-
Less: Accumulated depreciation	(317,892)	-
	$12,939,554	$-

Investment property included one floor and six units of a commercial building in Suzhou, the PRC acquired by the Company for commercial rental purposes.

NOTE 7 - BANK LOANS

There are two bank loans, as listed below:

First, the balance includes a bank loan of $8,654,205. The period of this bank loan is 3 years and bears interest at 8.415% per annum. This bank loan is secured by the properties as mentioned in Note 6 above. The repayment schedule of this bank loan is as follows:

August 4, 2008	$ 656,556
February 2, 2009	$ 656,556
August 3, 2009	$ 656,556
February 1, 2010	$ 2,626,222
August 2, 2010	$ 3,939,334

Second, the remaining bank loans bear interest at 6.48% per annum, and are repayable within four years in monthly installments. The bank loans are secured by the properties as mentioned in Note 5 above.

NOTE 8 - PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $277,778. This promissory note of $277,778 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $150,000 and accrued interest of $5,000 thereon. This promissory note of $150,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $2,565,903 and accrued interest of $304,411 thereon. This promissory note of $2,565,903 bears interest at a rate of 18% per annum. This promissory note is unsecured and will be repayable before February 1, 2008.

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

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of September 30, 2007, the balance includes principal of $300,000. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 11 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2007	2006
	(Unaudited)
Accrued staff commission & bonus	$550,234	$997,794
Rental deposits received	419,735	240,329
Receipt in advance from disposal of properties	6,328,830
Other payables	562,059	300,581
	$7,860,858	$1,538,704

NOTE 12 - OTHER TAX PAYABLE

Other tax payable represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered. The amount of PRC business tax charged for the six months ended September 30, 2007 was $292,409.

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

United States and State of Texas Taxes:

The Company incurred a US federal net operating loss in the amount of $360,000 for the nine months ended September 30, 2007. It has US federal net operating loss carryforwards in the amount of $60,000 and $564,000 which expire in 2027 and 2025 respectively.

The net operating loss generated in 2007 was different from the Sunrise US holding company’s book loss because $495,000 of foreign assets was considered repatriated to and, thus, taxable by the United States through loans made by CY-SRRE and indirectly by Shanghai Shang Yang to SRRE.

The net operating loss generated in 2006 was different from the Sunrise US holding company’s book loss because $583,000 of foreign assets was considered repatriated to and, thus, taxable by the United States through loans made directly by CY-SRRE and indirectly by Shanghai Shang Yang to SRRE. Another difference between book and tax income in 2006 was the exclusion from income of $165,000 of dividends which were previously taxed as subpart F income.

The realization of deferred tax assets depends upon the existence of sufficient taxable income in the carryforward period. We have considered the following possible sources of taxable income when assessing the realization of the deferred tax assets:

●	Future taxable income exclusive of reversing temporary differences and carryforwards,
●	Future reversals of existing taxable temporary differences,
●	Taxable income in prior carry-back years,
●	Tax planning strategies.

We have not relied upon future taxable income exclusive of temporary differences and carryforwards for the realization of U.S. deferred tax assets. Reliance on this source is difficult when there is negative evidence such as current and cumulative losses in recent years.

We have not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of $8.2 and $9.0 million, at September 30, 2007, and December 31, 2006, respectively, of our non-U.S. subsidiaries because it is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings. Distributions are limited under China corporate law to the entity’s earnings in the preceding calendar year and, then, must be approved by China regulators. It is believed that the maximum amount of distributions which would be approved in 2007 based on 2006 earnings would not exceed $750,000. Of this amount, it is expected that $600,000 would be retained at the Cayman Islands subsidiary and that only approximately $150,000 would be distributed to Sunrise US. As indicated above, the US tax net operating loss carryovers would completely shelter this amount.

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

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the nine months ended September 30, 2007 and 2006, the Company incurred lease expenses amounting to $178,693 and $233,481, respectively. As of September 30, 2007, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Within one year	$33,006	$124,429
Two to five years	-	2,349
Operating lease commitments	$33,006	$126,778

In order to distribute the properties of the Sovereign Building underwriting project, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2007, 78 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 66% of total area with these lease commitments.

As of September 30, 2007, the lease commitments under the above promotional package are as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Within one year	$2,963,559	$2,807,847
Two to five years	8,922,101	10,319,497
Over five years	2,121,557	2,774,208
Operating lease commitments arising from the promotional package	$14,007,217	$15,901,552

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of September 30, 2007, the compensation to terminate all leasing agreements is $2,997,562. As of September 30, 2007, the management of the Company considers that no provision should be made for the Company’s obligations under the foregoing guarantees.

Contingent liability

In September 2007, the Company filed a claim for approximately US$108,093 in respect of the unsettled trade receivable balance. The directors are of the opinion that it is too early to predict its outcome at this stage but they believe that the final settlement of the case is not expected to have a material adverse effect on the financial position of the Company, accordingly no allowance for trade receivables for this claim has been made in the accounts.

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

NOTE 16- ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 2007, the only component of accumulated other comprehensive income was translation reserve.

NOTE 17 - CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2007 and 2006, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as of September 30,
	2007	2006	2007	2006	2007	2006

Customer A	*	31%	*	68%	*	82%
Customer B	*	18%	*	*	*	*
Customer C	10%	*	10%	*	*	*
Customer D	10%	*	*	*	39%	*
Customer E	13%	*	*	*	*	*

* less than 10%

NOTE 18 - SUBSEQUENT EVENTS

On November 1, 2007, SZXJY established a wholly owned subsidiary, Suzhou Xin Ji Yang Real Estate Brokerage Company Limited (“SZXJYB”) in the PRC as a limited liability company.

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

RECENT DEVELOPMENTS

Before 2004, our major business was an agency business, whereby our only subsidiary at the time, SHXJY, contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. SHXJY has focused its sales on the whole China market, especially in secondary cities. To expand our agency business, SHXJY has established branches in NanChang, YangZhou, NanJing and ChongQing, and subsidiaries in Suzhou and Beijing.

In 2004, through another subsidiary, SHSY, we ventured into a higher risk business model (the “Underwriting Model”) whereby our commission is not calculated as a percentage of the sales price but is equal to the price difference between the final sales price and the underwriting price. In this model, we negotiate with the developer for an underwriting price that is as low as possible, with the guarantee that all or a majority of the units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that if there are any unsold units with sales guarantees on the expiry date, we may have to buy them from developers at the underwriting price. If that occurs we would hold these units in our inventory or as investments.

In February 2004, SHSY entered into a property underwriting agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price. As the sole distribution agent for this office building, SHSY committed to a sales target of $54.98 million, representing all of the units of the building. We started selling units in December 2004. As of the end of February, 2007, we sold all of the units in the building and achieved the sales target by selling 47,093 square meters with a total sales price of $73.88 million. The properties under development were completed on March 31, 2006, and titles to the properties have been transferred to the respective buyers.

During the past two and half years, SHSY has also made some property investments in Suzhou by acquiring one floor and six units of the Sovereign Building. The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. The Company decided that these properties will be held for long-term investment purposes. As of June 30, 2007, the title for these properties has been transferred to the Company. On September 19, 2007, Bank of Jiangsu, Suzhou Branch and SHSY entered into an agreement for the sale of two units of the Suzhou Sovereign Building for $7.04 Million (or RMB 52.8 Million). The title of these two units will be transferred to the purchaser in the fourth quarter of 2007.

In order to distribute all the properties of the Sovereign Building, during 2005 SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006, and as of September 30, 2007, 78 sub-leasing agreements were signed. The area represented by the signed sub-leasing agreements represents 66% of the total area represented by lease commitments. As of November 10, 2007, 87 sub-leasing agreements have been signed, the area of these signed sub-leasing agreements represent 73% of total area that have lease commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2006, EITF 06-03: “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be presented in the Income Statement (That Is, Gross versus Net Presentation)” was issued. EITF 06-03 provides guidance on how to account for any tax assessed by a governmental authority that is imposed concurrent with a revenue producing transaction between a seller and a customer. The adoption of EITF 06-03 does not have a material impact on the Company’s result operations, financial position or liquidity.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and nine months ended September 30, 2007, with comparisons to the historical three and nine months ended September 30, 2006.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	% to total	2006	% to total	% change	2007	% to total	2006	% to total	% change
Agency sales	1,432,271	79	1,859,642	67	(23)	3,432,808	77	4,362,515	35	(21)
Underwriting sales	0	0	876,438	32	(100)	216,085	5	8,322,479	65	(97)
Property Management	385,319	21	24,794	1	1454	823,899	18	30,229	0	2626
Net revenue	1,817,590	100	2,760,874	100	(34)	4,472,792	100	12,715,223	100	(65)

The net revenue of the third quarter, 2007 was $1,817,590, which decreased 34% from $2,760,874 of the third quarter, 2006. The total net revenue of the first three quarters of 2007 was $4,472,792, which decreased 65% from $12,715,223 of the first three quarters of 2006. In the third quarter of 2007, agency sales represented 79% of the total net revenue, underwriting sales represented 0% and property management represented 21%. In the first three quarters of 2007, agency sales represented 77% of the total net revenue, underwriting sales represented 5% and property management represented 18%. The decrease in net revenue in the third quarter and first three quarters, 2007 was primarily due to the decrease in our underwriting sales revenue.
Agency sales

In the third quarter and first three quarters of 2007, 79% and 77%, respectively, of our net revenue was due to agency sales, which were from the business activities of SHXJY and its subsidiaries and branches. As compared with same period in 2006, net revenue of agency sales in the third quarter and first three quarters of 2007 decreased 23% and 21% respectively. The primary reason for the change was that two projects of SHXJY contributed net revenue of $1.55million to the Company in the first three quarters of 2006, and no project contributed comparable net revenue to SHXJY in the same period in 2007.

As a result of our diverse market locations and our professional performance in our agency sales business, in the first three quarters of 2007, net revenue from branches in Nan Chang, Yang Zhou, and Chong Qing increased 106% from the same period in 2006.

We are seeking stable growth in our agency sales business in 2007. However, there can be no assurance that we will be able to do so.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target of $54.98 million. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price that is as low as possible, with the condition that we guarantee all unsold units will be acquired within a certain period. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that if there is any unsold unit on the expiry date of the agreement, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as investments.

We started selling units in the Sovereign Building in December 2004. As of the end of February, 2007, we have sold or acquired all of the units in the building, and we have achieved the sales target by selling 47,093 square meters with a total sales price of $73.88 million and this underwriting project has contributed total net revenue of $13,949,683 to the Company from January, 2006 through February, 2007.

The Company continues to seek for and is negotiating opportunities in underwriting sales.

Property Management

In order to distribute all the properties of the Sovereign Building, during 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of November 10, 2007, 87 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 73% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2007 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	% to total	2006	% to total	% change	2007	% to total	2006	% to total	% change
Agency sales	685,932	48	808,753	53	(15)	1,709,911	42	1,889,946	37	(10)
Underwriting sales	0	0	65,417	4	(100)	75,906	2	2,317,114	45	(97)
Property Management	737,650	52	637,589	43	16	2,323,403	56	904,186	18	157
Cost of revenue	1,423,582	100	1,511,759	100	(6)	4,109,220	100	5,111,246	100	(20)

The cost of revenue of the third quarter of 2007 was $1,423,582, which decreased 6% from $1,511,759 of the third quarter of 2006. The total cost of revenue of the first three quarters of 2007 was $4,109,220, which decreased 20% from $5,111,246 of the first three quarters of 2006. In the third quarter of 2007, agency sales represented 48% of the total cost of revenue, underwriting sales represented 0% and property management represented 52%. In the first three quarters of 2007, agency sales represented 42% of the total cost of revenue, underwriting sales represented 2% and property management represented 56%. The decrease in cost of revenue in the third quarter and first three quarters of 2007 was mainly due to the decrease in our underwriting sales.

Agency sales

As compared with same period in 2006, cost of revenue of agency sales in the third quarter and first three quarters of 2007 decreased 15% and 10% respectively. The primary reason for the change was the decrease in our staff cost and consulting fees of agency sales. In the first three quarters of 2007, our staff cost and consulting fees decreased $122,003 and $155,103, compared to the same period in 2006.

Underwriting sales

Since all of the units under the Sovereign Building underwriting project were sold by the end of February, 2007, we incurred very few selling expenses relating to this project in the first two quarter of 2007.

Property management

In order to distribute all of the properties of the Sovereign Building underwriting project, during the year of 2005, SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.

The leasing period started in the second quarter, 2006, and we recognized the rental coverage that we pay under these leasing agreements as our cost. As certain properties under this promotion package were not leased out in first three quarters of 2007, the Company recorded a negative gross profit margin for the three months period and nine months period ended September 30, 2007. We expect that these properties will be leased out in the remaining quarter of 2007, the gross margin will be improved. However, no assurance can be given that this will be the case.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2007	% to total	2006	% to total	% change	2007	% to total	2006	% to total	% change
Agency sales	228,787	73	204,325	79	12	598,299	74	602,689	86	(1)
Underwriting sales	25,451	8	18,460	7	38	80,208	10	50,567	7	59
Property Management	57,718	19	36,596	14	58	128,370	16	43,872	7	193
Operating expenses	311,956	100	259,381	100	20	806,877	100	697,128	100	16

The operating expenses of the third quarter of 2007 were $311,956, which increased 20% from $259,381 of the third quarter of 2006. The total operating expenses of the first three quarters of 2007 were $806,877, which increased 16% from $697,128 of the first three quarters of 2006. In the third quarter of 2007, agency sales represented 73% of the total operating expenses, underwriting sales represented 8% and property management represented 19%. In the first three quarters of 2007, agency sales represented 74% of the total operating expenses, underwriting sales represented 10% and property management represented 16%. This increase was mainly due to the increase in our property management operation.

Agency sales

When compared to 2006, the operating expenses for agency sales in the third quarter and first three quarters of 2007 increased 12% and decreased 1% respectively. The primary reason for the increase in the third quarter of 2007 was the increase in transportation expenses. In the third quarter of 2007, the transportation expenses increased $28,649, compared to the same period in 2006.

Underwriting sales

When compared to 2006, the operating expenses for underwriting sales in the third quarter and first three quarters of 2007 increased 38% and 59% respectively. The primary reason for the change was the increase in our staff expenses. In the first three quarters of 2007, our staff expenses increased $22,767 over 2006 levels.

Property management

When compared to 2006, the operating expenses for property management in the third quarter and first three quarters of 2007 increased 58% and 193% respectively. The main reason for the increase was the payment of agency commissions of SZGFH. In the first three quarters of 2007, the agency commissions increased $52,045, compared to the same period in 2006.

General and Administrative Expenses

When compared to 2006, the general and administrative expenses in the third quarter and first three quarters of 2007 increased 60% and 44% respectively. The primary reason for the change was

i)
The increase in our legal fees. In the first three quarters of 2007, our legal fees increased $100,311, compared to the same period in 2006. The legal fees are mainly for the maintenance of the Company’s listing status.

ii)
The increase in our depreciation expenses. In the first three quarters of 2007, our depreciation expenses increased $133,113, compared to the same period in 2006. The increase in our depreciation expenses is mainly due to the increase of our property investments.

iii)
The increase in our staff costs and lease expenses. In the first three quarters of 2007, our staff cost and lease expenses increase $126,622 and $150,810, compared to the same period in 2006. The increase in our staff costs and lease expenses is mainly due to our diverse market location.

iv)	A US$349,195 allowance for other receivables was required in the third quarter of 2007.

Interest Expenses

When compared to 2006, the interest expenses in the third quarter and first three quarters of 2007 increased 95% and 76% respectively. The interest expense relates to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company meets its working capital and capital investment requirements mainly by using operating cash flows and, to a limited extent, bank loans and promissory notes.

Our accounts receivable balance at September 30, 2007 was $501,540 compared to $4,824,031 as of December 31, 2006.

We ended the period with a cash position of $10,148,244. The Company’s operating activities used cash resources of $1,479,979 for the nine months ended September 30, 2007, which are mainly for the decrease of income tax payable.

The Company’s investing activities provided cash resources of $4,137,557 for the nine months ended September 30, 2007, which are mainly from the proceeds from disposal of properties.

The Company’s financing activities provided cash resources of $6,248,261 for the nine months ended September 30, 2007, which are mainly derived from the bank loan obtained.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2007, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: November 19, 2007	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 19, 2007	By:	/s/ Art Honanyan
Art Honanyan, Chief Financial Officer