Form 10KSB
period 2007-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2008-05-16
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended: December 31, 2007

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

The issuer's net revenues for its most recent fiscal year ended December 31, 2007 were US$8,101,324.

As of May 9, 2008 the aggregate market value of the Common Stock held by non-affiliates, 14,334,375 shares of Common Stock, was $8,421,445 based on an average of the bid and ask prices of $0.5875 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of May 9, 2008 was 23,691,925 shares.

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

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively holds 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. On November 1, 2007, SZXJY established a wholly owned subsidiary, Suzhou Xin Ji Yang Real Estate Brokerage Company Limited (“SZXJYB”) in the PRC as a limited liability company.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH. On September 11, 2007, SHSY and other third parties established a subsidiary, namely, Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”) in the PRC, with SHSY holding a 19% equity interest in SZBFND.

SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY and SZXJYB commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005, November 2006 and November 2007 respectively. Each of SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY and SZXJYB has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, BJXJY, SHSY and SZGFH are sometimes hereinafter collectively referred to as “the Company.”

The principal activities of the Company are property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

General Business Description

SRRE was incorporated on October 10, 1996 as a Texas corporation and was formerly known as Parallax Entertainment, Inc. SRRE has gone through a series of transactions leading to the completion of a reverse merger on October 5, 2004. Prior to the closing of the exchange agreements described in “Corporate History” above, SRRE was an inactive "shell" company. Following the closing, SRRE, through its two wholly owned subsidiaries, CY-SRRE and LRY, has engaged in the property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY and SZXJYB commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005, November 2006 and November 2007 respectively. Each of SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY and SZXJYB each has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

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

SHXJY has focused its sales in the whole China market, especially in the secondary cities. To expand our agency business, SHXJY has established branches in NanChang, YangZhou, NanJing and ChongQing; subsidiaries in Suzhou and Beijing. Each agency sales company is comprised of three major divisions: research and development, planning, and sales divisions. Because of our diverse market locations, the current macro economic policies had little impact on our business operations in SHXJY in 2007, and we plan to establish additional subsidiaries and branches to achieve stable growth trend in future years.

SHSY was established in February 2004 as a property development advisory company, which identifies, evaluates and negotiates development projects. SHSY is comprised of professional project planning, property investment evaluation and project marketing teams.

In 2004, through SHSY, we entered into a property underwriting agreement with an independent property developer to underwrite a commercial building located in Suzhou, PRC, at a fixed underwriting price. Pursuant to the agreement, our commission was not calculated as a percentage of the sales price, instead, our commission revenue is equal to the price difference between the final sales price and the underwriting price. In this model, we negotiate with the developer for an underwriting price that is as low as possible, with the guarantee that all units will be sold by a specific date. In return, we have the flexibility to establish the final sales price, and earn the price difference between the final sales price and the underwriting price. The risk in this kind of agreement is that, if there are any unsold units on the expiry date, we may have to absorb the unsold units from the developers at the underwriting price, and hold these units in our inventory or as investments.

During 2005 SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing commitments on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. We are expecting that the rental revenue from this subsidiary will help our group to have a more diversified revenue base. Our historical revenue stream has mainly been in the form of commission-based revenues, which may expose us to developer-related risks, such as fluctuation in property price, cyclical collections of receivables and project management issues. We expect that the continuing and cumulative rental revenue stream will provide us a cushion against the cyclical nature of the real estate sales industry.

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

In the past six years, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services.

Business Activities

Since 2001, our main operating subsidiary, SHXJY, has engaged in sales and marketing agency work for newly built property units. We also have developed a good network of landowners and earned the trust of developers, allowing us to explore opportunities in property investments.

As part of this investment goal, we established a new operating subsidiary, SHSY, with an experienced management team to focus on developing a new strategic plan for property investment activities. This plan is designed to expand Company activities beyond our existing revenue base, to assume a higher risk with investments and to give us flexibility in structuring collaborative models with partnering developers.

In order to build a cushion against the cyclical nature of the real estate industry and have a more diversified revenue base, we established another new operating subsidiary, SZGFH, to deal with property management and rental operations.

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

A major part of our existing revenue comes from commission-based services. We secure these projects via bidding or direct appointments. As a result of our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

Normally, before a developer retains us, we will evaluate and determine the Average Sales Value of a project. This value will be proposed to the developer, and the parties will determine and agree on an Average Sales Value as the basis of our agency agreement. The actual sales price of the project is generally priced higher than the Average Sales Value depending on market conditions. On average, we have been to sell the property at a small premium over Average Sales Value.

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

GDP Growth of PRC for the period of 2003 through 2007

GDP GROWTH
2003	10.0%
2004	10.1%
2005	10.4%
2006	10.7%
2007	11.4%

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

On August 31, 2003, the State Council of the PRC issued Guo Fa (2003) No.18, State Council's notice regarding the accelerating real estate market in the direction of continuous and healthy development. The items that benefit real estate developers under such notice are the following:
- Increase the supply of middle and low-income housing.
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

On January 16, 2007, State Administration of Taxation of China issued Provisional Regulations of The People’s Republic of China on Land Appreciation Tax. These Regulations are formulated in order to regulate the order of land and real estate market transactions, to reasonably adjust the benefit from land appreciation and to safeguard the rights and interests of the State.

On September 27, 2007, the People’s Bank of China and China Banking Regulatory Commission issued Notice on Strengthening the Administration of Commercial Real Estate Credit Loans. Measures included strict administration of loans for real estate development, strict and standard administration of land reserve loans, strict administration of loans for housing consumption.

On December 11, 2007, the People’s Bank of China and China Banking Regulatory Commission issued Supplementary Notice on Strengthening the Administration of Commercial Real Estate Loans. The Notice confirmed the number of loans to a borrower should be determined on the basis of loans to the borrower’s family.

Environmental matters

None

Employees

As of December 31, 2007, we had the following number of employees:

SRRE	Employees
Administration Dept.	4
Accounting Dept.	4
Investor Relations Dept.	2

SHXJY
Administration Dept.	16
Accounting Dept.	4
Research & Development Dept.	9
Advertising & Communication Planning Dept.	8
Marketing Dept.	52

Nanchang Branch of SHXJY
Administration Dept.	11
Accounting Dept.	1
Marketing Dept.	25

Yangzhou Branch of SHXJY
Administration Dept.	3
Accounting Dept.	1
Marketing Dept.	17

Chongqing Branch of SHXJY
Marketing Dept.	10

SZXJY and Nanjing Branch
Administration Dept.	14
Accounting Dept.	3
Research & Development Dept.	11
Advertising & Communication Planning Dept.	6
Marketing Dept.	60

SZSY
Marketing Dept.	19

SZXJYB
Administration Dept.	4
Marketing Dept.	10

BJXJY
Administration Dept.	1

SHSY
Administration Dept.	6
Accounting Dept.	2
Marketing Dept.	3

SZGFH
Administration Dept.	8
Accounting Dept.	2
Marketing Dept.	5

Total	321

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent our facilities at 7th Floor, No.333, Zhaojiabang Road, Shanghai, PRC. We also have regional field support offices in various cities in Mainland China, namely Suzhou, Beijing, Nanchang, Yangzhou, Chongqing and Nanjing. We lease the facilities that house our regional field support offices.

During the past three years, the Company has also acquired two floors and six units of the Sovereign Building in Suzhou, PRC. The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. In 2007, the title for these properties were transferred to the Company. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. On September 19, 2007, Bank of Jiangsu, Suzhou Branch and SHSY entered into an agreement for the sale of two units of the Suzhou Sovereign Building. As of December 31, 2007, the title of these two units has been transferred to the purchaser. Following the disposal, the investment property included one floor and four units acquired by the Company for long-term investment purposes. Accordingly, the costs of the properties for the Company’s own use was $2,071,225 and the investment properties was $8,092,319.

As of December 31, 2007, the bank loan secured by the investment properties was $5,464,286, which is repayable before August 2, 2010 and bears interest at 8.217% per annum. The bank loan secured by the properties for the Company’s own use was $574,980, which is repayable before December 15, 2010 in monthly installments and bears interest at 6.48% per annum.

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

(Expressed in US Dollars)

	2007		2006
	High	Low	High	Low
First quarter	$1.98	$1.65	$3.00	$0.51
Second quarter	$2.15	$1.02	$2.40	$1.15
Third quarter	$1.95	$0.25	$1.85	$0.25
Fourth quarter	$0.80	$0.15	$2.00	$0.30

As of May 9, 2008, we had approximately 1,295 record holders of our common stock. On May 9, 2008, the closing price of our common stock was $0.52.

No cash dividends were declared on our common stock in 2007 and 2006. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2007.

No securities of the Company were issued pursuant to any equity compensation plan during the year ended December 31, 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

OVERVIEW

In October 2004, the former shareholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) (“CY-SRRE”) and LIN RAY YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in a share exchange. Before the completion of the share exchange, SRRE had no continuing operations, and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) and Suzhou Xin Ji Yang Real Estate Brokerage Company Limited(“SZXJYB”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”. The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

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

In February 2004, SHSY entered into a property underwriting agreement with an independent property developer to underwrite the Sovereign Building Project, a commercial building located in the Suzhou Industry Park in Suzhou, PRC, at a fixed underwriting price. As the sole distribution agent for this office building, SHSY committed to a sales target of $56.53 million, representing all of the units of the building. We started selling units in January, 2005. As of the end of February, 2007, we have sold or acquired all of the units in the building and achieved the sales target by selling 47,093 square meters with a total sales price of $75.96 million. The properties under development were completed on March 31, 2006, and titles to the properties have been transferred to the respective buyers.

During the past three years, SHSY has also made some property investments in Suzhou by acquiring one floor and six units of the Sovereign Building. The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. The Company decided that these properties will be held for long-term investment purposes. In 2007, the title for these properties has been transferred to the Company. On September 19, 2007, Bank of Jiangsu, Suzhou Branch and SHSY entered into an agreement for the sale of two units of the Suzhou Sovereign Building. As of December 31, 2007, the title of these two units has been transferred to the purchaser.

During 2005 SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006, and as of December 31, 2007, 97 sub-leasing agreements were signed. The area represented by the signed sub-leasing agreements represents 76% of the total area represented by lease commitments. As of May 10, 2008, 120 sub-leasing agreements have been signed, the area of these signed sub-leasing agreements represent 93% of total area that have lease commitments.

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

In June 2007, the EITF reached a consensus on EITF 06-11: "Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards". EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position or results of operation.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS 160 requires that transactions between an entity and non-controlling interests are treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of SFAS 160 on its consolidated financial statements and results of operation and is currently not yet in a position to determine such effects.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. SFAS No. 141 (revised 2007) is effective for prospectively to business combinations for which the acquisition date is in on or after December 15, 2008. An earlier adoption is not permitted. The Company is still considering that impact of SFAS 141R, if any, will depend on the nature and size or business combinations the Company consummates after the effective date to its financial statements.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer grant confirmation to us to be able to invoice them accordingly, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or the balance of the bank loan to the buyer has been funded, or recognized under the sales schedule or other specific items of the agency sales agreement with developer.

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

Guarantee Liability

According to Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), the Company’s liability for its obligations under a guarantee is recognized as a liability at the fair value of the guaranteed obligation at the inception of the guarantee, even if the likelihood of performance under the guarantee is remote. As of December 31, 2007, the guarantee liability was $157,812.

RESTATEMENT OF 2006 FIGURES

As discussed in Note 1, the Company has restated the 2006 financial statements. The financial statements for the year ended December 31, 2006 were restated to correct errors relating to the unprovided commission accrual of US$335,873 and the under-provision for China taxes of US$566,879. As a result of correction of these errors, the retained earnings for 2007 were reduced by $902,752.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2007, with comparisons to the historical year ended December 31, 2006.

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2007	% to total	2006	% to total	% change
Agency sales	6,655,582	82	7,166,294	44	(7)
Underwriting sales	275,465	3	9,196,271	56	(97)
Property management	1,170,277	15	54,906	-	2031
Net revenue	8,101,324	100	16,417,471	100	(51)

The net revenues for 2007 were $8,101,324, which decreased 51% from $16,417,471 of 2006. In 2007, agency sales represented 82% of the total net revenues, underwriting sales represented 3% and property management represented 15%. The decrease in 2007 was mainly due to the decrease in our underwriting sales revenue.

Agency sales

In 2007 82% of our net revenue was due to agency sales, which were from the business activities of SHXJY and its subsidiaries and branches. As compared with 2006, net revenue of agency sales in 2007 decreased 7%. Primary reasons for this change were the following:
i)	In 2006 there were two projects that contributed net revenue in the aggregate amount of $1.55million to SHXJY, and in 2007 there was one project that contributed comparable net revenue.
ii)	In 2006 there were 38 agency sales projects as compared to 35 agency sales projects in 2007.

Because of our diverse market locations, the current macro economic policies had little impact on our business operations in SHXJY in 2007, and we are seeking stable growth in our agency sales business in 2008. However, there can be no assurance that we will be able to do so.

Underwriting sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target of $56.53 million. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price that is as low as possible, with the guarantee that all or a majority of the units will be sold by a specific date. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that if there is any unsold unit on the expiration date of the agreement, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as investments.

We started selling units in the Sovereign Building in January, 2005. As of the end of February, 2007, we have sold or acquired all of the units in the building, and we have achieved the sales target by selling 47,093 square meters with a total sales price of $75.96 million and this underwriting project has contributed total net revenue of $13,949,683 to the Company from January, 2005 through February, 2007.

The above is an one-off transaction but the Company continues to seek opportunities in underwriting sales.

As of December 31, 2007, the guarantee liability arising from the above transaction in accordance with FIN45 was $157,812.

Property Management

SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of December 31, 2007, 97 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 76% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2008 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2007	% to total	2006	% to total	% change
Agency sales	3,212,473	48	3,330,662	46	(4)
Underwriting sales	214,559	3	2,354,786	32	(91)
Property management	3,284,672	49	1,561,485	22	110
Cost of revenue	6,711,704	100	7,246,933	100	(7)

The cost of revenues for 2007 was $6,711,704, this was a decrease of 7% from $7,246,933 in 2006. In 2007, agency sales represented 48% of total cost of revenues, underwriting sales represented 3% and property management represented 49%. The decrease in cost of revenues in 2007 was mainly due to the decrease in our underwriting sales.

Agency sales

As compared with 2006, cost of revenue of agency sales in 2007 decreased 4%. The primary reason for the change was the decrease in our staff cost. In 2007, our staff cost decreased $120,756 compared to 2006.

Underwriting sales

Since all of the units under the Sovereign Building underwriting project were sold by the end of February, 2007, we incurred very few sales cost relating to this project in 2007.

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

The leasing period started in the second quarter, 2006, and we recognized the rental coverage that we pay under these leasing agreements as our cost. As certain properties under this promotion package were not leased out in 2007, the Company recorded a negative gross profit margin for 2007. We expect that these properties will be leased out in 2008, the gross margin will be improved. However, no assurance can be given that this will be the case.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,
	2007	% to total	2006	% to total	% change
Agency sales	853,309	75	865,180	85	(1)
Underwriting sales	99,385	9	84,610	8	17
Property management	177,318	16	69,014	7	157
Operating expenses	1,130,012	100	1,018,804	100	11

The operating expenses of 2007 were $1,130,012; these increased 11% from $1,018,804 in 2006. In 2007, agency sales represented 75% of the total operating expenses, underwriting sales represented 9% and property management represented 16%. The increase in operating expenses in 2007 was mainly due to the increase in our property management.

Agency sales

When compared to 2006, the operating expenses for agency sales in 2007 decreased 1%. The primary reason for the decrease in 2007 was the decrease in lease expenses. In 2007, the lease expenses decreased $39,499, compared to 2006.

Underwriting sales

When compared to 2006, the operating expenses for underwriting sales in 2007 increased 17%. The primary reason for the change was the increase in our staff expenses. In 2007, our staff expenses increased $20,175 over 2006 levels.

Property management

When compared to 2006, the operating expenses for property management in 2007 increased 157%. The main reason for the increase was the payment of agency commissions of SZGFH. In 2007, the agency commissions increased $100,462, compared to 2006.

General and Administrative Expenses

The general and administrative expenses in 2007 were $4,654,995, increasing 52% from $3,064,138 in 2006. Primary reasons for the change were the following:
i)
The increase in our depreciation expenses. In 2007, our depreciation expenses increased $233,235, compared to 2006. The increase in our depreciation expenses by $500,365 is mainly due to the increase of our property investments. Also, the increase in property investments resulted that the building management fees in 2007 were higher than 2006 by approximately $204,000.

ii)	The legal and professional fees in 2007 were increased by approximately $265,000 due to more corporate finance consultancy services acquired.
iii)
The Company accounted for the acquisition of BJXJY as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of December 24, 2004. The portion of the purchase price allocated to goodwill was $193,995. The Company has tested goodwill of BJXJY for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2007, the Company completed the annual impairment test. Based on the result of impairment test, the Company wrote off the whole amount of goodwill arising from BJXJY.

Interest Expenses

When compared to 2006, the interest expenses in 2007 increased 88%. The interest expense relates to bank loans and promissory notes payable.

Major Related Party Transaction

During the year, SHSY paid a portrait fee of approximately $411,000 to Ms Chang Shu-Ching. Ms Chang is an ex-director of the Company and the portrait fee was agreed on an arm length basis.

LIQUIDITY AND CAPITAL RESOURCES

In 2007, our principal sources of cash were revenues from our agency sales business and proceeds from disposal of investment properties we acquired. We expect these sources of revenues will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects.

Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $4,723,095 (including cash and cash equivalents of $2,281,516 and restricted cash of $2,441,579). The Company’s operating activities used cash in the amount of $948,983, which was primarily attributable to the Company’s net loss in the amount of $4,765,749 and the decrease in income taxes payable.

The Company’s investing activities provided cash resources of $1,660,783 in 2007, which was primarily attributable to the proceeds from disposal of investment properties offset by the amounts paid for investment properties.

The Company’s financing activities obtained cash resources of $202,932 in 2007, which was primarily attributable to the refinancing of bank loans and promissory notes.

The potential cash needs for 2008 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

We anticipate that our current available funds, cash inflows from providing property agency services, underwriting services and management services, and sales proceeds from disposal of investment properties acquired will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs during 2008.

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

Business expansion and the need to integrate operations arising from the expansion may place a significant strain on our managerial, operational and financial resources, and will further contribute to a needed increase in our financial needs.

Risks associated with a Guaranteed Rental Return Promotion.

During 2005, we launched a promotional package that allows property buyers and investors to enjoy a 5 or 8 year guaranteed rental return at 8.5% or 8.8% of the property purchase costs per annum for a leasing period of 5 or 8 years, respectively. The return is guaranteed by SZGFH, whereby SZGFH’s principal activities are real estate leasing and property management services. However, we may not successfully sublease the targeted properties at prices higher than what we committed in the promotional package. Our failure to do so could adversely affect our financial condition.

The Company accounts for its liability for its obligations under a guarantee in accordance with FASB Interpretation No. 45, (FIN45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. FIN 45 requires that guarantors recognize a liability for certain guarantees at the fair value of the guaranteed obligation at the inception of the guarantee and the movement in the guaranteed obligation is charged to the income statement in the period in which it incurs.

Our acquisition of new property may involve risks.

These acquisitions involve several risks including, but not limited to, the following:

a. The acquired properties may not perform as well as we expected or ever become profitable.
b. Improvements to the properties may ultimately cost significantly more than we had originally estimated.

Additional acquisitions might harm our business.

As part of our business strategy, we may seek to acquire or invest in additional businesses, products, services or technologies that we think could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Furthermore, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. If we complete acquisitions through exchange of our securities, our shareholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

Our real estate investments are subject to numerous risks.

We are subject to risks that generally relate to investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, as well as the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify or renovate properties. When interest rates increase, the cost of acquiring, developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decrease. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, governments can, under eminent domain laws, take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have a material adverse impact on results of our operations or financial condition. In addition, equity real estate investments, such as the investments we hold and any additional properties that we may acquire, are relatively difficult to sell quickly. If our properties do not generate sufficient revenue to meet operating expenses, including debt servicing and capital expenditures, our income will be reduced.

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

Our competitors may be able to adapt more quickly to changes in customer needs or to devote greater resources than we can to developing and expanding our services. Such competitors could also attempt to increase their presence in our markets by forming strategic alliances with other competitors, by offering new or improved services or by increasing their efforts to gain and retain market share through competitive pricing. As the market for our services matures, price competition and penetration into the market will intensify. Such competition may adversely affect our gross profits, margins and results of operations. There can be no assurance that we will be able to compete successfully with existing or new competitors.

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

We are subject to the risks associated with projects operated through joint ventures.

Some of our projects are operated through joint ventures in which we have controlling interests. We may enter into similar joint ventures in the future. Any joint venture investment involves risks such as the possibility that the joint venture partner may seek relief under federal or state insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our joint venture partner generally should not disrupt the operations of the joint venture, we could be forced to purchase the partner’s interest in the joint venture, or the interest could be sold to a third party. Additionally, we may enter into joint ventures in the future in which we have non-controlling interests. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations, and we may be required to fulfill those obligations.

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

As of May 9, 2008, Ace Develop directly controls 38.08% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Our common stock is quoted on the OTC Bulletin Board, a FINRA sponsored and operated quotation system for equity securities. It is a more limited trading market than the Nasdaq Capital Market, and timely and accurate quotations of the price of our common stock may not always be available. Investors may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

In addition, our common stock may be considered a “penny stock” under SEC rules because it has been trading on the OTC Bulletin Board at prices lower than $1.00. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement for the purchaser. Broker-dealers also must provide customers that hold penny stocks in their accounts with such broker-dealers a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to investors in violation of the penny stock rules, investors may be able to cancel the purchase and get the money back. The penny stock rules may make it difficult for investors to sell their shares of our stock, and because of these rules, there is less trading in penny stocks. Moreover, many brokers simply choose not to participate in penny-stock transactions. Accordingly, investors may not always be able to resell shares of our common stock publicly at times and at prices that investors feel are appropriate.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

Since the completion of the SRRE – CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $3.00 per share to a low of $0.15 per share in the 2006 and 2007. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

Because we have not paid and do not plan to pay cash dividends, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit.

We did not pay cash dividends on our common stock in 2007, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

Our operations could be adversely affected by changes in the political and economic conditions in the PRC. The PRC is our main market and accounted for all of our revenue in 2006 and 2007. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

Since the adoption of the “open door policy” in 1978 and the “socialist market economy” in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems. Any changes in the political and economic policies of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may, in turn, adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, we cannot assure that such a policy will continue to prevail in the future.

The PRC Legal System Embodies Uncertainties

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little value as precedents. In 1979, the PRC Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 28 years has significantly enhanced the protections afforded to various forms of foreign investment in Mainland China. Our PRC operating subsidiaries, wholly foreign-owned enterprises (“WFOEs”), are subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to WFOEs in particular. However, these laws, regulations and legal requirements are constantly changing, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2007 and 2006 and the results of its consolidated operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the financial statements, the Company has restated the 2006 financial statements.

BDO McCabe Lo Limited

Hong Kong, May 15, 2008

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2007	2006
ASSETS		(Restated)
Current assets
Cash and cash equivalents	$2,281,516	$945,727
Restricted cash (Note 10)	2,441,579	-
Accounts receivable	842,868	4,824,031
Promissory deposits (Note 3)	273,800	192,093
Amounts due from venturers (Note 4)	79,662	1,939,616
Amount due from related party (Note 12)	312,132	-
Other receivables and deposits (Note 5)	602,373	509,745

Total current assets	6,833,930	8,411,212

Property, plant and equipment – net (Note 6)	2,519,585	2,491,633
Equity investment (Note 7)	78,033	-
Investment properties (Note 8)	7,800,228	-
Deferred tax assets	-	142,842
Deposits for acquisitions of properties	-	10,662,642
Goodwill (Note 9)	13,307	207,302

Total assets	$17,245,083	$21,915,631

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 10)	$191,660	$1,256,282
Promissory notes payable (Note 11)	976,435	740,833
Accounts payable	230,654	528,814
Amounts due to venturers	-	1,410,377
Amount due to director (Note 12)	171,458	180,630
Amount due to related party (Note 12)	159,561	-
Other payables and accrued expenses (Note 13)	2,074,833	1,874,577
Other tax payable (Note 14)	546,873	258,732
Income tax payable (Note 15)	1,238,912	1,933,491

Total current liabilities	5,590,386	8,183,736

Commitments and contingencies (Note 16)

Long-term bank loans (Note 10)	5,847,606	3,927,478
Long-term promissory notes payable (Note 11)	111,112	244,445
Minority interest	542,809	375,406

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 and 23,001,614 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively (Note 17)	236,919	230,016
Additional paid-in capital	3,620,008	2,922,997
Statutory reserve (Note 18)	729,744	716,862
Retained earnings	(741,548)	4,857,948
Accumulated other comprehensive income (Note 19)	1,308,047	456,743

Total shareholders’ equity	5,153,170	9,184,566

Total liabilities and shareholders’ equity	$17,245,083	$21,915,631

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2007	2006
		(Restated)

Net Revenues	$8,101,324	$16,417,471

Cost of Revenues	(6,711,704)	(7,246,933)

Gross Profit	1,389,620	9,170,538

Operating Expenses	(1,130,012)	(1,018,804)

General and Administrative Expenses	(4,654,995)	(3,064,138)

Operating (Loss)/Profit	(4,395,387)	5,087,596

Profit on disposal of investment properties (Note 8)	1,115,025	-

Other Income, Net	14,008	11,139

Interest Income	29,072	7,136

Interest Expenses	(944,824)	(501,995)

(Loss)/Income Before Income Tax and Minority Interest	(4,182,106)	4,603,876

Income Tax (Note 15)	(426,054)	(1,767,088)

(Loss)/Income Before Minority Interest	(4,608,160)	2,836,788

Minority Interest	(157,589)	(63,478)

Net (Loss)/Income	$(4,765,749)	$2,773,310

(Loss)/Earnings Per Share – Basic and Fully Diluted	$(0.20)	$0.12

Weighted average common shares outstanding – Basic and Fully Diluted [1]	23,691,925	23,631,246

See accompanying notes to consolidated financial statements.

1.	Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity

Balance, December 31, 2005	21,636,614	$216,366	$2,233,844	$241,664	$147,349	$2,559,836	$5,399,059

Issuance of common stock	1,365,000	13,650	689,153	-	-	-	702,803

Profit for the year	-	-	-	-	-	2,773,310	2,773,310

Transfer between reserves	-	-	-	475,198	-	(475,198)	-

Translation of foreign operations	-	-	-	-	309,394	-	309,394

Balance, December 31, 2006 (Restated)	23,001,614	$230,016	$2,922,997	$716,862	$456,743	$4,857,948	$9,184,566

Issuance of stock dividend	690,311	6,903	697,011	-	-	(703,914)	-

Profit for the year	-	-	-	-	-	(4,765,749)	(4,765,749)

Profit return to minority interest in subsidiary	-	-	-	-	-	(116,951)	(116,951)

Transfer between reserves	-	-	-	12,882	-	(12,882)	-

Translation of foreign operations	-	-	-	-	851,304	-	851,304

Balance, December 31, 2007	23,691,925	$236,919	$3,620,008	$729,744	$1,308,047	$(741,548)	$5,153,170

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Expressed in US Dollars)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities		(Restated )
Net income	$(4,765,749)	$2,773,310
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation of property, plant and equipment	733,534	112,793
Loss on disposal of property, plant and equipment	9,092	1,292
Loss on disposal of equity interest in subsidiary	14,750	-
Bad debts	114,543	-
Profit on disposal of investment properties	(1,115,172)	-
Change in fair value of guarantee liability	157,812	-
Impairment of goodwill	199,217	-
Deferred tax credit	-	6,265
Minority interest	157,589	63,478
Change in:
Accounts receivable	4,029,670	(4,806,249)
Promissory deposits	(65,755)	62,747
Other receivables and deposits	(355,030)	(328,794)
Amount due from related party	(76,525)	-
Accounts payable	(321,477)	443,773
Amounts with venturers	543,487	311,547
Amount due to related party	153,278	-
Deferred commission income	-	(40,931)
Other payables and accrued expenses	(194,814)	608,239
Interest payable on promissory notes	385,602	7,500
Interest payable on amount due to director	(17,268)	11,214
Other tax payable	259,643	93,145
Income tax payable	(795,410)	1,388,049
Net cash (used in)/provided by operating activities	(948,983)	707,378

Cash flows from investing activities
Acquisition of plant and equipment	(158,346)	(435,556)
Proceeds from disposal of plant and equipment	36,116	23,996
Acquisition of equity investment	(74,961)	-
Proceeds from disposal of equity interest in subsidiary	63,200	-
Acquisition of equity interest in subsidiary	-	(60,000)
Proceeds from disposal of investment properties	6,470,212	-
Payment for investment properties	(2,233,841)	(2,095,726)
Restricted cash	(2,441,597)	-
Refund of deposits paid for acquisition of properties	-	3,319,987
Net cash provided by investing activities	1,660,783	752,701

Cash flows from financing activities
Bank loans repayment	(8,069,964)	(3,474,926)
Bank loan obtained	8,548,133	2,095,726
Repayment of promissory note	(2,849,236)	(747,715)
Proceeds from promissory note	2,565,903	600,000
Capital contribution from minority interest	-	125,021
Repayment to director	(241,904)	-
Advances from director	250,000	-
Net cash generated from (used in) financing activities	202,932	(1,401,894)

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Continued)

(Expressed in US Dollars)

	Years Ended December 31,
	2007	2006

Effect of exchange rate changes on cash and cash equivalents	421,057	31,954

Net increase in cash and cash equivalents	1,335,789	90,139
Cash and cash equivalents at beginning of year	945,727	855,588
Cash and cash equivalents at end of year	$2,281,516	$945,727

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	1,166,869	366,627
Interest paid	576,490	494,495

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. On November 1, 2007, SZXJY established a wholly owned subsidiary, Suzhou Xin Ji Yang Real Estate Brokerage Company Limited (“SZXJYB”) in the PRC as a limited liability company.

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

SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY and SZXJYB commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005, November 2006 and November 2007 respectively. Each of SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY and SZXJYB has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

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

Figure 1: Company Organization Chart

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, BJXJY, SHSY and SZGFH are sometimes hereinafter collectively referred to as “the Company.”

The principal activities of the Company are property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

Restatement Summary

The financial statements for the year ended December 31, 2006 were restated to correct the errors relating to an unprovided commission accrual of US$335,873 and an under-provision for China-taxes of US$566,879. As a result of the correction of these errors, the financial statements for the year ended 2006 were restated and the Company’s profit for the year ended December 31, 2006 and retained earnings as of December 31, 2007 were reduced by $902,752.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, BJXJY, SHSY and SZGFH. All inter-company transactions and balances have been eliminated.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is United States Dollars (“US$”) and the financial records are maintained and the financial statements prepared in US $. The functional currency of SHXJY, SZXJY, SZXJYB, SZSY, BJXJY, SHSY and SZGFH is Renminbi (“RMB”) and the financial records are maintained and the financial statements prepared in RMB.
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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates ruling as of December 31, 2007 and December 31, 2006 are US$1: RMB7.3046 and US$1: RMB7.8087, respectively.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer grant confirmation to us to be able to invoice them accordingly, which is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or the balance of the bank loan to the buyer has been funded, or recognized under the sales schedule or other specific items of agency sales agreement with developer.

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

Segment Information

The Company believes that it operates in one business segment. Management does with the business as consisting of several revenue streams; however it is not possible to attribute assets or indirect costs to the individual streams other than direct expenses.

NOTE 3 - PROMISSORY DEPOSITS

The balance of $273,800 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 – AMOUNTS DUE FROM VENTURERS

The Company has entered into co-operation agreements with two venturers (one of them is an independent third party; the other is the Company’s ex-director, Chang Shu-Ching) to jointly carry out a property underwriting project for a commercial building in Suzhou, the PRC. According to the agreements, the Company, Chang Shu-Ching and the other venturer are entitled to share 65%, 10% and 25% of the net results of the project, respectively. On February 14, 2007, the venturers entered into an additional agreement that Chang Shu-Ching obtained 25% of the net results of the project from the other venturer. As a result, the Company and Chang Shu-Ching are entitled to share 65% and 35% of the net results of the project, respectively.

NOTE 5 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2007	2006
Advances to staff	$20,486	$25,912
Rental deposits	101,370	51,333
Prepaid rental	406,833	365,138
Other receivables	73,684	67,362
	$602,373	$509,745

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT - NET

	December 31,	December 31,
	2007	2006
Furniture and fixtures	$133,970	$105,288
Computer and office equipment	275,988	234,460
Motor vehicles	618,024	607,431
Properties	2,071,225	1,909,671
	3,099,207	2,856,850
Less: Accumulated depreciation	(579,622)	(365,217)
	$2,519,585	$2,491,633

All above properties as of December 31, 2007 and 2006 were pledged to secure a loan in note 10.

NOTE 7 – EQUITY INVESTMENT

On September 11, 2007, SHSY invested approximately $78,000 for a 19% equity interest in a newly-formed PRC company named Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”).

NOTE 8 – INVESTMENT PROPERTY

	December 31,	December 31,
	2007	2006
Investment property	$8,092,319	$-
Less: Accumulated depreciation	(292,091)	-
	$7,800,228	$-

During the past three years, the Company made some property investments in Suzhou by acquiring one floor and six units of the Sovereign Building. The properties under development were completed on March 31, 2006 and we paid the full purchase price to the property developer. The Company decided that these properties will be held for long-term investment purposes. As of June 30, 2007, the title for these properties had been transferred to the Company. On September 19, 2007, the Bank of Jiangsu, Suzhou Branch and SHSY entered into an agreement for the sale of two units of the Suzhou Sovereign Building to the Bank of Jiangsu. As of December 31, 2007, the title of these two units had been transferred to the purchaser, and the profit from disposal of these two units was $1,115,025. Following the disposal, the investment property included one floor and four units of a commercial building in Suzhou, the PRC, which was acquired by the Company for long-term investment purposes.

As of May 10, 2008, the four units of the Sovereign Building were leased to SZBFND, a related party of the Company, and the remaining one floor of the Sovereign Building was still available for lease.

All above investment properties as of December 31, 2007 were pledged to secure a loan in note 10.

NOTE 9 - GOODWILL

The Company accounted for the acquisition of BJXJY as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of December 24, 2004. The portion of the purchase price allocated to goodwill was $193,995. The Company has tested goodwill of BJXJY for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2007, the Company completed the annual impairment test. Based on the result of impairment test, the Company wrote off the whole amount of goodwill arising from BJXJY.

The Company accounted for the acquisition of 20% of the equity interest in SZGFH as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of May 8, 2006. The portion of the purchase price allocated to goodwill was $13,307. The Company has tested goodwill for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2007, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no impairment of goodwill as of December 31, 2007. If an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value, goodwill will be evaluated for impairment between annual year-end tests.

NOTE 10 - BANK LOANS

Bank loans as of December 31, 2007 are comprised of two bank loans, as listed below:

First, the balance includes a bank loan of $5,464,286. This bank loan is repayable before August 2, 2010 and bears interest at a rate of 8.217% per annum. This bank loan is secured by the investment properties as mentioned in Note 8 above. The repayment schedule of this bank loan is as follows:

February 1, 2010	$1,357,285
August 2, 2010	$4,107,001

Pursuant to the relevant loan agreement, the Company used part of the loan to repay bank loans at the date of the loan agreement but is restricted from using the remaining loan balance for deposits and expenditures incurred in performing any real estate marketing projects of the Company. Additionally, approval from the lending bank is required for any drawings in excess of RMB1 million from the remaining bank balance. Restricted cash as of 31 December 2007 was $2,441,579 (2006: $Nil).

Second, the remaining bank loan bears interest at 6.48% per annum, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 6 above.

NOTE 11 – PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $244,445. This promissory note of $244,445 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $150,000 and accrued interest of $6,875 thereon. This promissory note of $150,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Four, the balance includes an outstanding balance of $386,227 of a promissory note, which is unsecured, bears interest at a rate of 1.5% per month and repayable by January 14, 2008.

NOTE 12 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due from related party
The amount represents an advance to SZBFND, which is unsecured, interest free and has no fixed term of repayment.

Amount due to related party
The amount represents a rental deposit received from SZBFND.

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of December 31, 2007, the balance of $171,458 includes principal of $167,122 and accrued interest of $4,336 thereon. The principal is unsecured and the term of repayment is not specifically defined.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2007	2006
Accrued staff commission & bonus	$1,013,650	$997,794
Rental deposits received	519,352	240,329
Other payables	541,831	636,454
	$2,074,833	$1,874,577

NOTE 14 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

Business tax is charged at a rate of 5% on the revenue from services rendered. At December 31, 2007, the outstanding business tax payable was $248,070 (2006: $258,732).

Urban real estate tax is levied at 1.2% per annum on the standard value of the buildings in accordance with the Provisional Rules on Urban Real Estate Tax in the PRC. At December 31, 2007, the outstanding urban real estate tax payable was $120,472 (2006: Nil).

Land appreciation tax is levied on the gain realized on the transfer of investment properties in the year. Tax is charged in progressive rates ranging from 30% to 60% depending on the percentage gain realised. At December 31, 2007, the outstanding land appreciation tax payable was $178,331 (2006: Nil).

NOTE 15 – INCOME TAX PAYABLE

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

B.   Income Taxes Payable

Enterprise Income Tax in the PRC

Enterprise Income Tax ("EIT") in the PRC before December 31, 2007 is generally charged at 33% of the assessable profit. According to the relevant PRC tax rules and regulations, SHXJY and SHSY are companies registered in Shanghai Pudong Development Zone that are entitled to a lower EIT rate of 15%, whereas SZXJY, SZXJYB, SZSY, BJXJY and SZGFH are subject to EIT rate of 33%.
On January 1, 2008, China unified income tax rates for domestic and foreign companies at 25%. The new law will be phased in five years. Companies that currently face an income tax of 15% will pay 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25 % in 2012.

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2007 and 2006.

The provision for China income tax consisted of:

	Years ended December 31,
	2007	2006
		(Restated)
Current PRC corporate income tax	$426,054	$1,760,948
Deferred tax debit	-	6,140
	$426,054	$1,767,088

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	Years ended December 31,
	2007	2006
		(Restated)
Provision for income taxes at statutory tax rate	$(1,380,096)	$2,832,655
Tax concessions	965,134	(1,189,401)
Permanent difference	(284,410)	(11,972)
Effect of change in FEIT tax rate	202,146	-
Increase in valuation allowances	923,280	135,806
Income tax	$426,054	$1,767,088

United States and State of Texas Taxes:

The Company incurred a US federal net operating loss in the amount of $280,000 for calendar 2007. Therefore, it has US federal net operating loss carryforwards in the amount of $280,000 and $564,000 which expire in 2027 and 2025, respectively.

The net operating loss generated in 2007 was different from the Sunrise US holding company’s book loss because $530,000 of foreign assets were considered repatriated to and, thus, taxable by the United States through loans made by CY-SRRE and LRY to SRRE.

The net operating loss generated in 2006 was different from the Sunrise US holding company’s book loss because $583,000 of foreign assets was considered repatriated to and, thus, taxable by the United States through loans made directly by CY-SRRE and indirectly by SHSY to SRRE. Another difference between book and tax income in 2006 was the exclusion from income of $165,000 of dividends which were previously taxed as subpart F income.

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

We have not provided for U.S. deferred income taxes or foreign withholding taxes on undistributed earnings of $12.2 and $9.0 million, at December 31, 2007 and 2006, respectively, of our non-U.S. subsidiaries because it is not practicable to estimate the amount of additional taxes that might be payable on such undistributed earnings. The Company intends to distribute only an amount sufficient to meet future expenses of the holding company as they are incurred. Furthermore, distributions are limited under China corporate law to the entity’s earnings in the preceding calendar year and, then, must be approved by China regulators. As noted above, US income tax net operating loss carryovers are available to offset $844,000 of future taxable income.

The Tax Increase Prevention and Reconciliation Act (“TIPRA”) which was signed March 17, 2006, modified what income is taxed to the Company as an owner of a controlled foreign corporation (“CFC”). This modification is effective for Sunrise’s 2006 through 2008 tax years. For Sunrise, the TIPRA modification means that certain dividend or interest income received by CY-SRRE or LRY will not trigger income recognition by SRRE US if the funds remain at the CY-SRRE or LRY level. Such dividends and interest must be properly allocable to non-subpart-F income, e.g., active income, of the Chinese level subs of CY-SRRE and LRY.

The SRRE is incorporated in the State of Texas, which does not have a corporate income tax.

NOTE 16- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2007 and 2006, the Company incurred lease expenses amounting to $338,463 and $389,865, respectively. As of December 31, 2007, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2007	2006
Within one year	$132,628	$124,429
Two to five years	133,847	2,349
Operating lease commitments	$266,475	$126,778

In order to distribute the properties of the Sovereign Building underwriting project, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2007, 97 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 76% of total area with these lease commitments.

As of December 31, 2007, the lease commitments under the above promotional package are as follows:

	December 31,	December 31,
	2007	2006
Within one year	$3,047,216	$2,807,847
Two to five years	8,412,157	10,319,497
Over five years	2,181,446	2,774,208
Operating lease commitments arising from the promotional package	$13,640,819	$15,901,552

According to the sub-leasing agreements that have been signed through December 31, 2007, the rental income from these sub-leasing agreements will be $1,991,366 within one year and $1,812,374 within two to five years. However, no assurance can be given that we can collect all of the rental income in 2008.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of December 31, 2007, the compensation to terminate all leasing agreements is $3,029,111.

NOTE 17 – ISSUE OF COMMON STOCKS

On July 16, 2007, the Board of Directors declared a 3% stock dividend on its outstanding shares of common stock to be paid on August 15, 2007, to shareholders of record as of August 1, 2007. All fractional shares resulting from the stock dividend will be rounded up to the next whole share and will be paid in stock. Following the stock dividend, Sunrise Real Estate Group, Inc. had 23,691,925 shares of common stock outstanding.

NOTE 18 – STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer at least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 19– ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2007, the only component of accumulated other comprehensive income was translation reserve.

NOTE 20 – CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2007 and 2006, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,		Percentage of Accounts Receivable as at December 31,
	2007	2006	2007	2006
Customer A	*	56%	*	59%
Customer B	16%	*	12%	*

* less than 10%

NOTE 21 – RELATED PARTY TRANSACTION

During the year ended December 31, 2007, SHSY paid a portrait fee of approximately $411,000 to Ms Chang Shu-Ching. Ms Chang is an ex-director of the Company and the portrait fee was agreed on an arm length basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), or the Exchange Act, as of the end of the fiscal year covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the fiscal year covered by this report, the Company’s disclosure controls and procedures were partially ineffective in providing reasonable assurance that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. This was due to a significant deficiency that existed in the design and operation of our internal control over financial reporting that adversely affected our disclosure controls relating to the unaccrual of commission and under-provision for China-taxes.

We identified significant deficiencies in our internal controls and disclosure controls related to the failure to accrue for commission and to recognize provision for taxation. These deficiencies, when taken together, resulted in a conclusion that the Company’s controls suffered from material weaknesses.

Management's Report of Internal Control over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. However, in connection with its audit of our financial statements, our independent registered public accounting firm reported material weaknesses in our internal controls over our ability to produce financial statements free from material misstatements. Those material weaknesses are the failure to accrue commission and to recognize provision for taxation. We determined that the Company’s controls had material weaknesses.

We have started to formulate a program which we believe will remedy the material weaknesses described above. We also expect to review and, as appropriate, revise our accounting and management information systems software. We also expect to increase the areas to be reviewed and discussed with the board of directors. We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take several months.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	48	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	58	Director and Senior Vice President
November 28, 2006	LIN HSIN-HUNG	53	Executive Director
November 23, 2004	CHEN REN	60	Director
November 23, 2004	FU XUAN-JIE	78	Director
November 23, 2004	LI XIAO-GANG	50	Director
August 23, 2005	ZHANG XI	37	Director

Following is biographical information for each of the 7 directors consisting of the age, principal occupation, and other relevant information. The designation of "Affiliated" noted beside the director’s name indicates that the director is an officer or employee of Sunrise. The designation of “Independent” noted beside the director’s name indicates that the director is considered an independent director with in the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under.

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 48, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Real Estate Consultation Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 58, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. Mr. Lin brings with him 28 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 53, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation.

Chen Ren, Director (Independent)

Chen Ren, age 60, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 15 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 78, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 50, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association.

Zhang Xi, Director (Independent)

Zhang Xi, age 37, was appointed an independent director on August 23, 2005, and serves as Chairman of our Audit Committee. He has a Doctorate Degree in Economics, and he is a Senior Economist, a Certified Public Accountant and a Certified Public Appraiser. He is working as a Vice President of Shanghai General Building Material Group Corporation. He has also served in Shanghai Zhonghua Audit Company as the manager of the International Department, Shanghai Zhangjiang Hi-tech Zone Development Company, Ltd. as Vice General Manager and Financial Controller, and Shanghai Zhang Jiang Semiconductor Industry Park Co., Ltd. as General Manager.

Other Executive Officers

Art Honanyan, the Company’s Chief Financial Officer, is 63 years old. In 1973, he received an MBA in Accounting and Finance from New York University. He is a Certified Management Accountant and a member of the Institute of Management Accountants. For 10 years he was Manager and Assistant Secretary in the corporate planning and control Department of Continental Corporation, a large New York based international insurance company. For the next 10 years, he held the CFO position at California Central Bank & Trust, a California based trust services bank. After this time, he held adjunct faculty positions in finance and accounting at several Los Angeles area graduate businesses MBA programs. During the past 2 years, he has held the CFO position at the Company. During the four previous years, he was controller of a Southern California based group of engineering companies and held adjunct faculty positions at two MBA programs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2007, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

Information Concerning our Board and Committees of our Board

The Company’s Board has three standing committees: an Audit Committee, a Governance and Nominating Committee, and a Compensation Committee. We have a written Audit Committee Charter, a written Governance and Nominating Committee Charter and a written Compensation Committee Charter. Except for Lin Chao-Chin, all of our directors serving on our committees are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under.

Audit Committee and Audit Committee Financial Expert

Our Board established the Audit Committee on August 23, 2005. The Audit Committee consists of three members, Fu Xuan-Jie, Li Xiao-Gang, and Zhang Xi, all of whom are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under. At least one member of the Audit Committee, Zhang Xi, is a financial expert, as that term is used under Item 407(d)(5) of Regulation S-B.
Governance and Nominating Committee

The Governance and Nominating Committee of the Board consists of Mr. Lin Chao-Chin, Mr. Li Xiao-Gang and Mr. Fu Xuan-Jie. The primary duties of the Governance and Nominating Committee are to identify and review candidates for the Board and recommend candidates for election to the Board, periodically review the skills and characteristics required of Board members in the context of the current Board, and periodically review the Company’s corporate governance policies and recommend modifications to the Board as appropriate. The Governance and Nominating Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

Our shareholders may recommend director nominees, and the Governance and Nominating Committee will consider nominees recommended by shareholders. We anticipate that nominees recommended by shareholders will be evaluated in the same manner as nominees recommended by anyone else, although the Governance and Nominating Committee may prefer nominees who are personally known to the existing directors and whose reputations are highly regarded. The Governance and Nominating Committee will consider all relevant qualifications as well as the needs of the company in terms of compliance with SEC rules.

While the selection of qualified directors is a complex, subjective process that requires consideration of many intangible factors, the Governance and Nominating Committee and the Board takes into account the following criteria, among others, in considering directors and candidates for the board: judgment, experience, skills and personal character of the candidate, and the needs of the Board.

The Governance and Nominating Committee conducts a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against the criteria set forth above and our specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the Governance and Nominating Committee determines which nominee(s) to recommend to the Board to submit for election at the next annual meeting. The Governance and Nominating Committee uses the same process for evaluating all nominees, regardless of the original source of the nomination.

Compensation Committee

The Compensation Committee of the Board consists of Mr. Lin Chao-Chin, Mr. Li Xiao-Gang and Mr. Fu Xuan-Jie. The primary duties of the Compensation Committee are to annually review and approve the Company’s compensation strategy to ensure that employees are rewarded appropriately; review annually and approve corporate goals and objectives relevant to executive compensation; annually review and determine elements of compensation of the CEO and other officers; and review and recommend compensation for non-employee members of our Board. The Compensation Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2007 and 2006 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Lin Chi-Jung CEO, President & Chairman Executive Officer of subsidiaries	2007 2006	145,976 146,826	21,950 150,364	(2)	0 0	0 0	0 0	0 0	91,796 92,825	(3)	259,722 390,015

Art Honanyan Chief Financial Officer	2007 2006	55,234 52,707	0 6,852		0 0	0 0	0 0	0 0	12,624 12,047		67,858 71,606

Lin Chao-Chin Senior Vice President Managing director of subsidiaries	2007 2006	145,976 146,826	21,950 150,364	(2)	0 0	0 0	0 0	0 0	91,796 92,825	(3)	259,722 390,015

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers.

(2)
Lin Chi-Jung and Lin Chao-Chin each received a discretionary bonus of $21,950 in 2007. This incentive was attributed to the initial management team members for their valuable contribution to the Company. Each bonus was calculated at 10% of net profit before income tax of SHXJY and subsidiaries in 2007.

(3)	Lin Chi-Jung and Lin Chao-Chin each received housing allowance of $86,796 and travel allowance of $5,000 during the year 2007.

Option/SAR Grants
The Company has no stock option plan or other equity incentive plan in place. Accordingly, no individual grants of stock options, whether or not in tandem with Stock Appreciation Rights (“SARs”) and freestanding SARs have been made to any executive officer or any director since the Company’s inception, accordingly, no stock options have been exercised by the Company’s officers or directors in any fiscal year.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
LIN CHI-JUNG	15,781	0	0	0	0	0	15,781

LIN CHAO-CHIN	15,781	0	0	0	0	0	15,781

LIN HSIN-HUNG	31,562	0	0	0	0	0	31,562

FU XUAN-JIE	15,781	0	0	0	0	0	15,781

LI XIAO-GANG	15,781	0	0	0	0	0	15,781

CHEN REN	15,781	0	0	0	0	0	15,781

ZHANG XI	15,781	0	0	0	0	0	15,781

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 9, 2008, the number and percentage of our 23,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

		Amount and Nature of		Percent
Title of Class	Name and Address	Beneficial Ownership		of Class

Common	Lin Chi-Jung	9,022,800	(1)	38.08%
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032

Common	Art Honanyan	160,000		1%
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032

Common	LIN HSIN-HUNG	334,750	(2)	1%
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032

(1)  These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficiary owner
(2)  These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None

ITEM 13. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Art Honanyan, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Art Honanyan, pursuant to 18 U.S.C. 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO McCabe Lo Limited for services rendered during the year ended December 31, 2007, 2006 and 2005 are described as follows:

Fees for audit and review services amounted to $141,500 in 2007, $116,500 in 2006 and $82,500 in 2005, respectively. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company's Quarterly Reports on Form 10-QSB.

Audit-Related Fees

Aggregate fees billed for all audit-related services rendered by BDO McCabe Lo Limited consisted of $13,000 for 2007 and $14,500 for 2005. Fees for audit related services include audits required in the Form 8-K and review of related documents. There were no audit-related fees billed by BDO McCabe Lo Limited in 2006.

Tax Fees

There were no tax services fees paid to BDO McCabe Lo Limited; they are not the tax accountants of the Company.

All Other Fees

BDO McCabe Lo Limited did not bill the Company any additional fees for professional services rendered to the Company during fiscal years ended December 31, 2007, 2006 and 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

According to the charter of the Audit Committee, the Company’s policy on pre-approval of audit and permissible non-audit services of independent auditors is to pre-approve all audit services and permissible non-audit services by the independent accountants, as set forth in Section 10A of the Exchange Act and the rules and regulations promulgated thereunder by the SEC. The Audit Committee may establish pre-approval policies and procedures, as permitted by Section 10A of the Exchange Act and the rules and regulations promulgated thereunder by the SEC, for the engagement of independent accountants to render services to the Company, including but not limited to policies that would allow the delegation of pre-approval authority to one or more members of the Audit Committee, provided that any pre-approvals delegated to one or more members of the Audit Committee are reported to the Audit Committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: May 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	May 15, 2008
Lin Chi-Jung	and Director

/s/ Art Honanyan	Chief Financial Officer	May 15, 2008
Art Honanyan

/s/ Lin Chao-Chin	Director	May 15, 2008
Lin Chao-Chin

/s/ Lin Hsin-Hung	Director	May 15, 2008
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	May 15, 2008
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	May 15, 2008
Li Xiao-Gang

/s/ Chen Ren	Director	May 15, 2008
Chen Ren

/s/ Zhang Xi	Director	May 15, 2008
Zhang Xi