Form 10-Q
period 2008-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2008-05-20
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-32585

SUNRISE REAL ESTATE GROUP, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2713701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 701, No. 333, Zhaojiabang Road
Shanghai, PRC 200032
(Address of principal executive offices Zip Code)

Registrant’s telephone number: + 86-21-6422-0505

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                      Accelerated filer ☐
Non-accelerated filer ☐                        Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 10, 2008 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,455,685	$2,281,516
Restricted cash (Note 9)	558,556	2,441,579
Accounts receivable	304,480	842,868
Promissory deposits (Note 3)	723,750	273,800
Amounts due from venturers (Note 4)	14,518	79,662
Amount due from related party (Note 11)	367,574	312,132
Other receivables and deposits (Note 5)	946,147	602,373

Total current assets	4,370,710	6,833,930

Property, plant and equipment – net (Note 6)	2,751,924	2,519,585
Equity investment (Note 7)	81,208	78,033
Investment properties (Note 8)	7,989,374	7,800,228
Goodwill	13,307	13,307

Total assets	$15,206,523	$17,245,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 9)	$199,459	$191,660
Promissory notes payable (Note 10)	653,620	976,435
Accounts payable	98,103	230,654
Amount due to director (Note 11)	69,975	171,458
Amount due to related party (Note 11)	207,567	159,561
Other payables and accrued expenses (Note 12)	1,414,422	2,074,833
Other tax payable (Note 13)	550,017	546,873
Income tax payable	1,294,924	1,238,912

Total current liabilities	4,488,087	5,590,386

Commitments and contingencies (Note 14)

Long-term bank loans (Note 9)	6,035,678	5,847,606
Long-term promissory notes payable (Note 10)	77,778	111,112
Minority interest	554,672	542,809

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 and 23,691,925 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 15)	729,744	729,744
Accumulated losses	(2,070,302)	(741,548)
Accumulated other comprehensive income (Note 16)	1,533,939	1,308,047

Total shareholders’ equity	4,050,308	5,153,170

Total liabilities and shareholders’ equity	$15,206,523	$17,245,083

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Net Revenues	$1,319,545	$1,135,155

Cost of Revenues	(1,317,647)	(1,250,692)

Gross Profit/(Loss)	1,898	(115,537)

Operating Expenses	(310,626)	(239,509)

General and Administrative Expenses	(893,222)	(894,575)

Operating Loss	(1,201,950)	(1,249,621)

Interest Income	5,769	4,227

Other Income, Net	6,532	55,641

Interest Expenses	(143,640)	(202,562)

Loss Before Income Tax and Minority Interest	(1,333,289)	(1,392,315)

Income Tax	(5,496)	-

Loss Before Minority Interest	(1,338,785)	(1,392,315)

Minority Interest	10,031	3,080

Net Loss	$(1,328,754)	$(1,389,235)

Loss Per Share – Basic and Fully Diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding – Basic and Fully Diluted[1]	23,691,925	23,691,925

See accompanying notes to consolidated financial statements.

1 Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities
Net Loss	$(1,328,754)	$(1,389,235)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation of plant and equipment	191,144	83,581
Loss on disposal of property, plant and equipment	(7,429)	532
Minority interest	(10,031)	(3,080)
Change in:
Accounts receivable	561,901	2,829,625
Promissory deposits	(430,547)	(643,882)
Other receivables and deposits	(299,747)	(359,592)
Amount due from related party	(55,442)	-

Accounts payable	(139,264)	(339,773)
Amounts with venturers	67,098	(122,892)
Other payables and accrued expenses	(744,691)	(539,896)
Interest payable on promissory notes	17,291	84,830
Interest payable on amount due to director	2,897	(11,450)
Amount due to related party	48,006	-
Other tax payable	(18,748)	(145,130)
Income tax payable	5,496	(161,804)
Net cash used in operating activities	(2,140,820)	(718,166)

Cash flows from investing activities
Acquisition of plant and equipment	(272,021)	(375,073)
Proceeds from disposal of plant and equipment	86,668	-
Restricted cash	1,883,023	-
Net cash generated from/(used in) investing activities	1,697,670	(375,073)

Cash flows from financing activities
Bank loans repayment	(48,925)	(312,166)
Repayment of promissory note	(373,440)	(183,334)
Proceeds from promissory note	-	2,565,903
Repayment to director	(104,380)	-
Net cash (used in)/provided by financing activities	(526,745)	2,070,403

Effect of exchange rate changes on cash and cash equivalents	144,064	21,761

Net increase in cash and cash equivalents	(825,831)	998,925
Cash and cash equivalents at beginning of period	2,281,516	945,727
Cash and cash equivalents at end of period	$1,455,685	$1,944,652

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	-	174,206
Interest paid	129,468	129,182

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates ruling as of March 31, 2008 and December 31, 2007 are US$1: RMB7.019 and US$1: RMB7.3046, respectively.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $723,750 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

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

NOTE 5 - OTHER RECEIVABLES AND DEPOSITS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Advances to staff	$17,417	$20,486
Rental deposits	94,099	101,370
Prepaid rental	482,868	406,833
Innovation construction deposit	257,253	-
Other receivables	94,510	73,684
	$946,147	$602,373

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT– NET

	March 31,	December 31,
	2008	2007
	(Unaudited)
Furniture and fixtures	$146,972	$133,970
Computer and office equipment	301,322	275,988
Motor vehicles	677,711	618,024
Properties	2,155,502	2,071,225
	3,281,507	3,099,207
Less: Accumulated depreciation	(529,583)	(579,622)
	$2,751,924	$2,519,585

All above properties as of March 31, 2008 and as of December 31, 2007 were pledged to secure a loan in note 9.

NOTE 7 – EQUITY INVESTMENT

On September 11, 2007, SHSY invested a 19% equity interest in a PRC company named Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”).

NOTE 8 – INVESTMENT PROPERTIES

	March 31,	December 31,
	2008	2007
	(Unaudited)
Investment property	$8,421,592	$8,092,319
Less: Accumulated depreciation	(432,218)	(292,091)
	$7,989,374	$7,800,228

During the past three years, the Company made some property investments in Suzhou by acquiring one floor and six units of the Sovereign Building. The properties under development were completed on March 31, 2006 and we have paid the full purchase price to the property developer. The Company decided that these properties will be held for long-term investment purposes. As of June 30, 2007, the title for these properties had been transferred to the Company. On September 19, 2007, the Bank of Jiangsu, Suzhou Branch and SHSY entered into an agreement for the sale of two units of the Suzhou Sovereign Building to the Bank of Jiangsu. As of December 31, 2007, the title of these two units had been transferred to the purchaser. Following the disposal, the investment property included one floor and four units of a commercial building in Suzhou, the PRC, which was acquired by the Company for long-term investment purposes.

As of May 10, 2008, the four units of the Sovereign Building were leased to SZBFND, a related party of the Company, and the remaining one floor of the Sovereign Building was still available for lease.

All above investment properties as of March 31, 2008 were pledged to secure a loan in note 9.

NOTE 9 - BANK LOANS

Bank loans of March 31, 2008 included two bank loans, as listed below:

First, the balance includes a bank loan of $5,686,625. This bank loan is repayable before August 2, 2010 and bears interest at a rate of 8.217% per annum. This bank loan is secured by the properties as mentioned in Note 8 above. The repayment schedule of this bank loan is as follows:

February 1, 2010	$1,424,704
August 2, 2010	$4,261,921

Pursuant to the relevant loan agreement, the using of the bank loan after repaying certain bank loans at the date of the loan agreement date is restricted to pay for deposits and expenditures incurred in performing any real estate marketing projects of the Company.; and approval from the lending bank is required for any drawings in excess of RMB1 million from the remaining balance. This balance is recorded as restricted cash on the balance sheet.

Second, the remaining bank loan bears interest at 6.48% per annum, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 6 above.

NOTE 10 – PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $211,111. This promissory note of $211,111 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $75,000 and accrued interest of $7,917 thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Four, the balance includes an outstanding balance of $137,370 of a promissory note, which is unsecured, bears interest at a rate of 1.5% per month. This promissory was fully settled in April 2008.

NOTE 11 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to director
Prior to April 25, 2005, the amount due to one of the directors was interest-free. Thereafter, the amount due to this director has borne interest at a rate of 9.6% per annum. As of March 31, 2008, the balance of $69,975 includes principal of $62,742 and accrued interest of $7,233 thereon. The principal is unsecured and the term of repayment is not specifically defined.

Amount due from related party
The amount represents an advance to SZBFND which is unsecured, interest free and has no fixed term of repayment.

Amount due to related party
The amount represents a rental deposits received from SZBFND.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2008	2007
	(Unaudited)
Accrued staff commission & bonus	$250,525	$1,013,650
Rental deposits received	594,614	519,352
Other payables	569,283	541,831
	$1,414,422	$2,074,833

NOTE 13 – OTHER TAX PAYABLE

Other tax payable mainly represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered. The amount of PRC business tax charged for the period ended March 31, 2008 was $70,098.

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the three months ended March 31, 2008 and 2007, the Company incurred lease expenses amounting to $99,943 and $74,337, respectively. As of March 31, 2008, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Within one year	$179,315	$132,628
Two to five years	145,645	133,847
Operating lease commitments	$324,960	$266,475

In order to distribute the properties of the Sovereign Building underwriting project, during the year of 2005, the Company launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2008, 115 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 89% of total area with these lease commitments.

As of March 31, 2008, the lease commitments under the above promotional package are as follows:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Within one year	$3,171,206	$3,047,216
Two to five years	7,938,705	8,412,157
Over five years	2,254,351	2,181,446
Operating lease commitments arising from the promotional package	$13,364,262	$13,640,819

According to the sub-leasing agreements that have been signed through March 31, 2008, the rental income from these sub-leasing agreements will be $2,203,478 within one year and $1,811,168 within two to five years. However, no assurance can be given that we can collect all of the rental income. According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of March 31, 2008, the compensation to terminate all leasing agreements is $3,069,463.

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

NOTE 16– ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2008, the only component of accumulated other comprehensive income was translation reserve.

NOTE 17 – CONCENTRATION OF CUSTOMERS

During the three months ended March 31, 2008 and 2007, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended March 31,		Percentage of Accounts Receivable as at March 31,
	2008	2007	2008	2007
	(Unaudited)

Customer A	15%	*	*	*
Customer B	11%	*	*	*
Customer C	*	*	21%	*
Customer D	*	*	19%	*
Customer E	*	16%	*	69%
Customer F	*	11%	*	*

* less than 10%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including but not limited to our annual report on Form 10-KSB for the year ended December 31, 2007, which discusses our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those relating to our ability to raise money and grow our business, and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions. Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

During 2005 SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006, and as of March 31, 2008, 115 sub-leasing agreements were signed. The area represented by the signed sub-leasing agreements represents 89% of the total area represented by lease commitments. As of May 10, 2008, 120 sub-leasing agreements have been signed, the area of these signed sub-leasing agreements represent 93% of total area that have lease commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 208, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and nonfinancial liabilities, except those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).. The Company does not believe that the adoption of SFAS No. 157 will significantly impact its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, and combinations achieved without the transfer of consideration. SFAS No. 141 (revised 2007) is effective for business combinations for which the acquisition date is in on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will depend on the nature and size of the future business combinations the Company consummates after the effective date.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the first quarter, 2008, with comparisons to the first quarter, 2007.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31,
	2008	% to total	2007	% to total	% change
Agency sales	$746,777	57%	$774,372	68%	(4)%
Underwriting sales	$-	0%	$180,062	16%	(100)%
Property management	$572,768	43%	$180,721	16%	217%
Net revenue	$1,319,545	100%	$1,135,155	100%	16%

The net revenue in the first quarter, 2008 was $1,319,545, which was an increase of 16% from $1,135,155 in the first quarter, 2007. In the first quarter, 2008, agency sales represented 57% of net revenue and property management represented 43%. In the first quarter, 2007, agency sales represented 68% of net revenue, underwriting sales represented 16% and property management represented 16%. The increase in net revenue in the first quarter, 2008 was mainly due to the increase in our property management.

Agency sales

Agency sales represented 57% of our net revenue in the first quarter, 2008 and net revenue of agency sales in the first quarter, 2008 decreased 4% compared with same period in 2007. The primary reason was that:
1)	In first quarter, 2008, there were 18 agency sales projects contributing net revenue to the Company, compared to 21 projects in the same period in 2007.
2)	There were several projects in the initial stage, which didn’t contribute net revenue to the Company in the first quarter, 2008.

Because of our diverse market locations, the current macro economic policies had little impact on our agency sales business, and we are seeking stable growth in our agency sales business in 2008. However, there can be no assurance that we will be able to do so.

Underwriting sales

As the Sovereign Building Project was closed in 2007 and the Company was continuing to seek opportunities in underwriting sales, there was no net revenue of underwriting sales in the first quarter, 2008.

Property Management

SZGFH launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of March 31, 2008, 115 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 89% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2008 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2008	% to total	2007	% to total	% change
Agency sales	$534,322	41%	$509,392	41%	5%
Underwriting sales	$-	0%	$35,424	3%	(100)%
Property management	$783,325	59%	$705,876	56%	11%
Cost of revenue	$1,317,647	100%	$1,250,692	100%	5%

The cost of revenue in the first quarter, 2008 was $1,317,647, an increase of 5% from $1,250,692 in the same period in 2007. In the first quarter, 2008, agency sales represented 41% of cost of revenue and property management represented 59%. In the first quarter, 2007, agency sales represented 41% of cost of revenue, underwriting sales represented 3% and property management represented 56%. The increase in cost of revenue in first quarter, 2008 was mainly due to the increase in our property management.

Agency sales

The cost of revenue for agency sales in the first quarter, 2008 was $534,322, an increase of 5% from $509,392 in the same period in 2007. This increase was mainly due to the increase in our marketing expenses in the first quarter, 2008, compared to the same period in 2007, the increase of such expenses was $35,025.

Underwriting sales

As the Sovereign Building Project was closed in 2007 and the Company was continuing to seek opportunities in underwriting sales, there was no cost of underwriting sales in the first quarter, 2008.

Property management

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

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2008	% to total	2007	% to total	% change
Agency sales	$278,451	90%	$176,098	74%	58%
Underwriting sales	$-	0%	$33,078	14%	(100)%
Property management	$32,175	10%	$30,333	12%	6%
Operating expenses	$310,626	100%	$239,509	100%	30%

The operating expenses in the first quarter, 2008 were $310,626, an increase of 30% from $239,509 in the same period in 2007. In the first quarter, 2008, agency sales represented 90% of operating expenses and property management represented 10%. In the first quarter, 2007, agency sales represented 74% of operating expenses, underwriting sales represented 14%, and property management represented 12%. The increase in operating expenses in the first quarter of 2008 was mainly due to the increase in our agency sales.

Agency sales

The operating expenses for agency sales in the first quarter, 2008 were $278,451 which increased 58% from $176,098 in the same period in 2007. This increase was mainly due to the increase in staff costs in the first quarter, 2008, compared to the same period in 2007, the increase of such expenses was $60,633.

Underwriting sales

As the Sovereign Building Project was closed in 2007 and the Company was continuing to seek opportunities in underwriting sales, there was no operating expense of underwriting sales in the first quarter, 2008.

Property management

The operating expenses for property management in the first quarter, 2008 were $32,175, an increase of 6% from $30,333 in the same period in 2007. This increase was mainly due to the increase in staff costs in the first quarter, 2008, compared to the same period in 2007, the increase of such expenses was $7,031.

General and Administrative Expenses

The general and administrative expenses in first quarter, 2008 were $893,222, as compared to $894,575 in the first quarter, 2007.

Interest Expenses

Interest expenses in the first quarter, 2008 were $143,640, decreasing 29% from $202,562 in the same period in 2007. The interest expenses were mainly incurred for bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter, 2008, our principal sources of cash were revenues from our agency sales business. We expect these sources of revenues will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects.

Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $2,014,241 (including cash and cash equivalents of $1,455,685 and restricted cash of $558,556). The Company’s operating activities used cash in the amount of $2,140,820 in the first quarter, 2008, which was primarily attributable to the Company’s net loss in the amount of $1,328,754.

The Company’s investing activities generated cash in the amount of $1,697,670 in the first quarter, 2008, which was primarily attributable to the decreased in restricted cash balance.

The Company’s financing activities used cash in the amount of $526,745 in the first quarter, 2008, which was primarily attributable to the repayment of promissory notes.

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

If our business grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity that are with terms satisfactory to management and our board of directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2008, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: May 20, 2008	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 20, 2008	By: /s/ Art Honanyan
Art Honanyan, Chief Financial Officer