Form 10-Q
period 2008-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2008-08-19
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 11, 2008 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sunrise Real Estate Group, Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$922,232	$2,281,516
Restricted cash (Note 9)	230,242	2,441,579
Accounts receivable	601,476	842,868
Promissory deposits (Note 3)	947,646	273,800
Amounts due from venturers	-	79,662
Amount due from related party (Note 11)	332,405	312,132
Other receivables and deposits (Note 4)	838,006	602,373

Total current assets	3,872,007	6,833,930

Property, plant and equipment – net (Note 5)	2,745,848	2,519,585
Equity investment (Note 6)	83,101	78,033
Investment properties (Note 7)	8,044,389	7,800,228
Deferred tax asset (Note 8)	1,367,962	1,284,532
Goodwill	13,307	13,307

Total assets	$16,126,614	$18,529,615

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 9)	$204,108	$191,660
Promissory notes payable (Note 10)	517,187	976,435
Accounts payable	267,459	230,654
Amount due to director (Note 11)	71,481	171,458
Amount due to related party (Note 11)	127,443	159,561
Other payables and accrued expenses (Note 12)	1,613,595	1,917,022
Other tax payable (Note 13)	605,002	546,873
Income tax payable	1,044,887	1,238,912

Total current liabilities	4,451,162	5,432,575

Commitments and contingencies (Note 14)

Long-term bank loans (Note 9)	6,125,355	5,847,606
Long-term promissory notes payable (Note 10)	57,223	111,112
Deposits received from underwriting sales (Note 15)	8,246,164	7,743,240
Minority interest	457,296	431,674

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 and 23,691,925 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 16)	729,744	729,744
Accumulated losses	(8,465,989)	(6,348,261)
Accumulated other comprehensive income (Note 17)	668,732	724,998

Total shareholders’ equity	(3,210,586)	(1,036,592)

Total liabilities and shareholders’ equity	$16,126,614	$18,529,615

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

Net Revenues	$2,641,681	$1,520,047	$3,961,226	$2,655,202

Cost of Revenues	(1,820,183)	(1,434,946)	(3,137,830)	(2,622,606)

Gross Profit	821,498	85,101	823,396	32,596

Operating Expenses	(328,489)	(255,412)	(639,115)	(494,921)

General and Administrative Expenses	(1,098,242)	(936,714)	(1,991,464)	(1,831,289)

Operating Loss	(605,233)	(1,107,025)	(1,807,183)	(2,293,614)

Interest Income	3,561	3,344	9,330	7,571

Other Income/(Expenses), Net	(1,394)	(34,851)	5,138	(42,242)

Interest Expenses	(154,836)	(222,785)	(298,476)	(425,347)

Loss Before Income Tax and Minority Interest	(757,902)	(1,361,317)	(2,091,191)	(2,753,632)

Income Tax	(23,388)	(28,973)	(28,884)	(28,973)

Loss Before Minority Interest	(781,290)	(1,390,290)	(2,120,075)	(2,782,605)

Minority Interest	(7,684)	(38,533)	2,347	(35,453)

Net Loss	$(788,974)	$(1,428,823)	$(2,117,728)	$(2,818,058)

Loss Per Share – Basic and Fully Diluted	$(0.03)	$(0.06)	$(0.09)	$(0.12)

Weighted average common shares outstanding – Basic and Fully Diluted[1]	23,691,925	23,691,925	23,691,925	23,691,925

See accompanying notes to consolidated financial statements.

1 Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)
	Six Months Ended June 30,
	2008	2007
		(Restated)
	(Unaudited)
Cash flows from operating activities
Net Loss	$(2,117,728)	$(2,818,058)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	389,097	240,757
(Gain)/loss on disposal of property, plant and equipment	(1,019)	848
Minority interest	(2,347)	35,453
Change in:
Accounts receivable	287,701	4,285,194
Promissory deposits	(637,376)	(647,752)
Other receivables and deposits	(190,911)	(488,359)
Accounts payable	21,202	(387,163)
Amount with related party	(41,271)	-
Amounts with venturers	82,420	578,679
Other payables and accrued expenses	(415,749)	(4,826)
Interest payable on promissory notes	(119,142)	186,238
Interest payable on amount due to director	4,403	(10,974)
Other tax payable	21,965	(224,817)
Income tax payable	(266,674)	(387,064)
Net cash (used in)/provided by operating activities	(2,980,735)	358,156

Cash flows from investing activities
Acquisition of plant and equipment	(289,956)	(167,373)
Deposits paid for acquisition of properties	-	(1,850,424)
Proceeds from disposal of property, plant and equipment	95,883	-
Restricted cash	2,302,414	-
Net cash provided by/(used in) investing activities	2,108,341	(2,017,797)

Cash flows from financing activities
Bank loans repayment	(99,148)	(630,508)
Repayment of promissory note	(393,995)	(205,556)
Proceeds from promissory note	-	2,565,903
Repayment to director	(104,380)	(79,026)
Advances from director	-	250,000
Net cash (used in)/provided by financing activities	(597,523)	1,900,813

Effect of exchange rate changes on cash and cash equivalents	110,633	62,691

Net (decrease)/increase in cash and cash equivalents	(1,359,284)	303,863
Cash and cash equivalents at beginning of period	2,281,516	945,727
Cash and cash equivalents at end of period	$922,232	$1,249,590

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	295,558	428,513
Interest paid	741,558	250,083

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On December 24, 2004, SHXJY acquired 85% of equity interest in Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), a PRC company incorporated on April 16, 2003 with limited liability. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. On November 1, 2007, SZXJY established a wholly owned subsidiary, Suzhou Xin Ji Yang Real Estate Brokerage Company Limited (“SZXJYB”) in the PRC as a limited liability company. On May 8, 2008, SHXJY established a wholly owned subsidiary, Kunshan Shang Yang Real Estate Brokerage Company Limited (“KSSY”) in the PRC as a limited liability company.

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

SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY, SZXJYB and KSSY commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005, November 2006, November 2007 and May 2008 respectively. Each of SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY, SZXJYB and KSSY has been granted a twenty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

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

Figure 1: Company Organization Chart

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, KSSY, BJXJY, SHSY and SZGFH are sometimes hereinafter collectively referred to as “the Company.”

The principal activities of the Company are property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

Restatement Summary

The Company discovered errors to previously issued financial statements for the fiscal years ended December 31, 2007 and 2006 and the quarter ended March 31, 2008. The company intends to file the restated financial statements for these periods as soon as practicable but has not filed them. However, the current financial statements are stated as if the correction of the error had been made

One restatement relates to the recognition of revenue from underwriting sales. The Company entered into an agreement in 2004 to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Under the Underwriting Model, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In marketing of the property, the Company also launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. The leasing period started in the second quarter of 2006, and in the leasing period the Company has the right to sublease the leased properties to earn rental income. The Company recognised commission revenue from underwriting service when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer has confirmed that the predetermined level of sales proceeds have been received from buyers. The Company accounted for its liability for its obligations under a guarantee in accordance with FASB Interpretation No. 45, (FIN45) Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. It is the only underwriting agreement the Company entered since its incorporation.

The Securities and Exchange Commission has provided the Company with comments concerning the Company’s Form 10-K for the fiscal year ended December 31, 2006, particularly with respect to certain revenue recognition policies on underwriting sales.  The Company has subsequently determined that the correct application of accounting principles had not been applied for the recognition of underwriting sales revenue. In this correction, the financial statements for the years ended December 31, 2007 and 2006 and the quarter ended March 31, 2008 were restated to increase the Company’s deferred tax assets and deposits received from underwriting sales by deferring revenue recognition to the consummation of the sale, generally when the remaining maximum exposure to loss is reduced below the amount of gain deferred. As a result, the Company’s net asset values as of December 31, 2007 and March 31, 2008 were reduced by $6,300,897 and $6,563,699, respectively. The correction of this error reduced the Company’s losses for the year ended December, 2007 by $157,811 and gave no effect on the income statement of the Company for each of the two quarters ended June 30, 2008 and 2007.

An additional restatement relates to correct the overstatement of the minority shareholders’ share of the Company’s result by US$106,759. As a result of the correction of this item, the Company’s financial statements for the year ended 2007 were restated and the Company’s loss for the year ended December 31, 2007 and the accumulated losses as of December 31, 2007 were reduced by US$106,759.

Certain comparative figures have been reclassified in conformity of the current period’s presentation.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, KSSY, BJXJY, SHSY and SZGFH. All inter-company transactions and balances have been eliminated.

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $2,117,728 for the first and second quarters of 2008 and had net working capital deficiency of $579,155 as of June 30, 2008. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

However, management believes that the company is able to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and building management operations. Accordingly, the accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is United States Dollars (“US$”) and the financial records are maintained and the financial statements prepared in US $. The functional currency of SHXJY, SZXJY, SZXJYB, SZSY, KSSY, BJXJY, SHSY and SZGFH is Renminbi (“RMB”) and the financial records are maintained and the financial statements prepared in RMB.

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

The exchange rate between US$ and RMB had a little fluctuation during the periods presented. The rates as of June 30, 2008 and December 31, 2007 are US$1: RMB6.8591 and US$1: RMB7.3046, respectively.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer grants confirmation to us to be able to invoice them accordingly. The time when we receive the commission is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or the balance of the bank loan to the buyer has been funded, or recognized under the sales schedule or other specific items of agency sales agreement with developer. At no point does the Company handle any monetary transactions nor act as an escrow intermediary between the developer and the buyer.

Revenue from marketing consultancy services is recognized when services are provided to clients.

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

The Company accounts for underwriting sales in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). The gain on underwriting sales is recognized when the criteria in SFAS No. 66 have been met, generally at the title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $947,646 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	June 30	December 31,
	2008	2007
	(Unaudited)	(Audited)
Advances to staff	$20,335	$20,486
Rental deposits	91,341	101,370
Prepaid rental	362,876	406,833
Renovation deposit	279,262	-
Other receivables	84,192	73,684
	$838,006	$602,373

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT– NET

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Furniture and fixtures	$146,348	$133,970
Computer and office equipment	318,107	275,988
Motor vehicles	667,106	618,024
Properties	2,205,751	2,071,225
	3,337,312	3,099,207
Less: Accumulated depreciation	(591,464)	(579,622)
	$2,745,848	$2,519,585

All above properties as of June 30, 2008 and as of December 31, 2007 were pledged to secure a loan in note 9.

NOTE 6 – EQUITY INVESTMENT

On September 11, 2007, SHSY invested a 19% equity interest in a PRC company named Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”).

NOTE 7 – INVESTMENT PROPERTIES

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Investment property	$8,617,917	$8,092,319
Less: Accumulated depreciation	(573,528)	(292,091)
	$8,044,389	$7,800,228

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC, from which the Company derives its underwriting sales income. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 9.

As of August 11, 2008, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 21% of the total area of the one remaining floor was leased out.

NOTE 8 – DEFERRED TAX ASSET

The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates. The deferred tax provision (benefit) is the result of changes in these temporary differences. As of December 31, 2007 and June 30, 2008, the tax effect of the temporary differences mainly represent the deferred tax assets arising from the deferred gain of the underwriting sale using the deposit method.

NOTE 9 - BANK LOANS

Bank loans of June 30, 2008 included two bank loans, as listed below:

First, the balance includes a bank loan of $5,819,192. This bank loan is repayable before August 2, 2010 and bears interest at a rate of 8.217% per annum. This bank loan is secured by the properties as mentioned in Note 7 above. The repayment schedule of this bank loan is as follows:

February 1, 2010	$1,457,917
August 2, 2010	$4,361,275

Pursuant to the relevant loan agreement, the using of the bank loan is restricted to pay for deposits and expenditures incurred in performing any real estate marketing projects of the Company, and approval from the lending bank is required for any drawings in excess of RMB1 million from the remaining balance. This balance is recorded as restricted cash on the balance sheet.

Second, the remaining bank loan of $510,271 bears interest at 6.48% per annum, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 5 above.

NOTE 10 – PROMISSORY NOTES PAYABLE

There are three promissory notes, as listed below:

First, the balance includes a promissory note of $190,556. This promissory note of $190,556 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $75,000 and accrued interest of $8,854 thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

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

Amount due to director
The amount due to one of the directors with interest at a rate of 9.6% per annum. As of June 30, 2008, the balance includes principal of $62,742 and accrued interest of $8,739 thereon. The principal is unsecured and the term of repayment is not specifically defined.

Amount due from related party
The amount represents an advance to SZBFND which is unsecured, interest free and has no fixed term of repayment.

Amount due to related party
The amount represents a rental deposits received from SZBFND. Rental income of $288,878 is generated from leasing the investment properties to SZBFND during the period. This amount is unsecured, interest free and repayable on demand.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Accrued staff commission & bonus	$344,448	$1,013,650
Rental deposits received	657,058	519,352
Other payables	612,089	384,019
	$1,613,595	$1,917,021

NOTE 13 – OTHER TAX PAYABLE

Other tax payable mainly represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered. The amount of PRC business tax charged for the period ended June 30, 2008 was $208,539.

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the six months ended June 30, 2008 and 2007, the Company incurred lease expenses amounting to $200,536 and $127,715, respectively. As of June 30, 2008, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Within one year	$192,562	$132,628
Two to five years	111,553	133,847
Operating lease commitments	$304,115	$266,475

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2008, 124 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 95% of total area with these lease commitments.

As of June 30, 2008, the lease commitments are as follows:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Within one year	$3,230,861	$3,047,216
Two to five years	7,510,217	8,412,157
Over five years	2,370,280	2,181,446
Operating lease commitments arising from the promotional package	$13,111,358	$13,640,819

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2008, the compensation to terminate all leasing agreements is $3,189,634. According to the sub-leasing agreements that have been signed through June 30, 2008, the rental income from these sub-leasing agreements will be $2,176,808 within one year and $3,440,809 within two to five years. However, no assurance can be given that we can collect all of the rental income.

NOTE 15 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the rental revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

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

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 2008, the only component of accumulated other comprehensive income was translation reserve.

NOTE 18 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with current period’s presentation

NOTE 19 – CONCENTRATION OF CUSTOMERS

During the three months and six months ended June 30, 2008 and 2007, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended June 30,		Percentage of Net Sales Six Months Ended June 30,		Percentage of Accounts Receivable as of June 30,
	2008	2007	2008	2007	2008	2007

Customer A	21%	11%	13%	*	26%	*
Customer B	15%	*	15%	*	*	*
Customer C	14%	*	*	*	*	*

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Brokerage Company Limited(“SZXJYB”) and Kunshan Shang Yang Real Estate Brokerage Company Limited (“KSSY”)are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”. The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou and Beijing, and branches in NanChang, YangZhou, NanJing and ChongQing.

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of August 11, 2008, 124 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 95% of total area with these lease commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and nonfinancial liabilities, except those are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not believe that the adoption of SFAS No. 157 will significantly impact its financial statements.

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

FASB statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51” was issued December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company believes that this new pronouncement will have an immaterial impact on the Company’s financial statements in future periods.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies for us include revenue recognition, net earnings per common share, income taxes and segment information.

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer grants confirmation to us to be able to invoice them accordingly. The time when we receive the commission is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or the balance of the bank loan to the buyer has been funded, or recognized under the sales schedule or other specific items of agency sales agreement with developer. At no point does the Company handle any monetary transactions nor act as an escrow intermediary between the developer and the buyer.

Revenue from marketing consultancy services is recognized when services are provided to clients.

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the rental revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2008, with comparisons to the historical three and six months ended June 30, 2007.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	% to total	2007	% to total	% change	2008	% to total	2007	% to total	% change
Agency sales	1,761,165	67	1,226,165	81	44	2,507,942	63	2,000,537	75	25
Underwriting sales	-	-	34,592	2	(100)	-	-	214,654	8	(100)
Property Management	880,516	33	259,290	17	239	1,453,284	37	440,011	17	230
Net revenue	2,641,681	100	1,520,047	100	73	3,961,226	100	2,655,202	100	49

The net revenue in the second quarter of 2008 was $$2,641,681, which increased 73% from $1,520,047 in the second quarter of 2007. The total net revenue of the first two quarters of 2008 was $3,961,226, which increased 49% from $2,655,202 of the first two quarters of 2007. In the second quarter of 2008, agency sales represented 67% of the total net revenue and property management represented 33%. In the first two quarters of 2008, agency sales represented 63% of the total net revenue and property management represented 37%. The increase in net revenue in the second quarter and first two quarters of 2008 was due to the both increase in our agency sales and property management.

Agency sales

In the second quarter and first two quarters of 2008, 67% and 63%, respectively, of our net revenue was due to agency sales. As compared with same period in 2007, net revenue of agency sales in the second quarter and first two quarters of 2007 increased 44% and 25% respectively. The primary reason for the change was that:
1)	In the first two quarter of 2008, the net revenue from SZSY was $779,455, which increased 215% from the same period in 2007.
2)	There was one project began to contribute net revenue from the second quarter, 2008. The net revenue of this project in the second quarter, 2008 was $329,553.

Because of our diverse market locations, the current macro economic policies had little impact on our agency sales business, and we are seeking stable growth in our agency sales business in 2008. However, there can be no assurance that we will be able to do so.

Underwriting sales

As the Sovereign Building Project was closed in 2007, there was no net revenue of underwriting sales in 2008.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2008, 124 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 95% of total area with these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2008 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	% to total	2007	% to total	% change	2008	% to total	2007	% to total	% change
Agency sales	1,003,271	55	514,587	36	95	1,537,593	49	1,023,979	39	50
Underwriting sales	-	-	39,978	3	(100)	-	-	12,370	1	(100)
Property Management	816,912	45	880,381	61	(7)	1,600,237	51	1,586,257	60	1
Cost of revenue	1,820,183	100	1,434,946	100	27	3,137,830	100	2,622,606	100	20

The cost of revenue of the second quarter of 2008 was $1,820,183, which increased 27% from $1,434,946 of the second quarter of 2007. The total cost of revenue of the first two quarters of 2008 was $3,137,830, which increased 20% from $2,622,606 of the first two quarters of 2007. In the second quarter of 2008, agency sales represented 55% of the total cost of revenue and property management represented 45%. In the first two quarters of 2008, agency sale represented 49% of the total cost of revenue and property management represented 51%. The increase in cost of revenue in the second quarter and first two quarters of 2008 was due to the increase in our agency sales.

Agency sales

As compared with same period in 2007, cost of revenue of agency sales in the second quarter and first two quarters of 2008 increased 95% and 50% respectively. The primary reason for the change was the increase in our marketing expenses and consulting fees of agency sales. In the second quarter and first two quarters of 2008, our marketing expenses increased $48,023 and $124,263, and consulting fees increased $257,599 and $227,709, compared to the same period in 2007.

Underwriting sales

As the Sovereign Building Project was closed in 2007, there was no cost of underwriting sales in 2008.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and we recognized the rental return under these leasing agreements as our cost.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	% to total	2007	% to total	% change	2008	% to total	2007	% to total	% change
Agency sales	298,123	91	193,414	76	54	576,574	90	369,512	75	56
Underwriting sales	-	-	21,679	8	(100)	-	-	54,757	11	(100)
Property Management	30,366	9	40,319	16	(25)	62,541	10	70,652	14	(11)
Operating expenses	328,489	100	255,412	100	29	639,115	100	494,921	100	29

The operating expenses of the second quarter of 2008 were $328,489, which increased 29% from $255,412 of the second quarter of 2007. The total operating expenses of the first two quarters of 2008 were $639,115, which increased 29% from $494,921 of the first two quarters of 2007. In the second quarter of 2008, agency sales represented 91% of the total operating expenses and property management represented 9%. In the first two quarters of 2008, agency sale represented 90% of the total operating expenses and property management represented 10%. This increase was due to the increase in our agency sales.

Agency sales

When compared to 2007, the operating expenses for agency sales in the second quarter and first two quarters of 2008 increased 54% and 56% respectively. The primary reason for the change was the increase in our staff cost and traveling expenses of agency sales. In the second quarter and first two quarters of 2008, our staff cost increased $39,113 and $96,143, and traveling expenses increased $30,836 and $31,022, compared to the same period in 2007.

Underwriting sales

As the Sovereign Building Project was closed in 2007, there was no operating expense of underwriting sales in 2008.

Property management

When compared to 2007, the operating expenses for property management in the second quarter and first two quarters of 2008 decreased 25% and 11% respectively. The primary reason for the change was the decrease in our agency commissions of property management. In the second quarter and first two quarters of 2008, the agency commissions decreased $29,122 and $43,128, compared to the same period in 2007.

General and Administrative Expenses

When compared to 2007, the general and administrative expenses in the second quarter and first two quarters of 2008 increased 17% and 9% respectively. The primary reason for the change was the increase in our staff cost and depreciation expenses. In the second quarter and first two quarters of 2008, our staff cost increased $104,916 and $44,166, and depreciation expenses increased $40,960 and $144,952, compared to the same period in 2007.

Interest Expenses

When compared to 2007, the interest expenses in the second quarter and first two quarters of 2008 decreased 30% and 30% respectively. The interest expenses relate to bank loans and promissory notes payable. The decrease was mainly due to the decrease in interest on promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the first two quarters of 2008, our principal sources of cash were revenues from our agency sales business. We expect these sources of revenues will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects.

Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses, the maintenance of regional offices and promissory deposits, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $1,152,474 (including cash and cash equivalents of $922,232 and restricted cash of $230,242). The Company’s operating activities used cash in the amount of $2,980,735 in the first two quarters of 2008, which was primarily attributable to the Company’s net loss and payment of promissory deposits.

The Company’s investing activities generated cash in the amount of $2,108,341 in the first two quarters of 2008, which was primarily attributable to the decreased in restricted cash balance.

The Company’s financing activities used cash in the amount of $597,523 in the first two quarters of 2008, which was primarily attributable to the repayment of promissory notes.

The potential cash needs for 2008 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

We anticipate that our current available funds, cash inflows from our agency sales and property management, and proceeds from our investment properties will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs during 2008.

If our business grows more rapidly than we currently predicted, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity that are with terms satisfactory to management and our board of directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

In the course of evaluating our internal controls over financial reporting as at June 30, 2008, management has identified the significant deficiencies related to the failure to correctly apply accounting principle in underwriting revenue recognition and to recognize the minority interest. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We rely on certain compensating controls, including substantive periodic review of the financial statements by our Chief Executive Officer, Chief Financial Officer and Audit Committee.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: August 19, 2008	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 19, 2008	By: /s/ Wang, Wen-Yan
Wang, Wen-Yan, Chief Financial Officer