Form 10-Q
period 2008-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2008-11-19
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 10, 2008 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30,	December 31,
	2008	2007
		(Restated)
ASSETS

Current assets
Cash and cash equivalents	$733,600	$2,281,516
Restricted cash (Note 9)	107,636	2,441,579
Accounts receivable	870,868	842,868
Promissory deposits (Note 3)	1,129,314	273,800
Amounts due from venturers	-	79,662
Amount due from related party (Note 11)	327,108	312,132
Other receivables and deposits (Note 4)	398,479	602,373

Total current assets	3,567,005	6,833,930

Property, plant and equipment - net (Note 5)	2,733,376	2,519,585
Equity investment (Note 6)	83,599	78,033
Investment properties (Note 7)	8,366,063	7,800,228
Deferred tax asset (Note 8)	1,376,148	1,284,532
Goodwill	13,307	13,307

Total assets	$16,139,498	$18,529,615

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 9)	$205,330	$191,660
Promissory notes payable (Note 10)	959,784	976,435
Accounts payable	335,929	230,654
Amount due to director (Note 11)	72,987	171,458
Amount due to related party (Note 11)	134,043	159,561
Other payables and accrued expenses (Note 12)	2,121,097	2,452,833
Other tax payable (Note 13)	608,058	546,873
Income tax payable	1,060,565	1,238,912

Total current liabilities	5,497,793	5,968,386

Commitments and contingencies (Note 14)

Long-term bank loans (Note 9)	6,110,676	5,847,606
Long-term promissory notes payable (Note 10)	22,222	111,112
Deposits received from underwriting sales (Note 15)	8,295,509	7,743,240
Minority interest	439,907	431,674

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 and 23,691,925 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 16)	729,744	729,744
Accumulated losses	(9,496,992)	(6,884,072)
Accumulated other comprehensive income (Note 17)	683,712	724,998

Total shareholders’ equity	(4,226,609)	(1,572,403)

Total liabilities and shareholders’ equity	$16,139,498	$18,529,615
See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Restated)		(Restated)

Net Revenues	$2,475,921	$1,817,590	$6,437,147	$4,472,792

Cost of Revenues	(1,697,306)	(1,506,577)	(4,797,779)	(4,286,991)

Gross Profit	778,651	311,013	1,639,368	185,801

Operating Expenses	(361,464)	(311,956)	(1,000,579)	(806,877)

General and Administrative Expenses	(802,226)	(1,155,748)	(2,793,690)	(2,987,037)

Operating Loss	(385,075)	(1,156,691)	(2,154,901)	(3,608,113)

Interest Income	2,191	5,505	11,521	13,076

Other Income/(Expenses), Net	11,183	(224,452)	16,321	(203,662)

Interest Expenses	(161,652)	(267,551)	(460,128)	(692,898)

Loss Before Income Tax and Minority Interest	(533,353)	(1,643,189)	(2,587,187)	(4,491,597)

Income Tax	(18,845)	(23,835)	(47,729)	(52,808)

Loss Before Minority Interest	(552,198)	(1,667,024)	(2,634,916)	(4,544,405)

Minority Interest	19,649	3,613	21,996	(31,840)

Net Loss	$(532,549)	$(1,663,411)	$(2,612,920)	$(4,576,245)

Loss Per Share – Basic and Fully Diluted	$(0.02)	$(0.07)	$(0.11)	$(0.19)

Weighted average common shares outstanding – Basic and Fully Diluted[1]	23,691,925	23,691,925	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

1 Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Decrease)/Increase in Cash and Cash Equivalents
(Expressed in US Dollars)
	Nine Months Ended September 30,
	2008	2007
		(Restated)

Cash flows from operating activities
Net Loss	$(2,612,920)	$(4,576,245)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	586,666	498,547
(Gain)/loss on disposal of property, plant and equipment	(2,360)	6,749
Loss on disposal of equity interest in subsidiary	-	14,750
Bad debts	-	349,195
Minority interest	21,996	31,840
Change in:
Accounts receivable	31,321	4,421,404
Promissory deposits	(815,299)	(652,078)
Other receivables and deposits	240,748	(840,816)
Accounts payable	86,626	(332,909)
Amount with related party	(28,879)	-
Amounts with venturers	83,232	582,544
Other payables and accrued expenses	(458,069)	111,452
Interest payable on promissory notes	(381,642)	301,911
Interest payable on amount due to director	5,909	(21,604)
Other tax payable	21,632	(216,226)
Income tax payable	(260,110)	(1,158,493)
Net cash used in by operating activities	(3,481,149)	(1,479,979)

Cash flows from investing activities
Acquisition of plant and equipment	(370,063)	(79,733)
Deposits paid for acquisition of properties	-	(1,981,956)
Investment properties renovation	(401,882)	-
Proceeds from disposal of property, plant and equipment	136,009	6,199,246
Restricted cash	2,446,021	-
Net cash provided by investing activities	1,810,085	4,137,557

Cash flows from financing activities
Bank loan obtained	-	8,477,008
Bank loans repayment	(150,186)	(4,685,624)
Repayment of promissory note	(163,891)	(250,000)
Proceeds from promissory note	429,105	2,565,903
Repayment to director	(104,380)	(109,026)
Advances from director	-	250,000
Net cash provided by financing activities	10,648	6,248,261

Effect of exchange rate changes on cash and cash equivalents	112,500	296,678

Net (decrease)/increase in cash and cash equivalents	(1,547,916)	9,202,517
Cash and cash equivalents at beginning of period	2,281,516	945,727
Cash and cash equivalents at end of period	$733,600	$10,148,244

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	307,838	1,181,313
Interest paid	835,861	412,591
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH. On September 11, 2007 SHSY and other third parties established a subsidiary, namely, Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”) in the PRC, with SHSY holding a 19% equity interest in SZBFND. On September 18, 2008, SHSY established a wholly owned subsidiary, San Ya Shang Yang Real Estate Consultation Company Limited (“SYSY”) in the PRC as a limited liability company.

SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY, SZXJYB, KSSY and SYSY commenced operations in November 2001, June 2004, January 2004, February 2004, January 2005, November 2006, November 2007, May 2008 and September 2008 respectively. Each of SHXJY, SZXJY, BJXJY, SHSY, SZGFH, SZSY, SZXJYB and KSSY has been granted a twenty-year operation period and SYSY has been granted a thirty-year operation period from the PRC, which can be extended with approvals from relevant PRC authorities.

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

Figure 1: Company Organization Chart

SRRE and its subsidiaries, namely, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, KSSY, BJXJY, SHSY, SZGFH and SYSY are sometimes hereinafter collectively referred to as “the Company.”

The principal activities of the Company are property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, KSSY, BJXJY, SHSY, SZGFH and SYSY. All inter-company transactions and balances have been eliminated.

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $2,612,920 for the first three quarters of 2008 and had a net working capital deficiency of $1,930,788 as of September 30, 2008. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

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

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is United States Dollars (“US$”) and the financial records are maintained and the financial statements prepared in US $. The functional currency of SHXJY, SZXJY, SZXJYB, SZSY, KSSY, BJXJY, SHSY, SZGFH and SYSY is Renminbi (“RMB”) and the financial records are maintained and the financial statements prepared in RMB.

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates as of September 30, 2008 and December 31, 2007 are US$1: RMB6.8183 and US$1: RMB7.3046, respectively.

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

The Company accounts for underwriting sales in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). The gain on underwriting sales is recognized when the criteria in SFAS No. 66 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

All revenues represent gross revenues less sales and business tax.

Net Earnings per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

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

We continue to account for income tax contingencies using a benefit recognition model. Beginning January 1, 2007, if we considered that a tax position is 'more likely than not' of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and we often obtain assistance from external advisors.

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

Segment information

The Company believes that it operates in one business segment. Management views the business as consisting of several revenue streams; however it is not possible to attribute assets or indirect costs to the individual streams other than direct expenses.

NOTE 3 - PROMISSORY DEPOSITS

The balance of $1,129,314 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

As of September 30, 2008, $733,321 out of the total promissory deposits were pledged to secure a promissory note payable in note 10.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	September 30	December 31,
	2008	2007

Advances to staff	$23,201	$20,486
Rental deposits	87,247	101,370
Prepaid rental	263,822	406,833
Other receivables	24,209	73,684
	$398,479	$602,373

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT - NET

	September,	December 31,
	2008	2007

Furniture and fixtures	$147,224	$133,970
Computer and office equipment	325,896	275,988
Motor vehicles	667,541	618,024
Properties	2,218,950	2,071,225
	3,359,611	3,099,207
Less: Accumulated depreciation	(626,235)	(579,622)
	$2,733,376	$2,519,585

All above properties as of September 30, 2008 and as of December 31, 2007 were pledged to secure a loan in note 9.

NOTE 6 – EQUITY INVESTMENT

On September 11, 2007, SHSY invested a 19% equity interest in a PRC company named Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”).

NOTE 7 – INVESTMENT PROPERTIES

	September 30,	December 31,
	2008	2007

Investment property	$9,081,565	$8,092,319
Less: Accumulated depreciation	(715,502)	(292,091)
	$8,366,063	$7,800,228

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC, from which the Company derives its underwriting sales income. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 9. The carrying amount of $6,121,114 was pledged to a promissory note payable in note 10.

As of November 10, 2008, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 64% of the total area of the one remaining floor was leased out.

NOTE 8 – DEFERRED TAX ASSET

The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates. The deferred tax provision (benefit) is the result of changes in these temporary differences. As of December 31, 2007 and September 30, 2008, the tax effect of the temporary differences mainly represent the deferred tax assets arising from the deferred gain of the underwriting sale using the deposit method.

NOTE 9 – BANK LOANS

Bank loans at September 30, 2008 included two bank loans, as listed below:

First, the balance includes a bank loan of $5,854,014. This bank loan is repayable before August 2, 2010 and bears interest at a rate of 8.217% per annum. This bank loan is secured by the properties as mentioned in Note 7 above. The repayment schedule of this bank loan is as follows:

February 1, 2010	$1,466,641
August 2, 2010	$4,387,373

Pursuant to the relevant loan agreement, the using of the bank loan is restricted to pay for deposits and expenditures incurred in performing any real estate marketing projects of the Company, and approval from the lending bank is required for any transactions in excess of RMB1 million from the remaining balance. This balance is recorded as restricted cash on the balance sheet.

Second, the remaining bank loan of $461,992 bears interest at 6.48% per annum, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 5 above.

NOTE 10 – PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $155,554 and accrued interest of $1,668 thereon. This promissory note of $155,554 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $75,000 and accrued interest of $9,792 thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $439,992. This promissory note of $439,992 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $733,321 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 7 above and will be repayable before February 11, 2009.

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

Amount due to director
The amount due to one of the directors bears interest at a rate of 9.6% per annum. As of September 30, 2008, the balance includes principal of $62,742 and accrued interest of $10,245 thereon. The principal is unsecured and the term of repayment is not specifically defined.

Amount due to related party
The amount includes a rental deposit received from SZBFND. Rental income of $458,456 is generated from leasing the investment properties to SZBFND during the period. This amount is unsecured, interest free and repayable on demand.

NOTE 12 – OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2008	2007

Accrued staff commission & bonus	$484,902	$1,013,650
Rental deposits received	665,930	519,352
Accrual for onerous contracts	487,380	535,811
Other payables	482,885	384,020
	$2,121,097	$2,452,833

NOTE 13 – OTHER TAX PAYABLE

Other tax payable mainly represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered. The amount of PRC business tax charged for the period ended September 30, 2008 was $369,901.

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the nine months ended September 30, 2008 and 2007, the Company incurred lease expenses amounting to $318,413 and $178,693, respectively. As of September 30, 2008, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30,	December 31,
	2008	2007

Within one year	$173,555	$132,628
Two to five years	74,029	133,847
Operating lease commitments	$247,584	$266,475

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2008, 121 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 92% of total area with these lease commitments.

As of September 30, 2008, the lease commitments are as follows:

	September 30,	December 31,
	2008	2007

Within one year	$3,264,552	$3,047,216
Two to five years	6,755,192	8,412,157
Over five years	2,445,160	2,181,446
Operating lease commitments arising from the promotional package	$12,464,904	$13,640,819

An accrual for onerous contracts was recognised which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The accrual for onerous contacts was $535,811 as of December 31, 2007 and $487,380 as of September 30, 2008.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of September 30, 2008, the compensation to terminate all leasing agreements is $3,018,375. According to the sub-leasing agreements that have been signed through September 30, 2008, the rental income from these sub-leasing agreements will be $2,250,166 within one year and $1,492,396 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 2008, the only component of accumulated other comprehensive income was translation reserve.

NOTE 18 – CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2008 and 2007, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as of September 30,
	2008	2007	2008	2007	2008	2007

Customer A	23%	*	15%	*	23%	*
Customer B	*	*	10%	*	*	*
Customer C	*	10%	*	10%	11%	*
Customer D	*	13%	*	*	*	*
Customer E	*	10%	*	*	*	39%

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Brokerage Company Limited(“SZXJYB”), Kunshan Shang Yang Real Estate Brokerage Company Limited (“KSSY”) and San Ya Shang Yang Real Estate Consultation Company Limited (“SYSY”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”. The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing and ChongQing.

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of November 10, 2008, 116 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 90% of total area with these lease commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market for that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective for the Company upon issuance, including prior periods for which financial statements have not been issued; and, therefore was effective for the Company’s financial statements as of and for the three and nine month periods ended September 30, 2008. There was no impact of adoption of FAS 157 as the Company has no financial assets or liabilities which were not classified as level I.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management does not anticipate that the provisions of SFAS No. 162 will have an impact on the Company’s consolidated results of operations or consolidated financial position.

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

Net Earnings per Common Share

The Company computes net earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

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

Segment Information

The Company believes that it operates in one business segment. Management views the business as consisting of several revenue streams; however it is not possible to attribute assets or indirect costs to the individual streams other than direct expenses.

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and nine months ended September 30, 2008, with comparisons to the historical three and nine months ended September 30, 2007.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008	% to total	2007	% to total	% change	2008	% to total	2007	% to total	% change
Agency sales	1,561,122	63	1,432,271	79	9	4,069,064	63	3,432,808	77	19
Underwriting sales	-	-	-	-	-	-	-	216,085	5	(100)
Property Management	914,799	37	385,319	21	137	2,368,083	37	823,899	18	187
Net revenue	2,475,921	100	1,817,590	100	36	6,437,147	100	4,472,792	100	44

The net revenue of the third quarter, 2008 was $2,475,921, which increased 36% from $1,817,590 of the third quarter, 2007. The total net revenue of the first three quarters of 2008 was $6,437,147, which increased 44% from $4,472,792 of the first three quarters of 2007. In the third quarter of 2008, agency sales represented 63% of the total net revenue and property management represented 37%. In the first three quarters of 2008, agency sales represented 63% of the total net revenue and property management represented 37%. The increase in net revenue in the third quarter and first three quarters, 2008 was primarily due to the increase in property management.

Agency sales

In the third quarter and first three quarters of 2008, 63% of our net revenue was due to agency sales. As compared with the same period in 2007, agency sales’ net revenue in the third quarter and first three quarters of 2008 increased 9% and 19% respectively. The primary reason for the increase in revenue was the two projects that contributed a net revenue of $1.56 million to our agency sales in the first three quarters of 2008, and there were no such projects in the same period in 2007.

Because of our diverse market locations, the current macro economic policies had little impact on our agency sales business, and we are seeking stable growth in our agency sales business in 2008. However, there can be no assurance that we will be able to do so.

Underwriting sales

As the Sovereign Building Project was closed in 2007, there was no net revenue of underwriting sales in 2008.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2008, 121 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 92% of total area with these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2008 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008	% to total	2007	% to total	% change	2008	% to total	2007	% to total	% change
Agency sales	828,553	49	685,932	46	21	2,366,146	49	1,709,911	40	38
Underwriting sales	-	-	-	-	-	-	-	75,906	2	(100)
Property Management	868,753	51	820,645	54	16	2,431,633	51	2,501,094	58	3
Cost of revenue	1,697,306	100	1,506,577	100	11	4,797,779	100	4,286,991	100	12

The cost of revenue of the third quarter of 2008 was $1,697,306, which increased 11% from $1,506,577 of the third quarter of 2007. The total cost of revenue of the first three quarters of 2008 was $4,797,779, which increased 12% from $4,286,991 of the first three quarters of 2007. In the third quarter of 2008, agency sales represented 49% of the total cost of revenue and property management represented 51%. In the first three quarters of 2008, agency sales represented 49% of the total cost of revenue and property management represented 51%. The increase in cost of revenue in the third quarter and first three quarters of 2008 was mainly due to the increase in agency sales.

Agency sales

As compared with same period in 2007, cost of revenue of agency sales in the third quarter and first three quarters of 2008 increased 21% and 38% respectively. The primary reason for the change was that as compared to the same period in 2007, the staff cost and designing fees increased $231,139 and $365,099 respectively in the first three quarters of 2008.

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

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2008	% to total	2007	% to total	% change	2008	% to total	2007	% to total	% change
Agency sales	183,318	51	228,787	73	(20)	759,892	76	598,299	74	27
Underwriting sales	-	-	25,451	8	(100)	-	-	80,208	10	(100)
Property Management	178,146	49	57,718	19	209	240,687	24	128,370	16	87
Operating expenses	361,464	100	311,956	100	16	1,000,579	100	806,877	100	24

The operating expenses of the third quarter of 2008 were $361,464, which increased 16% from $311,956 of the third quarter of 2007. The total operating expenses of the first three quarters of 2008 were $1,000,579, which increased 24% from $806,877 of the first three quarters of 2007. In the third quarter of 2008, agency sales represented 51% of the total operating expenses and property management represented 49%. In the first three quarters of 2008, agency sales represented 76% of the total operating expenses and property management represented 24%. This increase was mainly due to the increase in property management.

Agency sales

When compared to 2007, the operating expenses for agency sales in the third quarter and first three quarters of 2008 decreased 20% and increased 27% respectively. The primary reason for the decrease in the third quarter of 2008 was that as compared to the same period in 2007, the staff cost, office expenses and transportation expenses decreased $21,208, $4,696 and $8,984 respectively in the third quarter of 2008. The primary reason for the increase in the first three quarters of 2008 was that as compared to the same period in 2007, the staff cost and business traveling expenses increased $83,698 and $33,169 respectively in the first three quarters of 2008.

Underwriting sales

As the Sovereign Building Project was closed in 2007, there was no operating expense of underwriting sales in 2008.

Property management

When compared to 2007, the operating expenses for property management in the third quarter and first three quarters of 2008 increased 209% and 87% respectively. The main reason for the increase was the staff cost increased $84,652 in the first three quarters of 2008 with comparing to the same period in 2007.

General and Administrative Expenses

When compared to 2007, the general and administrative expenses in the third quarter and first three quarters of 2008 decreased 31% and 6% respectively. The primary reason for the change was
i)
The decrease in our legal fees. In the first three quarters of 2008, our legal fees decreased $68,715, compared to the same period in 2007. The legal fees are mainly for the maintenance of the Company’s listing status.

ii)	The decrease in our business traveling expenses. In the first three quarters of 2008, our business traveling expenses decreased $81,004, compared to the same period in 2007.
iii)	A US$349,195 allowance for other receivables was required in the third quarter of 2007, and there was no such expense in the first quarters of 2008.

Interest Expenses

When compared to 2007, the interest expenses in the third quarter and first three quarters of 2008 decreased 40% and 34% respectively. The interest expense relates to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarters of 2008, our principal sources of cash were revenues from our agency sales business. We expect these sources of revenues will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects.

Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses, the maintenance of regional offices and promissory deposits, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $841,236 (including cash and cash equivalents of $733,600 and restricted cash of $107,636). The Company’s operating activities used cash in the amount of $3,481,149 in the first three quarters of 2008, which was primarily attributable to the Company’s net loss and payment of promissory deposits.

The Company’s investing activities generated cash in the amount of $1,810,085 in the first three quarters of 2008, which was primarily attributable to the decreased in restricted cash balance.

The Company’s financing activities generated cash in the amount of $10,648 in the first three quarters of 2008, which was primarily attributable to the obtain of promissory notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2008, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: November 19, 2008	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 19, 2008	By: /s/ Wang, Wen-Yan
Wang, Wen-Yan, Chief Financial Officer