Form 10-K
period 2008-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2009-05-14
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

The issuer's net revenues for its most recent fiscal year ended December 31, 2008 were US$8,075,193.

As of March 31, 2009 the aggregate market value of the Common Stock held by non-affiliates, 14,334,375 shares of Common Stock, was $4,371,984 based on an average of the bid and ask prices of $0.305 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 31, 2009 was 23,691,925 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SUNRISE REAL ESTATE GROUP, INC.

FORM 10-K

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

SRRE operates through a tier of wholly owned subsidiaries of Sunrise Real Estate Development Group, Inc., a Cayman Islands corporation ("CY-SRRE") and LIN RAY YANG Enterprise, Ltd., a British Virgin Islands company ("LRY"). Neither CY-SRRE nor LRY have operations but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through its two wholly owned subsidiaries, SHSY and SZGFH. SHXJY and SHSY are property agency business earning commission revenue from marketing and sales services to developers. The main business of SZGFH is to render property rental service, buildings management and maintenance service for office buildings. Our company organization chart is as follows:

Figure 1: Company Organization Chart

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

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2009, 116 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 90% of total area with these lease commitments.

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

In the past seven years, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services.

Business Activities

Our main operating subsidiaries, SHXJY and SHSY, have engaged in sales and marketing agency work for newly built property units.  We also have developed a good network of landowners and earned the trust of developers, allowing us to explore opportunities in property investments.

In order to build a cushion against the cyclical nature of the real estate industry and have a more diversified revenue base, we established another operating subsidiary, SZGFH, to deal with property management and rental operations.

Commission Based Services

Commission based services refer to marketing and sales agency operations, which provide the following services:

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

Our wholly owned subsidiaries, SHXJY and SHSY, engage in this sales and marketing phase of our business.

Mainland China's Property Sector

The industry's macro environment is opening up, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2004 through 2008

GDP GROWTH
2004	10.1%
2005	10.4%
2006	10.7%
2007	11.4%
2008	9.0%

Government regulation

On January 3, 2008 the State Council issued the Circular of the State Council on Promoting Efficient and Intensive Land Use. The Circular calls for strict reviews of planning and standards for land use. It also puts forward specific rules aiming to reduce the amount of idle lands and better implement economic mechanisms for a more efficient use of land.

The Measures for Land Registration went into effect in China on February 1, 2008, signifying a step by the Ministry of Land and Resources to implement the relevant provisions in the Property Law, which went into effect on October 1, 2007. The Measures delineate the categories of land-related rights that should be registered, streamline the registration process, and add new types of registration to better protect the holders of various rights.

In order to regulate transactions involving state-owned land-use rights and to add transparency to the transaction process, the Shanghai Municipal People’s Government (the Shanghai Government) opened the Shanghai Land Exchange on March 1, 2008. In conjunction with the administration of the Exchange, the Shanghai Government issued the Administrative Measures for the Shanghai Land Exchange on February 28, 2008 and the Measures took effect on March 1, 2008.

On December 20, 2008, the General Office of the State Council issued the Several Opinions on Promoting the Sound Development of the Real Estate Market, which took effect on the same day. In the Opinions, the General Office urges provincial governments and the State Council’s committees to make their best efforts in ensuring an adequate supply of social security housing. The central government sets a three-year time frame to help lower-income households enhance their living conditions by building more low-rent and low-price residences, and renovating residences in poor condition. It also outlines favorable policies for people purchasing their second residences to boost real estate sales. In order to promote the resale of residences, the General Office provides tax exemptions under certain conditions.

In addition, the Opinions abolish the urban real estate tax. Both domestic and foreign enterprises and individuals are entitled to the same tax rate provided under the Interim Regulations on Real Estate Taxation of the People’s Republic of China. It represents the Chinese government’s third adjustment to real estate tax policies in 2008

Environmental matters

None

Employees

As of December 31, 2008, we had the following number of employees:

Employees
SRRE
Administration Dept.	6
Accounting Dept.	2
Investor Relations Dept.	2
Research & Development Dept.	5

SHXJY
Administration Dept.	9
Accounting Dept.	3
Research & Development Dept.	9
Advertising & Communication Planning Dept.	3
Marketing Dept.	38

Nanchang Branch of SHXJY
Marketing Dept.	10

Yangzhou Branch of SHXJY
Accounting Dept.	2
Marketing Dept.	17

Chongqing Branch of SHXJY
Accounting Dept.	2
Marketing Dept.	11

SZXJY and Nanjing Branch
Administration Dept.	10
Accounting Dept.	3
Research & Development Dept.	8
Advertising & Communication Planning Dept.	6
Marketing Dept.	52

SZSY
Marketing Dept.	24

SZXJYB
Marketing Dept.	7

BJXJY
Administration Dept.	1

SHSY
Administration Dept.	5
Research & Development Dept.	5
Accounting Dept.	2
Marketing Dept.	6

SYSY
Marketing Dept.	12

SZGFH
Administration Dept.	1
Accounting Dept.	3
Marketing Dept.	4

Total	268

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent our facilities at 7th Floor, No.333, Zhaojiabang Road, Shanghai, PRC.  We also have regional field support offices in various cities in Mainland China, namely Suzhou, Beijing, Nanchang, Yangzhou, Chongqing, Nanjing and Hainan. We lease the facilities that house our regional field support offices.

During the past four years, the Company has also acquired two floors and four units of the Sovereign Building in Suzhou, PRC.  The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. In 2007, the title for these properties were transferred to the Company. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. Accordingly, the costs of the properties for the Company’s own use was $2,213,659 and the investment properties was $9,059,905.

As of December 31, 2008, the bank loan secured by the investment properties was $5,840,053 and bears interest at prime rate as announced by the People’s Bank of China. The bank loan secured by the properties for the Company’s own use was $409,680, which is repayable before December 15, 2010 in monthly installments and bears interest at prime rate as announced by the People’s Bank of China.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board system under the symbol “SRRE.” The following table sets forth the high and low quotations of our common stock reported by the OTCBB system for the periods indicated.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in US Dollars)

	2008		2007
	High	Low	High	Low
First quarter	$0.38	$0.15	$1.98	$1.65
Second quarter	$0.52	$0.12	$2.15	$1.02
Third quarter	$0.70	$0.12	$1.95	$0.25
Fourth quarter	$0.40	$0.05	$0.80	$0.15

As of March 31, 2009, we had approximately 1,271 record holders of our common stock. On March 31, 2009, the closing price of our common stock was $0.62.

No cash dividends were declared on our common stock in 2008 and 2007. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2008.

No securities of the Company were issued pursuant to any equity compensation plan during the year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2009, 116 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 90% of total area with these lease commitments.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are based on our current beliefs and expectations, information currently available to us, estimates, projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.

Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, the investor should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or other occurrences.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2008, with comparisons to the historical year ended December 31, 2007.

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2008	% to total	2007	% to total	% change
Agency sales	5,087,634	63	6,655,582	82	(24)
Underwriting sales	-	-	275,465	3	(100)
Property management	2,987,559	37	1,170,277	15	155
Net revenue	8,075,193	100	8,101,324	100	(1)

The net revenues for 2008 were $8,075,193, which decreased 1% from $8,101,324 of 2007. In 2008, agency sales represented 63% of the total net revenues and property management represented 37%. The decrease in 2008 was mainly due to the decrease in our agency sales revenue.

Agency sales

In 2008 63% of our net revenue was due to agency sales, which were from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2007, net revenue of agency sales in 2008 decreased 24%. Primary reasons for this change was that in 2007 there were three projects that contributed net revenue in the aggregate amount of $2.49million to SHXJY, and the net revenue from these projects in 2008 decreased by $1.54million.

Because of our diverse market locations, the current macro economic policies had little impact on our business operations in agency sales in 2008, and we are seeking stable growth in our agency sales business in 2009. However, there can be no assurance that we will be able to do so.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of December 31, 2008, 125 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 94% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2009 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2008	% to total	2007	% to total	% change
Agency sales	3,008,265	45	3,212,473	47	(6)
Underwriting sales	-	-	214,559	3	(100)
Property management	3,654,595	55	3,378,931	50	8
Cost of revenue	6,662,860	100	6,805,963	100	(2)

The cost of revenues for 2008 was $6,662,860; this was a decrease of 2% from $6,805,963 in 2007.  In 2008, agency sales represented 45% of total cost of revenues and property management represented 55%.  The decrease in cost of revenues in 2008 was mainly due to the decrease in our agency sales.

Agency sales

As compared with 2007, cost of revenue of agency sales in 2008 decreased 6%. The primary reason for the change was the decrease in our commissions paid to marketing staff. In 2008, our commissions paid to marketing staff decreased $414,924 compared to 2007.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.

The leasing period started in the second quarter, 2006, and we recognized the rental coverage that we pay under these leasing agreements as our cost. As certain properties under this promotion package were not leased out in 2008, the Company recorded a negative gross profit margin for 2008. We expect that these properties will be leased out in 2009, the gross margin will be improved. However, no assurance can be given that this will be the case.

An accrual for onerous lease contracts, which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate, was recognised. The accrual for onerous lease contacts was $535,811 as of December 31, 2007 and $446,456 as of December 31, 2008.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,
	2008	% to total	2007	% to total	% change
Agency sales	1,180,917	92	853,309	75	38
Underwriting sales	-	-	99,385	9	(100)
Property management	105,784	8	177,318	16	(40)
Operating expenses	1,286,701	100	1,130,012	100	14

The operating expenses of 2008 were $1,286,701; these increased 14% from $1,130,012 in 2007.  In 2008, agency sales represented 92% of the total operating expenses and property management represented 8%.  The increase in operating expenses in 2008 was mainly due to the increase in our agency sales expenses.

Agency sales

When compared to 2007, the operating expenses for agency sales in 2008 increased 38%. The primary reason for the increase in 2008 was the increase in staff cost, business travel expenses and lease expenses of $230,810, $42,647 and $39,080 respectively, compared to 2007. These increased costs are incurred to strengthen our marketing workforce.

Property management

When compared to 2007, the operating expenses for property management in 2008 decreased 40%. The main reason for the decrease was the agency commissions of SZGFH. In 2008, the agency commissions decreased $63,278, compared to 2007.

General and Administrative Expenses

The general and administrative expenses in 2008 were $4,380,662, decreasing 6% from $4,654,995 in 2007. Primary reasons for the change were the following:

i)	The decrease in our staff cost. In 2008, our staff cost decreased $111,110, compared to 2007.

ii)	The decrease in legal fees. In 2008, legal fees decreased $120,942, compared to 2007.

iii)	The decrease in business travel expenses. In 2008, business travel expenses decreased $145,807, compared to 2007.

iv)	The decrease in consulting fees. In 2008, consulting fees decreased $113,217, compared to 2007.

v)	In 2007, the bad debt expenses and fit-out expenses were $114,543 and $80,579, and there was no such expenses in 2008.

vi)	In 2008, an impairment loss on equity investment of $83,399 and an impairment loss on amount due from related party of $314,317 were made

vii)	In 2008, an impairment loss on advances to minority interest of consolidated project venturers of $989,822 was made.

Interest Expenses

When compared to 2007, the interest expenses in 2008 decreased 34%. The interest expenses relate to bank loans and promissory notes payable.

Major Related Party Transaction

None.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $619,879 (including cash and cash equivalents of $587,468 and restricted cash of $32,411). The Company’s operating activities used cash in the amount of $3,746,656, which was primarily attributable to the Company’s net loss in the amount of $6,028,907.

The Company’s investing activities consumed cash resources of $630,032 in 2008.

The Company’s financing activities used cash resources of $45,547 in 2008, which was primarily attributable to the repayment to director and promissory notes.

The potential cash needs for 2009 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

We anticipate that our current available funds, cash inflows from providing property agency services and management services, and the proceeds from investment properties will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs during 2009.

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

The Company has incurred losses of  $6,028,907 for the year ended December 31, 2008 and had a net working capital deficiency of $7,014,364 as of December 31, 2008. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

The Company is negotiating a Share Purchase Agreement with Whole World Holding Corporation (“Whole World”) to issue 57,000,000 underlying shares to Whole World for a consideration of $20,000,000, which is scheduled to close on or before May 17, 2009.  Management believes that the successful completion of the aforesaid Share Purchase Agreement will enable the Company to have sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and building management operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

RISK FACTORS

SRRE has identified a number of risk factors faced by the Company. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in this 10-K or in press releases or other public disclosures. You should be aware of the existence of these factors.

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

Risks associated with a Guaranteed Rental Return Promotion.

During 2005 and 2006, we launched a promotional package that allows property buyers and investors to enjoy a 5 or 8 year guaranteed rental return at 8.5% or 8.8% of the property purchase costs per annum for a leasing period of 5 or 8 years, respectively. We are continuing to promote this package. The return is guaranteed by SZGFH, whereby SZGFH’s principal activities are real estate leasing and property management services. However, we may not successfully sublease the targeted properties at prices higher than what we committed in the promotional package. Our failure to do so could adversely affect our financial condition.

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

Our business is susceptible to fluctuations in the real estate market of China, especially in certain areas of eastern China where a significant portion of our operations are concentrated, which may adversely affect our revenues and results of operations.

We conduct our real estate services business primarily in China. Our business depends substantially on the conditions of the PRC real estate market. Demand for private residential real estate in China has grown rapidly in the recent decade but such growth is often coupled with volatility in market conditions and fluctuation in real estate prices. Following a period of rising real estate prices and transaction volume in most major cities, the industry experienced a severe downturn in 2008, with transaction volume in many major cities declining by more than 40% compared to 2007. Average selling prices also declined in many cities during 2008. Fluctuations of supply and demand in China’s real estate market are caused by economic, social, political and other factors. To the extent fluctuations in the real estate market adversely affect real estate transaction volumes or prices, our financial condition and results of operations may be materially and adversely affected.

As a significant portion of our operations is concentrated in Shanghai, Jiangsu Province, any decrease in demand or real estate prices or any other adverse developments in these regions may materially and adversely affect our total real estate transaction volumes and average selling prices, which may in turn adversely affect our revenues and results of operations.

Our business may be materially and adversely affected by government measures aimed at China’s real estate industry.

The real estate industry in China is subject to government regulations. Until 2008, the real estate markets in a number of major cities in China had experienced rapid and significant growth. Before the global economic crisis hit all the major economies worldwide in 2008, the PRC government had adopted a series of measures to restrain what it perceived as unsustainable growth in the real estate market. From 2003 to 2007, the PRC government introduced a series of specific administrative and credit-control measures including, but not limited to, setting minimum down payment requirements for residential and commercial real estate transactions, limiting availability of mortgage loans, and tightening governmental approval process for certain real estate transactions.

Since 2008, the PRC government has relaxed such restrictions and introduced measures aimed at stimulating residential property purchases by individuals and stabilizing the real estate market. On October 22, 2008, the Ministry of Finance, the State Administration of Taxation and the People’s Bank of China lowered transaction taxes, minimum down payment requirements, and the mortgage interest rate for certain residential real estate transactions. In December 2008, the General Office of the State Council promulgated rules that exempted certain residential real estate transactions from business tax and urban real estate tax.

However, despite the recent government measures aimed at maintaining the long-term stability of the real estate market, we cannot assure you that the PRC government will not adopt new measures in the future that may result in short-term downward adjustments and uncertainty in the real estate market. Our business may be materially and adversely affected as a result of decreased transaction volumes or real estate prices that may follow these adjustments or market uncertainty.

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

Our recent transaction with Whole World Holding Corp may not be consummated.

On March 10, 2009, the Company entered into a Share Purchase Agreement with Whole World to issue 57 million shares to Whole World for US $20 million. This agreement, subject to standard closing terms and conditions, is scheduled to close on or before May 17, 2009. Our business will be adversely affected if we do not obtain the $20 million to be paid by Whole World.

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

As a service-based company, we greatly depend on the working relationships and agency contracts with its partnering developers. We are exposed to the risks that our partnering developers may experience financial or other difficulties, which may affect their ability or will to carry out any existing development projects or resell contracts, thus delaying or canceling the fulfillment of their agency contracts with us. Any of these factors could adversely affect our revenues, profitability and results of operations.

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

We are incurring net losses and accumulated deficit and facing going concern problem.

Net loss in 2008 and 2007 were $6,028,907 and $ 4,753,249 respectively. Accumulated deficit as at December 31, 2008 and 2007 were $12,188,648 and $ 6,157,723 respectively. As we have incurred substantial losses and accumulated deficit, our net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of March 31, 2009, Ace Develop directly controls 38.08% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

a.	Election of directors and officers;

b.	The amount and timing of dividends and other distributions;

c.	Acquisition of or merger with another company; and

d.	Any proposed amendments to our Articles of Incorporation.

Whole World has agreed to purchase 57 million shares of common stock for $20 million, which transaction will result in Whole World owning approximately 70% of our issued and outstanding shares of common stock, which will give Whole World effective control, including the matters stated above.

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

Since the completion of the SRRE – CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $2.15 per share to a low of $0.05 per share in the 2008 and 2007. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2008, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

Our operations could be adversely affected by changes in the political and economic conditions in the PRC.  The PRC is our main market and accounted for all of our revenue. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets -
December 31, 2008 and 2007	24

Consolidated Statements of Operations -
December 31, 2008 and 2007	25

Consolidated Statements of Stockholders' Deficit -
December 31, 2008 and 2007	26

Consolidated Statements of Cash Flows -
December 31, 2008 and 2007	27

Notes to Consolidated Financial Statements	28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2008 and 2007 and the results of its consolidated operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Limited

Hong Kong, May 14, 2009

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2008	2007
	(Audited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$587,468	$2,281,516
Restricted cash (Note 10)	32,411	2,441,579
Accounts receivable	720,789	842,868
Promissory deposits (Note 3)	1,126,620	273,800
Amounts due from venturers (Note 12)	-	1,069,484
Amount due from related party (Note 12)	-	312,132
Other receivables and deposits (Note 4)	322,095	602,373

Total current assets	2,789,383	7,823,752

Property, plant and equipment – net (Note 5)	2,650,023	2,519,585
Equity investment (Note 6)	-	78,033
Investment properties (Note 7)	8,194,880	7,800,228
Deferred tax asset (Note 8)	-	1,021,059
Goodwill (Note 9)	13,307	13,307

Total assets	$13,647,593	$19,255,964

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 10)	$6,044,893	$191,660
Promissory notes payable (Note 11)	963,006	976,435
Accounts payable	340,353	230,654
Amount due to directors (Note 12)	169,355	171,458
Amount due to related party (Note 12)	127,900	159,561
Other payables and accrued expenses (Note 13)	2,359,068	2,452,833
Other tax payable (Note 14)	593,899	546,873
Income tax payable (Note 15)	1,083,477	1,238,912

Total current liabilities	11,681,951	5,968,386

Commitments and contingencies (Note 16)

Long-term bank loans (Note 10)	204,840	5,847,606
Long-term promissory notes payable (Note 11)	11,111	111,112
Deposits received from underwriting sales (Note 17)	8,275,725	7,743,240
Minority interest of consolidated subsidiaries	488,330	431,674

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of December 31, 2008 and December 31, 2007	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 18)	731,762	729,744
Accumulated losses	(12,188,648)	(6,157,723)
Accumulated other comprehensive income (Note 19)	585,595	724,998

Total shareholders’ deficit	(7,014,364)	(846,054)

Total liabilities and shareholders’ deficit	$13,647,593	$19,255,964

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2008	2007
	(Audited)	(Audited)
Net Revenues	$8,075,193	$8,101,324

Cost of Revenues	(6,662,860)	(6,805,963)

Gross Profit	1,412,333	1,295,361

Operating Expenses	(1,286,701)	(1,130,012)

General and Administrative Expenses	(4,380,662)	(4,654,995)

Operating Loss	(4,255,030)	(4,489,646)

Profit on Disposal of Investment Properties	-	1,115,025

Other Income, Net	27,665	14,008

Interest Income	13,199	29,072

Interest Expenses	(623,928)	(944,824)

Loss Before Income Tax and Minority Interest	(4,838,094)	(4,276,365)

Income Tax (Note 15)	(1,164,307)	(426,054)

Loss Before Minority Interest	(6,002,401)	(4,702,419)

Minority Interest of Consolidated Subsidiaries	(26,506)	(50,830)

Net Loss	$(6,028,907)	$(4,753,249)

Loss Per Share – Basic and Fully Diluted	$(0.25)	$(0.20)

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Common Stock				Accumulated		Total
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	other comprehensive income	Accumulated Losses	stockholders’ equity/ (deficit)
Balance, December 31, 2006	23,001,614	$230,016	$2,922,997	$716,862	$286,267	$(570,727)	$3,585,415

Issuance of stock dividend	690,311	6,903	697,011	-	-	(703,914)	-

Loss for the year	-	-	-	-	-	(4,753,249)	(4,753,249)

Profit return to minority interest in subsidiary	-	-	-	-	-	(116,951)	(116,951)

Transfer between reserves	-	-	-	12,882	-	(12,882)	-

Translation of foreign operations	-	-	-	-	438,731	-	438,731

Balance, December 31, 2007	23,691,925	$236,919	$3,620,008	$729,744	$724,998	$(5,157,723)	$(846,054)

Loss for the year	-	-	-	-	-	(6,028,907)	(6,028,907)

Transfer between reserves	-	-	-	2,018	-	(2,018)	-

Translation of foreign operations	-	-	-	-	(139,403)	-	(139,403)

Balance, December 31, 2008	23,691,925	$236,919	$3,620,008	$731,762	$585,595	$(12,188,648)	$(7,014,364)

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Years Ended December 31,
	2008	2007
	(Audited)	(Audited)
Cash flows from operating activities
Net loss	$(6,028,907)	$(4,753,249)
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation of property, plant and equipment	813,776	733,534
Impairment loss on amount due from venturers	989,822	-
Valuation allowance for deferred tax assets	1,085,723	-
(Gain)/Loss on disposal of property, plant and equipment	(2,608)	9,092
Loss on disposal of equity interest in subsidiary	-	14,750
Bad debts	-	114,543
Profit on disposal of investment properties	-	(1,115,172)
Impairment losses	397,536	199,217
Minority interest	26,506	50,830
Change in:
Accounts receivable	176,937	4,029,670
Promissory deposits	(819,613)	(65,755)
Other receivables and deposits	316,155	(355,030)
Amount with related party	(22,775)	76,753
Accounts payable	92,220	(321,477)
Amounts with venturers	83,672	543,487
Other payables and accrued expenses	(257,916)	57,257
Interest payable on promissory notes	(377,371)	385,602
Interest payable on amount due to director	7,415	(17,268)
Other tax payable	9,256	259,643
Income tax payable	(236,484)	(795,410)
Restricted cash	2,532,640	(2,441,597)
Net cash used in operating activities	(3,214,016)	(3,390,580)

Cash flows from investing activities
Acquisition of plant and equipment	(372,702)	(158,346)
Proceeds from disposal of plant and equipment	146,679	36,116
Acquisition of equity investment	-	(74,961)
Proceeds from disposal of equity interest in subsidiary	-	63,200
Proceeds from disposal of investment properties	-	6,470,212
Payment for investment properties	(404,009)	(2,233,841)
Net cash (used in) provided by investing activities	(630,032)	4,102,380

Cash flows from financing activities
Bank loans repayment	(201,308)	(8,069,964)
Bank loan obtained	-	8,548,133
Repayment of promissory note	(175,002)	(2,849,236)
Proceeds from promissory note	431,375	2,565,903
Repayment to director	(104,380)	(241,904)
Advances from director	94,862	250,000
Net cash generated from financing activities	45,547	202,932

Effect of exchange rate changes on cash and cash equivalents	104,453	421,057

Net (decrease)/increase in cash and cash equivalents	(1,694,048)	1,335,789
Cash and cash equivalents at beginning of year	2,281,516	945,727
Cash and cash equivalents at end of year	$587,468	$2,281,516

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	315,067	1,166,869
Interest paid	623,928	576,490

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $6,028,907 for the year ended December 31, 2008 and had a net working capital deficiency of $7,014,364 as of December 31, 2008. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

The Company is negotiating a Share Purchase Agreement (note 21) with Whole World Holding Corporation (“Whole World”) to issue 57,000,000 underlying shares to Whole World for a consideration of $20,000,000, which is scheduled to close on or before May 17, 2009.  Management believes that the successful completion of the aforesaid Share Purchase Agreement will enable the Company to have sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and building management operations.  Accordingly, the accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. However, there is no assurance that the share issuance exercise will be successful, and the business will be adversely affected if the Company do not obtain the $20 million to be paid by Whole World.

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

The exchange rate between US$ and RMB had approximately 6% fluctuation during the periods presented. The rates as of December 31, 2008 and December 31, 2007 are US$1: RMB6.8346 and US$1: RMB7.3046, respectively.

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

Contingent Liabilities

Pursuant to SFAS No. 5, “Contingent Liabilities”, the Company accrues for a loss contingency when it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated. If no accrual is made for a loss contingency because one or both of the conditions as stated above are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency shall be made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

Classification of Obligations That Are Callable by the Creditor

Pursuant to SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor”, the classification of long-term obligations that are or will be callable by the creditor either because the debtor's violation of a provision of the debt agreement at the balance sheet date makes the obligation callable or because the violation, if not cured within a specified grace period, will make the obligation callable.

The Company classified such callable obligations as current liabilities unless the creditor has waived or subsequently lost the right to demand repayment for more than one year (or operating cycle, if longer) from the balance sheet date; or, for long-term obligations containing a grace period within which the debtor may cure the violation, it is probable that the violation will be cured within that period, thus preventing the obligation from becoming callable.

Segment information

The Company believes that it operates in one business segment. Management views the business as consisting of several revenue streams; however it is not possible to attribute assets or indirect costs to the individual streams other than direct expenses.

NOTE 3 - PROMISSORY DEPOSITS

The balance of $1,126,620 (2007: $273,800) represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

As of December 31, 2008, $731,572 (2007: Nil) out of the total promissory deposits was pledged to secure a promissory note payable in note 11.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	December 31	December 31,
	2008	2007
Advances to staff	$11,389	$20,486
Rental deposits	72,228	101,370
Prepaid rental	205,811	406,833
Other receivables	32,667	73,684
	$322,095	$602,373

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	December 31,	December 31,
	2008	2007
Furniture and fixtures	$146,873	$133,970
Computer and office equipment	325,862	275,988
Motor vehicles	654,349	618,024
Properties	2,213,659	2,071,225
	3,340,743	3,099,207
Less: Accumulated depreciation	(690,720)	(579,622)
	$2,650,023	$2,519,585

All above properties as of December 31, 2008 and as of December 31, 2007 were pledged to secure a loan in note 10.

NOTE 6 – EQUITY INVESTMENT

On September 11, 2007, SHSY invested a 19% equity interest in a PRC company named Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”). As of December 31, 2008, the amount of equity investment was $83,399 (2007: $78,033) and a corrsponding full impairment loss thereon was made in the year (2007: $Nil).

NOTE 7 – INVESTMENT PROPERTIES

	December 31,	December 31,
	2008	2007
Investment property	$9,059,905	$8,092,319
Less: Accumulated depreciation	(865,025)	(292,091)
	$8,194,880	$7,800,228

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC, from which the Company derives its underwriting sales income. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 10 as of December 31, 2008 and 2007. The carrying amount of $6,004,869 was pledged to a promissory note payable in note 11 as of 31 December 2008.

As of December 31, 2008, the four units (2007: None) of the investment properties were leased to SZBFND, a related party of the Company, and 71% (2007: nil) of the total area of the one remaining floor was leased out.

NOTE 8 – DEFERRED TAX ASSET

The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates. The deferred tax provision (benefit) is the result of changes in these temporary differences. As of December 31, 2007 and December 31, 2008, the tax effect of the temporary differences represents the deferred tax assets arising from the deferred gain of the underwriting sale using the deposit method.

Deferred tax assets consist of the following:

	December 31,	December 31,
	2008	2007
Deferred gain from underwriting sale	$1,085,724	$1,021,059
Tax losses carried forward	2,158,736	1,208,127
	3,244,460	2,229,186
Less : Valuation allowances	(3,244,460)	(1,208,127)
	$-	$1,021,059

Deferred tax assets were primarily raised from the deferred gain from underwriting sale and the tax losses carryforwards. A valuation allowance has been established for the entire deferred tax assets as management believes that the Group may not be able to fully utilize the deferred tax assets because of the uncertainty of the future profit streams.

NOTE 9 - GOODWILL

The Company accounted for the acquisition of 20% of the equity interest in SZGFH as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of May 8, 2006. The portion of the purchase price allocated to goodwill was $13,307.  The Company has tested goodwill for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2008, the Company completed the annual impairment test. Based on the result of the first step of the test, the Company believes that there was no impairment of goodwill as of December 31, 2008. If an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value, goodwill will be evaluated for impairment between annual year-end tests.

NOTE 10 - BANK LOANS

Bank loans included two bank loans, as listed below:

First, the balance includes a bank loan of $5,840,053 (2007: $5,464,286), bears interest at prime rate as announced by the People’s Bank of China and repayable by an approximately $1,451,000 (2007: $1,357,285) payment on February 1, 2010 and an approximately $4,389,000 (2007: $4,107,001) payment on August 2, 2010. This bank loan is secured by the properties as mentioned in Note 7 above as of December 31, 2008 and 2007.

Pursuant to the relevant loan agreement, the using of the bank loan is restricted to pay for deposits and expenditures incurred in performing any real estate marketing projects of the Company, and approval from the lending bank is required for any transactions in excess of RMB1 million from the remaining balance. This balance is recorded as restricted cash on the balance sheet.

In the year, the Company transferred approximately $1,478,000 (2007: $Nil) from the restricted cash to the group companies other than the lending subsidiary to use as their working capital, which were not in compliance with the loan covenants.  As these transfers were made without the consent of the lender, the lender has a right either to call for immediate full repayment of the loan or to charge interest at a rate of 150% of the rate as normally charged as stipulated by the loan agreement.  Accordingly, under SFAS No. 78 “Classification of Obligations that are Callable by the Creditors”, the Company is required to reclassify the $5,840,053 (2007: $Nil) amount outstanding from long term to short term. A potential interest charge of $149,139 (2007: Nil) was disclosed as Contingent Liabilities in accordance with SFAS No. 5, “Contingent Liabilities under Note 21.

Second, the remaining bank loan of $409,680 (2007: $574,980) bears interest at prime rate as announced by the People’s Bank of China, and is repayable before December 15, 2010 in monthly installments. As of December 31, 2008 and 2007, the bank loan is secured by the properties as mentioned in Note 5 above.

NOTE 11 – PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $144,443(2007: $244,445) and accrued interest of $5,002 (2007: $Nil) thereon. This promissory note of $144,443 bears interest at a rate of 5% per annum. The promissory note is unsecured and repayable on a monthly basis until January 31, 2010.

Second, the balance includes a promissory note of $75,000 (2007: $150,000) and accrued interest of $10,729 (2007: $6,875) thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000 (2007: $300,000). This promissory note of $300,000 (2007: $Nil) bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $438,943 (2007: $Nil). This promissory note of $438,943 (2007: $Nil) bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $731,572 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 7 above as of December 31, 2008 and the term of repayment is not specifically defined.

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

As of December 31, 2008, the amounts due from venturers were $989,822 (2007: $1,069,484) and a full impairment loss thereon was provided in the year (2007: $Nil).

Amount due from related party

The amount represents an advance to SZBFND which is unsecured, interest free and has no fixed term of repayment. As of December 31, 2008, the amount due from related party was $314,137(2007: $312,132) and a corresponding full impairment loss thereon was made in 2008.

Amount due to directors

Amount due to Lin Chin-Jung

As of December 31, 2008, the balance includes two loans and advances obtained from Lin Chin-Jung.

The first loan includes principal of $62,742 (2007: $167,122) and accrued interest of $11,751 (2007: $4,336) thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The second loan includes principal of $47,427 (2007: $Nil). The principal is unsecured, non-interest bearing and the term of repayment is not specifically defined.

The advances and reimbursements of $25,645 (2007: $Nil) represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2008.

Amount due to Lin Chao-Chin

A balance of $21,790 (2007: $Nil) represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2008.

Amount due to related party

The amount includes a rental deposit received from SZBFND. Rental income of $544,679 (2007: $Nil) is generated from leasing the investment properties to SZBFND during the period. This amount is unsecured, interest free and repayable on demand.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2008	2007
Accrued staff commission & bonus	$556,293	$1,013,650
Rental deposits received	676,121	519,352
Accrual for onerous contracts	446,456	535,811
Other payables	680,198	384,020
	$2,359,068	$2,452,833

NOTE 14 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

Business tax is charged at a rate of 5% on the revenue from services rendered. At December 31, 2008, the outstanding business tax payable was $188,639 (2007: $181,350).

Urban real estate tax is levied at 1.2% per annum on the standard value of the buildings or 12% of rental income generated in accordance with the Provisional Rules on Urban Real Estate Tax in the PRC. At December 31, 2008, the outstanding urban real estate tax payable was $143,357 (2007: 120,472).

Land appreciation tax is levied on the gain realized on the transfer of investment properties in the year. Tax is charged in progressive rates ranging from 30% to 60% depending on the percentage gain realized. At December 31, 2008, the outstanding land appreciation tax payable was $261,903 (2007: 245,051).

NOTE 15 – INCOME TAX PAYABLE

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

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2008 and 2007. On January 1, 2008, China unified income tax rates for domestic and foreign companies at 25%.

The provision for China income tax is consisted of:

	Years ended December 31,
	2008	2007
Current PRC corporate income tax	$78,584	$426,054
Deferred tax debit	-	-
	$78,584	$426,054

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	Years ended December 31,
	2008	2007
Provision for income taxes benefit at statutory tax rate	$(1,209,524)	$(1,380,096)
Tax concessions	249,866	965,134
Permanent difference	87,632	(284,410)
Effect of change in FEIT tax rate	-	202,146
Valuation allowances	2,036,333	923,280
Income tax	$1,164,307	$426,054

NOTE 16- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2008 and 2007, the Company incurred lease expenses amounting to $415,558 and $338,463, respectively. As of December 31, 2008, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2008	2007
Within one year	$144,325	$132,628
Two to five years	42,995	133,847
Operating lease commitments	$187,320	$266,475

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period.  As of December 31, 2008, 125 (2007:97) sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 94% (2007: 76%) of total area with these lease commitments.

As of December 31, 2008, the lease commitments are as follows:

	December 31,	December 31,
	2008	2007
Within one year	$3,225,101	$3,047,216
Two to five years	7,850,226	8,412,157
Over five years	346,550	2,181,446
Operating lease commitments arising from the promotional package	$11,421,877	$13,640,819

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The accrual for onerous contacts was $535,811 as of December 31, 2007 and $446,456 as of December 31, 2008.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of December 31, 2008, the compensation to terminate all leasing agreements is $2,843,206 (2007: $3,029,111). According to the sub-leasing agreements that have been signed through December 31, 2008, the rental income from these sub-leasing agreements will be $2,067,356 (2007: $1,991,366) within one year and $1,168,505 (2007: $1,812,374) within two to five years. However, no assurance can be given that we can collect all of the rental income.

NOTE 17 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

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

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2008 and 2007, the only component of accumulated other comprehensive income was translation reserve.

NOTE 20 – CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2008 and 2007, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,		Percentage of Accounts Receivable as at December 31,
	2008	2007	2008	2007
Customer A	13%	*	*	*
Customer B	10%	*	24%	*
Customer C	*	16%	*	12%

* less than 10%

NOTE 21 – CONTINGENT LIABILITIES

As mention in Note 10 above, the Company transferred approximately $1,478,000 from the restricted cash to the group companies other than the lending subsidiary to use as their working capital, which were not in compliance with the loan covenants during the year. As these transfers were made without the consent of the lender, the lender has a right either to call for immediate full repayment of the loan or to charge interest at a rate of 150% of the rate as normally charged as stipulated by the loan agreement. The contingent liabilities of estimated charge of interests for the year ended 31 December, 2008 are approximately $146,139 (2007: $Nil).

NOTE 22 – SUBSEQUENT EVENT

On March 10, 2009, Sunrise Real Estate Group, Inc., entered into a Share Purchase Agreement with Whole World Holding Corporation (“Whole World”) to issue 57 million shares to Whole World for US $20 million. This agreement, subject to standard closing terms and conditions, is scheduled to close on or before May 17, 2009.

In connection with the issue of its shares to Whole World or their designees, Sunrise will rely on Regulation S as its exemption from the registration requirements of the Securities Act of 1933. All of such persons are non-US persons and agree that the shares may not be transferred or sold except in accordance with the provisions of Regulation S and/or compliance with the registration requirements of the Securities Act of 1933 or in reliance upon an applicable exemption therefrom. The certificates representing the Sunrise shares shall bear a legend reflecting such transfer restrictions and stop transfer orders will be placed with the transfer agent against these shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensure that information required to be disclosed is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

As of June 30, 2008, we had identified the significant deficiencies related to the failure to correctly apply accounting principle in underwriting revenue recognition and to recognize the minority interest. Our management have remediated these significant deficiencies by taking the following actions.

a. our Chief Financial Officer and our chief accounting officer have been required to review the application of accounting principles and clearly define the accounting method adopted in revenue recognition and accounting for minority interests;

b. management has been reviewed and approved these accounting methods before they have been adopted.

Except for the above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. However, in connection with its audit of our financial statements, our independent registered public accounting firm reported no material weaknesses in our internal controls over our ability to produce financial statements free from material misstatements. We determined that there were no material weaknesses in the Company’s internal controls and therefore they were effective as of December 31, 2008.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	49	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	59	Director and Senior Vice President
November 28, 2006	LIN HSIN-HUNG	54	Executive Director
November 23, 2004	CHEN REN	61	Director
November 23, 2004	FU XUAN-JIE	79	Director
November 23, 2004	LI XIAO-GANG	51	Director
August 23, 2005	ZHANG XI	38	Director

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 49, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Real Estate Consultation Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 59, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. Mr. Lin brings with him 28 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 54, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation.

Chen Ren, Director (Independent)

Chen Ren, age 61, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 15 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 79, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 51, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association.

Zhang Xi, Director (Independent)

Zhang Xi, age 38, was appointed an independent director on August 23, 2005, and serves as Chairman of our Audit Committee. He has a Doctorate Degree in Economics, and he is a Senior Economist, a Certified Public Accountant and a Certified Public Appraiser. He is working as a Vice President of Shanghai General Building Material Group Corporation. He has also served in Shanghai Zhonghua Audit Company as the manager of the International Department, Shanghai Zhangjiang Hi-tech Zone Development Company, Ltd. as Vice General Manager and Financial Controller, and Shanghai Zhang Jiang Semiconductor Industry Park Co., Ltd. as General Manager.

Other Executive Officers

Wang Wen Yan, the Company’s Chief Financial Officer. Previously the financial controller, Mr. Wang, 30 years old, has been with the Company since May 2005. He worked in a real estate development company for 4 years before joining the Company. He graduated from Shanghai University with a Bachelor’s degree in accounting and has a Master’s degree at the Shanghai University of Finance and Economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2008, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2008 and 2007 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung CEO, President & Chairman Executive Officer of subsidiaries	2008 2007	130,851 145,976	0 21,950	0 0	0 0	0 0	0 0	23,869(2) 91,796	154,720 259,722

Lin Chao-Chin Senior Vice President Managing director of subsidiaries	2008 2007	130,851 145,976	0 21,950	0 0	0 0	0 0	0 0	23,869(2) 91,796	154,720 259,722

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers.

(2)	Lin Chi-Jung and Lin Chao-Chin each received housing allowance of $18,693 and travel allowance of $5,176 during the year 2008.

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

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
LIN CHI-JUNG	14,379	0	0	0	0	0	14,379
LIN CHAO-CHIN	14,379	0	0	0	0	0	14,379
LIN HSIN-HUNG	16,680	0	0	0	0	0	16,680
FU XUAN-JIE	13,804	0	0	0	0	0	13,804
LI XIAO-GANG	13,804	0	0	0	0	0	13,804
CHEN REN	13,804	0	0	0	0	0	13,804
ZHANG XI	13,804	0	0	0	0	0	13,804

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009, the number and percentage of our 23,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

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

Changes in Control

On March 10, 2009, Sunrise Real Estate Group, Inc., entered into a Share Purchase Agreement with Whole World Holding Corporation (“Whole World”) to issue 57 million shares to Whole World for US $20 million. This agreement, subject to standard closing terms and conditions, is scheduled to close on or before May 17, 2009.

In connection with the issue of its shares to Whole World or their designees, Sunrise will rely on Regulation S as its exemption from the registration requirements of the Securities Act of 1933. All of such persons are non-US persons and agree that the shares may not be transferred or sold except in accordance with the provisions of Regulation S and/or compliance with the registration requirements of the Securities Act of 1933 or in reliance upon an applicable exemption therefrom. The certificates representing the Sunrise shares shall bear a legend reflecting such transfer restrictions and stop transfer orders will be placed with the transfer agent against these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

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

As of December 31, 2008, the amounts due from venturers were $989,822 (2007: $1,069,484) and a full impairment loss thereon was provided in the year (2007: $Nil).

Amount due from related party

The amount represents an advance to SZBFND which is unsecured, interest free and has no fixed term of repayment. As of December 31, 2008, the amount due from related party was $314,137 and a corresponding full impairment loss thereon was made.

Amount due to directors

Amount due to Lin Chin-Jung

As of December 31, 2008, the balance includes two loans and advances obtained from Lin Chin-Jung.

The first loan includes principal of $62,742 and accrued interest of $11,751 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The second loan includes principal of $47,427. The principal is unsecured, non-interest bearing and the term of repayment is not specifically defined.

The advances and reimbursements of $25,645 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2008.

Amount due to Lin Chao-Chin

A balance of $21,790 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2008.

Amount due to related party

The amount includes a rental deposit received from SZBFND. Rental income of $544,679 is generated from leasing the investment properties to SZBFND during the period. This amount is unsecured, interest free and repayable on demand.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang, Chen Ren and Zhang Xi, constitute a majority of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO Limited (formerly known as BDO McCabe Lo Limited) for services rendered during the year ended December 31, 2008 and 2007 are described as follows:

Fees for audit and review services amounted to $130,300 in 2008 and $141,500 in 2007, respectively. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company's Quarterly Reports on Form 10-Q.

Audit-Related Fees

Aggregate fees billed for all audit-related services rendered by BDO Limited were $13,000 for 2007. Fees for audit related services include audits required in the Form 8-K and review of related documents. There were no audit-related fees billed by BDO Limited in 2008.

Tax Fees

There were no tax services fees paid to BDO Limited; they are not the tax accountants of the Company.

All Other Fees

BDO Limited did not bill the Company any additional fees for professional services rendered to the Company during fiscal years ended December 31, 2008 and 2007.

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

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Wang Wen-Yan, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Wang Wen-Yan, pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director
DATE: May 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	May 14, 2009
Lin Chi-Jung	and Director

/s/ Wang Wen-Yan	Chief Financial Officer	May 14, 2009
Wang Wen-Yan

/s/ Lin Chao-Chin	Director	May 14, 2009
Lin Chao-Chin

/s/ Lin Hsin-Hung	Director	May 14, 2009
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	May 14, 2009
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	May 14, 2009
Li Xiao-Gang

/s/ Chen Ren	Director	May 14, 2009
Chen Ren

/s/ Zhang Xi	Director	May 14, 2009
Zhang Xi