Form 10-K/A
period 2007-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2009-05-15
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
Yes ☐ No ☒

The issuer’s net revenues for its most recent fiscal year ended December 31, 2007 were US$8,101,324.

As of May 9, 2008 the aggregate market value of the Common Stock held by non-affiliates, 14,334,375 shares of Common Stock, was $8,421,445 based on an average of the bid and ask prices of $0.5875 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of May 9, 2008 was 23,691,925 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Explanatory Paragraph

Sunrise Real Estate Group, Inc. (“the Company”) is filing this amendment No. 1 to our Form 10-KSB to amend our Annual Report on Form 10-KSB for the fiscal years ended December 31, 2007, 2006, and 2005 as filed with the Securities and Exchange Commission on May 15, 2008 (the “Original Filing”). On August 13, 2008, the Company’s Board of Directors determined that the Company’s consolidated financial statements for the fiscal years ended December 31, 2007, 2006 and 2005 could no longer be relied upon as they did not correctly apply the accounting principles for the recognition of underwriting sales revenue. This Form 10-KSB/A included restated financial statements for the fiscal years ended December 31, 2007,2006 and 2005 correcting this error which occurred during 2006 and 2005. Please see Note 2 – Restatement Summary for more detailed information on the effect of the restatement on our financial statements for the fiscal years ended December 31, 2007, 2006 and 2005.

The Items of this Form 10-KSB/A for the fiscal years ended December 31, 2007 and December 31, 2006 and December 31, 2005 which are amended and restated as a result of the restatement of our financial statements are as follows:

●	Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

●	Item 7. Financial Statements, and

●	Item 8A. Controls and Procedures.

Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

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

Figure 1: Company Organization Chart

Celebrity-turned-entrepreneur, Lin Chi Jung, and the founder of Taiwan’s top property sales agency, Lin Chao Chin, established SHXJY in August 2001 in Shanghai jointly. SHXJY combined professional strengths from Taiwan and Mainland China to venture into Mainland China’s property marketing and sales brokerage sector, whereby SHXJY was contracted by property developers to market and sell their newly developed property units, in return we earned a commission fee calculated as a percentage of the sales price.

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

Commission Based Services

Commission based services refer to marketing and sales agency operations that provide the following services:

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

Mainland China’s Property Sector

The industry’s macro environment is opening up, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

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

On May 17, 2006, the State Council issued six principles of China’s real estate policy to regulate China’s real estate market.  On May 29, 2006, nine ministerial departments of State Council jointly came up with 15-point regulation to strengthen State Council’s new policy. The six principles issued by the State Council are the following:

-	Practically restructure the housing supply.

-	Further exert controls through tax, bank credit and the agrarian policy.

-	Reasonably control the speed of urban housing relocation.

-	Further normalize the real estate market.

-	Speed up the construction of urban housing at low prices and low rentals, and have planned development of affordable housing.

-	Improve the statistics system and information distribution system on real estate.

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

(Expressed in US Dollars)

	2007		2006		2005
	High	Low	High	Low	High	Low
First quarter	$1.98	$1.65	$3.00	$0.51	$5.00	$3.00
Second quarter	$2.15	$1.02	$2.40	$1.15	$5.00	$2.50
Third quarter	$1.95	$0.25	$1.85	$0.25	$4.00	$1.25
Fourth quarter	$0.80	$0.15	$2.00	$0.30	$1.25	$0.51

As of May 9, 2008, we had approximately 1,295 record holders of our common stock. On May 9, 2008, the closing price of our common stock was $0.52.

No cash dividends were declared on our common stock in 2007, 2006 and 2005. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the years ended December 31, 2007, 2006 and 2005.

No securities of the Company were issued pursuant to any equity compensation plan during the years ended December 31, 2007, 2006 and 2005.

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

In June 2007, the EITF reached a consensus on EITF 06-11: “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards”. EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS No. 123(R) and result in an income tax deduction for the employer. A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments. The Company does not believe the adoption of EITF 06-11 will have a material impact on its financial position or results of operation.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method is used for the revenue from the sales of floor space with underwriting rent guarantees until the rental revenues generated by sub-leasing properties exceeds the guaranteed rental amount due to the purchasers.

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

Restatement Summary

The Company discovered errors to previously issued financial statements for the fiscal years ended December 31, 2007, 2006 and 2005. The Company has filed the restated financial statements for these periods to make the correction of the errors.

The first restatement relates to the recognition of revenue from underwriting sales. The Company entered into an agreement in 2004 to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Under the Underwriting Model, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In marketing of the property, the Company also launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. The leasing period started in the second quarter of 2006, and in the leasing period the Company has the right to sublease the leased properties to earn rental income. The Company recognised commission revenue from underwriting service when the property developer and the buyer completed a property sales transaction, which is normally at the time when the property developer has confirmed that the predetermined level of sales proceeds have been received from buyers. The Company accounted for its liability for its obligations under a guarantee in accordance with FASB Interpretation No. 45, (FIN45) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. It is the only underwriting agreement the Company entered since its incorporation.

The Company has determined that the correct application of accounting principles had not been applied for the recognition of underwriting sales revenue. In this correction, the financial statements for the years ended December 31, 2007 and 2006 and 2005 were restated to increase the Company’s deferred tax assets and deposits received from underwriting sales by deferring revenue recognition from the closing of the sale, to generally when the remaining advances to venturers maximum exposure to loss is reduced below the amount of gain deferred. As a result, the Company’s net asset values as of December 31, 2007, 2006 and 2005 were reduced by $5,574,548, $5,315,410 and $1,806,588, respectively. The correction of this error reduced the Company’s losses for the year ended December, 2007 by $157,811 and reduced the Company’s profit for the year ended December 31, 2006 and 2005 by $3,365,274 and $1,779,656, respectively.

The second restatement relates to correct the overstatement of the minority shareholders’ share of the Company’s result by $111,135.  As a result of the correction of this item, the Company’s financial statements for the year ended 2007 were restated and the Company’s loss for the year ended December 31, 2007 were reduced by $106,759 and the total of accumulated losses and accumulated other comprehensive income as of December 31, 2007 were reduced by $111,135.

The third restatement relates to correct the unprovided commission accrual of $335,873 and the under-provision for China taxes of US$566,879 for the year ended December 31, 2006.  As a result of the correction, the retained earnings for 2007 were reduced by $902,752. The effect of this restatement was taken up in the 10KSB for years ended December 31, 2007 and 2006, which were filed on May 16, 2008. There was no unprovided commission in 2005.

The fourth restatement relates to reclassifying from the cost of revenue to minority interest in regards to the venturers’ profit sharing of the underwriting sales project. As a result of the reclassification, the cost of revenue in 2006 was reduced by $579,729.

The fifth restatement relates to recognize an accrual for onerous contracts which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The provisions for onerous contacts for the year ended December 31, 2007 and 2006 were $252,070 and $283,741, respectively. As a result of the restatement, the total of retained earnings and accumulated other comprehensive income for 2007 and 2006 were reduced by $535,811 and $283,741, respectively.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2007, with comparisons to the historical year ended December 31, 2006 and December 31, 2005.

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2007	% to total	2006	% to total	% change
Agency sales	6,655,582	82	7,166,294	63	(7)
Underwriting sales	275,465	3	4,290,504	37	(93)
Property management	1,170,277	15	54,906	-	2,031
Net revenue	8,101,324	100	11,511,704	100	(30)

	Years ended December 31,
	2006	% to total	2005	% to total	% change
Agency sales	7,166,294	63	6,477,636	74	11
Underwriting sales	4,290,504	37	2,269,598	26	89
Property management	54,906	-	-	-	n/a
Net revenue	11,511,704	100	8,747,234	100	32

The net revenues for 2007 were $8,101,324, which decreased 30% from $11,511,704 of 2006. In 2007, agency sales represented 82% of the total net revenues, underwriting sales represented 3% and property management represented 15%. The decrease in 2007 was mainly due to the decrease in our underwriting sales revenue.

The net revenues for 2006 were $11,511,704, which increased 32% from $8,747,234 of 2005. In 2006, agency sales represented 63% of the total net revenues, underwriting sales represented 37% and property management represented 0%. The increase in 2006 was mainly due to the increase in our underwriting sales revenue.

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

In 2006, 63% of our net revenues were from agency sales, which were from the business activities of SHXJY and its subsidiaries.  As compared with 2005, net revenues of agency sales in 2006 increased 11%. The main reasons for the increase in 2006 were:

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

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2007	% to total	2006	% to total	% change
Agency sales	3,212,473	47	3,330,662	56	(4)
Underwriting sales	214,559	3	785,235	13	(73)
Property management	3,378,931	50	1,845,226	31	83
Cost of revenue	6,805,963	100	5,961,123	100	14

	Years ended December 31,
	2006	% to total	2005	% to total	% change
Agency sales	3,330,662	56	2,560,266	76	30
Underwriting sales	785,235	13	800,734	24	(2)
Property management	1,845,226	31	-	-	n/a
Cost of revenue	5,961,123	100	3,361,000	100	77

The cost of revenues for 2007 was $6,805,963, this was an increase of 14% from $5,961,123 in 2006.  In 2007, agency sales represented 47% of total cost of revenues, underwriting sales represented 3% and property management represented 50%.  The increase in cost of revenues in 2007 was mainly due to the increase in our property management.

The cost of revenues for 2006 was $5,453,974, this was an increase of 77% from $3,361,000 in 2005.  In 2006, agency sales represented 56% of total cost of revenues, underwriting sales represented 13% and property management represented 31%.  The increase in cost of revenues in 2006 was mainly due to the increase in property management.

Agency sales

As compared with 2006, cost of revenue of agency sales in 2007 decreased 4%. The primary reason for the change was the decrease in our staff cost. In 2007, our staff cost decreased $120,756 compared to 2006.

The cost of revenue for agency sales in 2006 increased 30% from 2005. The primary reason for this increase is that we established a branch in Nanjing in December, 2005, and branches in Zhenjiang and Chongqing in March and November 2006 respectively.  We also established SZSY in Shuzhou in November, 2006 to support the growth of our agency sales and diversify our market presence.  The cost of revenues for the new subsidiary and new branches in 2006 was $673,502; there was no such cost in 2005.

Underwriting sales

The Company has entered into co-operation agreements with two venturers to jointly carry out the underwriting project mentioned above. According to these agreements, the venturers are entitled to share 35% of the net results of the underwriting project.

A significant factor contributing to the increase of the cost of underwriting sales was that in 2006, we recognized this profit sharing amount as the cost of the underwriting project, which represented 79% of total underwriting sales costs in 2006; there was no such cost in 2005.

Since all of the units under the Sovereign Building underwriting project were sold by the end of February, 2007, cost of revenue of underwriting sales in 2007 decreased 23% from 2006.

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

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,
	2007	% to total	2006	% to total	% change
Agency sales	853,309	75	865,180	85	(1)
Underwriting sales	99,385	9	84,610	8	17
Property management	177,318	16	69,014	7	157
Operating expenses	1,130,012	100	1,018,804	100	11

	Years ended December 31,
	2006	% to total	2005	% to total	% change
Agency sales	865,180	85	894,741	88	(3)
Underwriting sales	84,610	8	116,477	11	(27)
Property management	69,014	7	7,198	1	859
Operating expenses	1,018,804	100	1,018,416	100	16

The operating expenses of 2007 were $1,130,012; these increased 11% from $1,018,804 in 2006.  In 2007, agency sales represented 75% of the total operating expenses, underwriting sales represented 9% and property management represented 16%.  The increase in operating expenses in 2007 was mainly due to the increase in our property management.

The operating expenses of 2006 were $1,018,804; these increased 16% from $1,018,416 in 2005.  In 2006, agency sales represented 85% of the total operating expenses, underwriting sales represented 8% and property management represented 7%.  The increase in operating expenses in 2006 was mainly due to the increase in our agency sales.

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

We ended the period with a cash position of $4,723,095 (including cash and cash equivalents of $2,281,516 and restricted cash of $2,441,579). The Company’s operating activities used cash in the amount of $948,983, which was primarily attributable to the Company’s net loss in the amount of $4,501,179 and the decrease in income taxes payable.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets -
December 31, 2007, 2006 and 2005	27

Consolidated Statements of Operations -
December 31, 2007, 2006 and 2005	28

Consolidated Statements of Stockholders’ Equity -
December 31, 2007, 2006 and 2005	29

Consolidated Statements of Cash Flows -
December 31, 2007, 2006 and 2005	30

Notes to Consolidated Financial Statements	32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of
Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. as of December 31, 2007, 2006, and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2 to the financial statements, the Company has restated the 2007, 2006 and 2005 financial statements for the correction of errors.

BDO McCabe Lo Limited

Hong Kong, May 15, 2008 (Except for note 2 which is as of 14 May, 2009)

Sunrise Real Estate Group, Inc.
Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,	December 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$2,281,516	$945,727	$855,588
Restricted cash (Note 12)	2,441,579	-	-
Accounts receivable	842,868	4,824,031	1,359,246
Deposits for acquisition of properties (Note 9)	-	-	4,150,476
Promissory deposits (Note 4)	273,800	192,093	247,924
Amounts due from venturers (Note 5)	1,069,484	2,098,790	820,040
Amount due from related party (Note 14)	312,132	-	-
Other receivables and deposits (Note 6)	602,373	509,745	168,709

Total current assets	7,823,752	8,570,386	7,601,983

Property, plant and equipment – net (Note 7)	2,519,585	2,491,633	531,458
Equity investment (Note 8)	78,033	-	-
Investment properties (Note 9)	7,800,228	-	-
Deferred tax asset (Note 10)	1,021,059	938,134	358,923
Deposits for acquisitions of properties (Note 9)	-	10,662,642	7,488,899
Goodwill (Note 11)	13,307	207,302	187,783

Total assets	$19,255,964	$22,870,097	$16,169,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Bank loans (Note 12)	$191,660	$1,256,282	$1,073,650
Promissory notes payable (Note 13)	976,435	740,833	1,123,962
Accounts payable	230,654	528,814	73,522
Amount due to director (Note 14)	171,458	180,630	169,416
Amount due to related party (Note 14)	159,561	-	-
Other payables and accrued expenses (Note 15)	2,452,833	2,158,318	1,914,622
Other tax payable (Note 16)	546,873	258,732	158,439
Income tax payable (Note 17)	1,238,912	1,790,649	367,367

Total current liabilities	5,968,386	6,914,258	4,880,978

Commitments and contingencies (Note 18)
Long-term bank loans (Note 12)	5,847,606	3,927,478	5,306,506
Long-term promissory notes payable (Note 13)	111,112	244,445	-
Deposits received from underwriting sales (Note 19)	7,743,240	7,243,366	2,165,511
Minority interest of consolidated subsidiaries	431,674	375,406	223,580
Minority interest of consolidated project venturers	-	579,729	-

Shareholders’ equity (deficit)
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925, 23,001,614 and 23,631,246 shares issued and outstanding as of December 31, 2007, December 31, 2006 and December 31, 2005, respectively (Note 20)	236,919	230,016	216,366
Additional paid-in capital	3,620,008	2,922,997	2,233,844
Statutory reserve (Note 21)	729,744	716,862	241,664
(Accumulated losses)/ Retained earnings	(6,157,723)	(570,727)	780,180
Accumulated other comprehensive income (Note 22)	724,998	286,267	120,417
Total shareholders’ equity (deficit)	(846,054)	3,585,415	3,592,471

Total liabilities and shareholders’ equity	$19,255,964	$22,870,097	$16,169,046

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)

Net Revenues	$8,101,324	$11,511,704	$8,747,234

Cost of Revenues	(6,805,963)	(5,961,123)	(3,361,000)

Gross Profit	1,295,361	5,550,581	5,386,234

Operating Expenses	(1,130,012)	(1,018,804)	(1,018,416)

General and Administrative Expenses	(4,654,995)	(3,064,138)	(3,651,186)

Operating (Loss)/Profit	(4,489,646)	1,467,639	716,632

Profit on disposal of investment properties (Note 9)	1,115,025	-	-

Other Income, Net	14,008	11,139	63,374

Interest Income	29,072	7,136	10,958

Interest Expenses	(944,824)	(501,995)	(162,496)

(Loss)/ Profit Before Income Tax (benefit) and Minority Interest	(4,276,365)	983,919	628,468

Income Tax (Benefit) (Note 17)	(426,054)	(1,216,421)	(147,154)

(Loss) / Profit Before Minority Interest	(4,702, 419)	(232,502)	481,314

Minority interest of consolidated subsidiaries	(50,830)	(63,478)	(164,827)

Minority interest of controlled joint venture	-	(579,729)	-

Net (Loss)/ Profit	$(4,753,249)	$(875,709)	$(316,487)

Income (Loss)_ Per Share – Basic and Fully Diluted	$(0.20)	$(0.04)	$0.01

Weighted average common shares outstanding – Basic and Fully Diluted [1]	23,691,925	23,631,925	23,691,925

See accompanying notes to consolidated financial statements.

1.	Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Equity

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Retained earnings/ (accumulated losses)	Total stockholders’ equity
					(Restated)	(Restated)	(Restated)
Balance, December 31, 2004	21,636,614	$216,366	$2,233,844	$175,004	$-	$530,353	$3,155,567

Profit for the year	-	-	-	-	-	316,487	316,487

Transfer between reserves	-	-	-	66,660	-	(66,660)	-

Translation of foreign operations	-	-	-	-	120,417	-	120,417

Balance, December 31, 2005	21,636,614	$216,366	$2,233,844	$241,664	$120,417	$780,180	$3,592,471

Issuance of common stock	1,365,000	13,650	689,153	-	-	-	702,803

Loss for the year	-	-	-	-	-	(875,709)	(875,709)

Transfer between reserves	-	-	-	475,198	-	(475,198)	-

Translation of foreign operations	-	-	-	-	165,850	-	165,850

Balance, December 31, 2006	23,001,614	$230,016	$2,922,997	$716,862	$286,267	$(570,727)	$3,585,415

Issuance of stock dividend	690,311	6,903	697,011	-	-	(703,914)	-

Loss for the year	-	-	-	-	-	(4,753,249)	(4,753,249)

Profit return to minority interest in subsidiary	-	-	-	-	-	(116,951)	(116,951)

Transfer between reserves	-	-	-	12,882	-	(12,882)	-

Translation of foreign operations	-	-	-	-	438,731	-	438,731

Balance, December 31, 2007	23,691,925	$236,919	$3,620,008	$729,744	$724,998	$(6,157,723)	$(846,054)

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Years Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities
Net (loss) / profit	$(4,753,249)	$(875,709)	$316,487
Adjustments to reconcile net income to
net cash (used in)/provided by operating activities
Depreciation of property, plant and equipment	733,534	112,793	131,072
Loss on disposal of property, plant and equipment	9,092	1,292	13,273
Loss on disposal of equity interest in subsidiary	14,750	-	-
Bad debts	114,543	-	-
Profit on disposal of investment properties	(1,115,172)	-	-
Impairment of goodwill	199,217	-	-
Deferred taxes	-	(544,402)	(356,792)
Minority interest	50,830	643,207	164,827

Change in:
Accounts receivable	4,029,670	(4,806,249)	(3,407,046)
Promissory deposits	(65,755)	62,747	126,865
Other receivables and deposits	(355,030)	(328,794)	257,248
Amount due from related party	(76,525)	-	-
Accounts payable	(321,477)	443,773	(122,101)
Amounts with venturers	543,487	(1,258,004)	-
Amount due to related party	153,278	-	-
Deferred commission income	-	(40,931)	948,013
Other payables and accrued expenses	57,257	891,980	212,636
Deposits received from underwriting sales	-	4,905,767	2,165,511
Interest payable on promissory notes	385,602	7,500	-
Interest payable on amount due to director	(17,268)	11,214	-
Other tax payable	259,643	93,145	39,678
Income tax payable	(795,410)	1,388,049	297,840
Restricted cash	(2,441,597)	-	-
Net cash (used in)/provided by operating activities	(3,390,580)	707,378	787,511

Cash flows from investing activities
Acquisition of plant and equipment	(158,346)	(435,556)	(69,270)
Proceeds from disposal of plant and equipment	36,116	23,996	4,519
Acquisition of equity investment	(74,961)	-	-
Proceeds from disposal of equity interest in subsidiary	63,200	-	39,714
Acquisition of equity interest in subsidiary	-	(60,000)	-
Proceeds from disposal of investment properties	6,470,212	-	-
Payment for investment properties	(2,233,841)	(2,095,726)	(5,799,951)
Refund of deposits paid for acquisition of properties	-	3,319,987	-
Net cash provided by/(used in) investing activities	4,102,380	752,701	(5,824,988)

Cash flows from financing activities
Bank loans repayment	(8,069,964)	(3,474,926)	(262,503)
Bank loan obtained	8,548,133	2,095,726	5,001,125
Repayment of promissory note	(2,849,236)	(747,715)	-
Proceeds from promissory note	2,565,903	600,000	123,962
Capital contribution from minority interest	-	125,021	12,082
Repayment to director	(241,904)	-	-
Advances from director	250,000	-	110,249
Net cash generated from (used in) financing activities	202,932	(1,401,894)	4,984,915

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Continued)

(Expressed in US Dollars)

	Years Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)	(Restated)

Effect of exchange rate changes on cash and cash equivalents	421,057	31,954	(61,763)

Net increase in cash and cash equivalents	1,335,789	90,139	(114,325)
Cash and cash equivalents at beginning of year	945,727	855,588	969,913
Cash and cash equivalents at end of year	$2,281,516	$945,727	$855,588

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	1,166,869	366,627	187,809
Interest paid	576,490	494,495	188,160

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

NOTE 2 – RESTATEMENTS

The Company discovered errors to previously issued financial statements for the fiscal years ended December 31, 2007 and 2006 and 2005. and the condensed financial statements for period ended March 31, 2007 and 2008, June 30, 2007 and 2008 and September 30, 2007. The Company has filed the restated financial statements for these periods to make the correction of the errors.

The first restatement relates to the recognition of revenue from underwriting sales. The Company entered into an agreement in 2004 to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Under the Underwriting Model, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. In marketing of the property, the Company also launched a promotional package by entering into leasing agreements with certain buyers to lease the properties for them. The leasing period started in the second quarter of 2006, and in the leasing period the Company has the right to sublease the leased properties to earn rental income. The Company recognised commission revenue from underwriting service when the property developer and the buyer complete a property sales transaction, which is normally at the time when the property developer has confirmed that the predetermined level of sales proceeds have been received from buyers. The Company accounted for its liability for its obligations under a guarantee in accordance with FASB Interpretation No. 45, (FIN45) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others. It is the only underwriting agreement the Company entered since its incorporation.

The Securities and Exchange Commission has provided the Company with comments concerning the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, particularly with respect to certain revenue recognition policies on underwriting sales.  The Company has subsequently determined that the correct application of accounting principles had not been applied for the recognition of underwriting sales revenue. In this correction, the financial statements for the years ended December 31, 2007 and 2006 and 2005 were restated to increase the Company’s deferred tax assets and deposits received from underwriting sales by deferring revenue recognition from the closing of the sale, to generally when the remaining advances to venturers maximum exposure to loss is reduced below the amount of gain deferred. As a result, the Company’s net asset values as of December 31, 2007, 2006 and 2005 were reduced by $5,574,548, $5,315,410 and $1,806,588, respectively. The correction of this error reduced the Company’s losses for the year ended December, 2007 by $157,811 and reduced the Company’s profit for the year ended December 31, 2006 and 2005 by $3,365,274 and $1,779,656, respectively.

The second restatement relates to correct the overstatement of the minority shareholders’ share of the Company’s result by $111,135.  As a result of the correction of this item, the Company’s financial statements for the year ended 2007 were restated and the Company’s loss for the year ended December 31, 2007 were reduced by $106,759 and the total of accumulated losses and accumulated other comprehensive income as of December 31, 2007 were reduced by $111,135.

The third restatement relates to correct the unprovided commission accrual of $335,873 and the under-provision for China taxes of US$566,879 for the year ended December 31, 2006.  As a result of the correction, the retained earnings for 2007 were reduced by $902,752. The effect of this restatement was taken up in the 10KSB for years ended December 31, 2007 and 2006, which were filed on May 16, 2008. There was no unprovided commission in 2005.

The fourth restatement relates to reclassifying from the cost of revenue to minority interest in regards to the venturers’ profit sharing of the underwriting sales project. As a result of the reclassification, the cost of revenue in 2006 was reduced by $579,729.

The fifth restatement relates to recognize an accrual for onerous contracts which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The provisions for onerous contacts for the year ended December 31, 2007 and 2006 were $252,070 and $283,741, respectively. As a result of the restatement, the total of retained earnings and accumulated other comprehensive income for 2007 and 2006 were reduced by $535,811 and $283,741, respectively.

The following summarizes the above restatements.

For the year ended December 31, 2007
	As reported	Adjustments	As restated

Deferred tax assets	$-	$1,021,059	$1,021,059
Amount due from venturers	79,662	989,822	1,069,484
Other payables and accrued expenses	2,074,833	378,000	2,452,833
Deposits received from underwriting sales	-	7,743,240	7,743,240
Minority interest of consolidated subsidiaries	542,809	(111,135)	431,674
Retained earnings (Accumulated losses)	(741,548)	(5,416,175)	(6,157,723)
Accumulated other comprehensive income	1,308,047	(583,049)	724,998
Cost of revenues	6,711,704	94,259	6,805,963
Minority interest of consolidated subsidiaries – Income statements	157,589	(106,759)	50,830
Net profit (loss)	(4,765,749)	(12,500)	(4,753,249)

For the year ended December 31, 2006
	As reported	Adjustments	As restated

Deferred tax assets	$142,842	$795,292	$938,134
Amounts due from venturers	1,939,616	159,174	2,098,790
Other payables and accrued expenses	1,874,577	283,741	2,158,318
Deposits received from underwriting sales	-	7,243,366	7,243,366
Income tax payable	1,933,491	(142,842)	1,790,649
Amounts due to venturers	1,410,377	1,410,377	-
Minority interest of controlled joint venture	-	579,729	579,729
Retained earnings (Accumulated losses)	4,857,948	(5,428,675)	(570,727)
Accumulated other comprehensive income	456,743	(170,476)	286,267
Net revenues	16,417,471	(4,905,767)	11,511,704
Cost of revenues	7,246,933	(1,285,810)	5,961,123
Income tax	1,767,088	(550,667)	1,216,421
Minority interest of consolidated joint venture – Income statements	-	579,729	579,729
Net profit (loss)	2,773,310	(3,649,019)	(875,709)

For the year ended December 31, 2005
	As reported	Adjustments	As restated

Deferred tax assets	$144,333	$214,590	$358,923
Deposits received from underwriting sales	-	2,165,511	2,165,511
Income tax payable	511,700	(144,333)	367,367
Retained earnings (Accumulated losses)	2,559,836	(1,779,656)	780,180
Accumulated other comprehensive income	147,349	(26,932)	120,417
Net revenues	10,880,468	(2,133,234)	8,747,234
Income tax	500,732	(353,578)	147,154
Net profit	2,096,143	(1,779,656)	316,487

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America and present the financial statements of SRRE and its subsidiaries and controlling investments in joint venture in which the Company is presumed to have control in accordance with Emerging Issues Task Force Issue No. 04-5. The ownership interests of other investors in these entities are recorded as minority interests. All inter-company transactions and balances have been eliminated.

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented.  The rates ruling as of December 31, 2007 and December 31, 2006 and December 31, 2005 are US$1: RMB7.3046 and US$1: RMB7.8087 and US$1: RMB8.067, respectively.

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

We continue to account for income tax contingencies using a benefit recognition model. Beginning January 1, 2007, if we consider that a tax position is ‘more likely than not’ of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. These assessments can be complex and we often obtain assistance from external advisors.

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

Historically, our policy had been to account for income tax contingencies based on whether we determined our tax position to be ‘probable’ under current tax law of being sustained, as well as an analysis of potential outcomes under a given set of facts and circumstances. In addition, we previously considered all tax liabilities as current once the associated tax year was under audit.

Non-employee stock based compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Segment Information

The Company believes that it operates in one business segment. Management does with the business as consisting of several revenue streams; however it is not possible to attribute assets or indirect costs to the individual streams other than direct expenses.

NOTE 4 - PROMISSORY DEPOSITS

The balance of $273,800 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 5 – AMOUNTS DUE FROM/TO VENTURERS

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

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,	December 31,
	2007	2006	2005
Advances to staff	$20,486	$25,912	$13,322
Rental deposits	101,370	51,333	54,580
Prepaid rental	406,833	365,138	-
Other receivables	73,684	67,362	100,807
	$602,373	$509,745	$168,709

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT – NET

	December 31,	December 31,	December 31,
	2007	2006	2005
Furniture and fixtures	$133,970	$105,288	$57,811
Computer and office equipment	275,988	234,460	182,867
Motor vehicles	618,024	607,431	532,887
Properties	2,071,225	1,909,671	-
	3,099,207	2,856,850	773,565
Less: Accumulated depreciation	(579,622)	(365,217)	(242,107)
	$2,519,585	$2,491,633	$531,458

All above properties as of December 31, 2007 and 2006 were pledged to secure a loan in note 12.

NOTE 8 – EQUITY INVESTMENT

On September 11, 2007, SHSY invested approximately $78,000 for a 19% equity interest in a newly-formed PRC company named Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”).

NOTE 9 – INVESTMENT PROPERTIES AND DEPOSITS FOR ACQUISITION OF PROPERTIES

	December 31,	December 31,	December 31,
	2007	2006	2005
Investment property	$8,092,319	$-	$-
Less: Accumulated depreciation	(292,091)	-	-
	$7,800,228	$-	$-

	December 31,	December 31,	December 31,
	2007	2006	2005
Deposits paid for acquisition of properties	$-	$10,662,642	$11,639,375

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

All above investment properties as of December 31, 2007 were pledged to secure a loan in note 12.

NOTE 10 – DEFERRED TAX ASSETS

The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates. The deferred tax provision (benefit) is the result of changes in these temporary differences.

Deferred tax assets consist of the following:

	December 31,	December 31,	December 31,
	2007	2006	2005
Deferred gain from underwriting sale	$1,021,059	$938,134	$358,923
Tax losses carried forward	1,208,127	284,847	149,041
	2,229,186	1,222,981	507,964
Less : Valuation allowances	(1,208,127)	(284,847)	(149,041)
	$1,021,059	$1,201,607	$358,923

Deferred tax assets were primarily raised from the deferred gain from underwriting sale and the tax losses carryforwards. A valuation allowance has been established for the entire deferred tax assets as management believes that the Group may not be able to fully utilize the deferred tax assets because of the uncertainty of the future profit streams.

NOTE 11 - GOODWILL

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

NOTE 12 - BANK LOANS

Bank loans as of December 31, 2007 are comprised of two bank loans, as listed below:

First, the balance includes a bank loan of $5,464,286. This bank loan is repayable before August 2, 2010 and bears interest at a rate of 8.217% per annum. This bank loan is secured by the investment properties as mentioned in Note 9 above. The repayment schedule of this bank loan is as follows:

February 1, 2010	$1,357,285
August 2, 2010	$4,107,001

Pursuant to the relevant loan agreement, the Company used part of the loan to repay bank loans at the date of the loan agreement but is restricted from using the remaining loan balance for deposits and expenditures incurred in performing any real estate marketing projects of the Company. Additionally, approval from the lending bank is required for any drawings in excess of RMB1 million from the remaining bank balance. Restricted cash as of 31 December 2007 was $2,441,579 (2006 & 2005: $Nil).

Second, the remaining bank loan bears interest at 6.48% per annum, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 7 above.

NOTE 13 – PROMISSORY NOTES PAYABLE

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

NOTE 14 – AMOUNTS WITH RELATED PARTIES AND DIRECTOR

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

NOTE 15 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,	December 31,
	2007	2006	2005
Accrued staff commission & bonus	$1,013,650	$997,794	$1,022,333
Rental deposits received	519,352	240,329	-
Accrued consulting services fees	-	-	693,600
Accrual for onerous contracts	535,811	283,741	-
Other payables	384,020	636,454	198,689
	$2,452,833	$2,158,318	$1,914,622

NOTE 16 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

Business tax is charged at a rate of 5% on the revenue from services rendered. At December 31, 2007, the outstanding business tax payable was $248,070 (2006: $258,732; 2005: $158,439).

Urban real estate tax is levied at 1.2% per annum on the standard value of the buildings in accordance with the Provisional Rules on Urban Real Estate Tax in the PRC. At December 31, 2007, the outstanding urban real estate tax payable was $120,472 (2006 & 2005: Nil).

Land appreciation tax is levied on the gain realized on the transfer of investment properties in the year. Tax is charged in progressive rates ranging from 30% to 60% depending on the percentage gain realised. At December 31, 2007, the outstanding land appreciation tax payable was $178,331 (2006 & 2005: Nil).

NOTE 17 – INCOME TAX PAYABLE

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

B.   Income Taxes Payable

Enterprise Income Tax (“EIT”) in the PRC before December 31, 2007 is generally charged at 33% of the assessable profit. According to the relevant PRC tax rules and regulations, SHXJY and SHSY are companies registered in Shanghai Pudong Development Zone that are entitled to a lower EIT rate of 15%, whereas SZXJY, SZXJYB, SZSY, BJXJY and SZGFH are subject to EIT rate of 33%.

On January 1, 2008, China unified income tax rates for domestic and foreign companies at 25%. The new law will be phased in five years. Companies that currently face an income tax of 15% will pay 18% in 2008, 20% in 2009, 22% in 2010, 24% in 2011 and 25 % in 2012.

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2007, 2006 and 2005.

The provision for China income tax consisted of:

	Years ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
Current PRC corporate income tax	$426,054	$1,760,948	$506,077
Deferred tax debit	-	(544,427)	(358,923)
	$426,054	$1,216,421	$147,154

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:

	Years ended December 31,
	2007	2006	2005
		(Restated)	(Restated)
Provision for income taxes at statutory tax rate	$(1,380,096)	$1,305,020	$557,785
Tax concessions	965,134	(212,433)	(271,345)
Permanent difference	(284,410)	(11,972)	(20,871)
Effect of change in FEIT tax rate	202,146	-	-
Increase in valuation allowances	923,280	135,806	(118,415)
Income tax	$426,054	$1,216,421	$147,154

NOTE 18- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2007 and 2006 and 2005, the Company incurred lease expenses amounting to $338,463 and $389,865 and $358,914, respectively. As of December 31, 2007, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Within one year	$132,628	$124,429	$183,816
Two to five years	133,847	2,349	46,169
Operating lease commitments	$266,475	$126,778	$229,985

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

As of December 31, 2007, the lease commitments under the above promotional package are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Within one year	$3,047,216	$2,807,847	$1,630,983
Two to five years	8,412,157	10,319,497	9,210,256
Over five years	2,181,446	2,774,208	4,216,715
Operating lease commitments arising from the promotional package	$13,640,819	$15,901,552	$15,057,954

According to the sub-leasing agreements that have been signed through December 31, 2007, the rental income from these sub-leasing agreements will be $1,991,366 within one year and $1,812,374 within two to five years. However, no assurance can be given that we can collect all of the rental income in 2008. An accrual for onerous contracts was recognised which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The accrual for onerous contacts as of December 31, 2007, 2006 and 2005 were $535,811, $283,741 and $Nil, respectively.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of December 31, 2007, the compensation to terminate all leasing agreements is $3,029,111.

NOTE 19 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

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

NOTE 20 – ISSUANCE OF COMMON STOCK

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

NOTE 21 – STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer at least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital.  The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 22– ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2007, the only component of accumulated other comprehensive income was translation reserve.

NOTE 23 – CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2007 and 2006, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,			Percentage of Accounts Receivable as at December 31,
	2007	2006	2005	2007	2006	2005
Customer A	*	56%	40%	*	59%	*
Customer B	*	*	10%	*	*	*
Customer C	16%	*	*	12%	*	*

* less than 10%

NOTE 24 – RELATED PARTY TRANSACTION

During the year ended December 31, 2007, SHSY paid a portrait fee of approximately $411,000 to Ms Chang Shu-Ching. Ms Chang is an ex-director of the Company and the portrait fee was agreed on an arm length basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal year covered by this report, our disclosure controls and procedures were ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

In the course of evaluating our internal controls over financial reporting as at December 31, 2007, management has identified deficiencies related to the failure to correctly apply accounting principle in underwriting revenue recognition, to recognize the minority interest, to accrue for commission and to recognize provision for taxation.

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

There were no changes in our internal controls over financial reporting during the fiscal year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report of Internal Control over Financial Reporting

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. However, in connection with its audit of our financial statements, our independent registered public accounting firm reported material weaknesses in our internal controls over our ability to produce financial statements free from material misstatements. Those material weaknesses are the failure to correctly apply accounting principle in underwriting revenue recognition, to recognize the minority interest, to accrue for commission and to recognize provision for taxation. We determined that there were material weaknesses in the Company’s internal controls and therefore they were ineffective as of December 31, 2007.

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

Following is biographical information for each of the 7 directors consisting of the age, principal occupation, and other relevant information. The designation of “Affiliated” noted beside the director’s name indicates that the director is an officer or employee of Sunrise. The designation of “Independent” noted beside the director’s name indicates that the director is considered an independent director with in the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung CEO, President & Chairman Executive Officer of subsidiaries	2007 2006	145,976 146,826	21,950(2) 150,364	0 0	0 0	0 0	0 0	91,796(3) 92,825	259,722 390,015

Art Honanyan Chief Financial Officer	2007 2006	55,234 52,707	0 6,852	0 0	0 0	0 0	0 0	12,624 12,047	67,858 71,606

Lin Chao-Chin Senior Vice President Managing director of subsidiaries	2007 2006	145,976 146,826	21,950(2) 150,364	0 0	0 0	0 0	0 0	91,796(3) 92,825	259,722 390,015

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by BDO McCabe Lo Limited for services rendered during the year ended December 31, 2007, 2006 and 2005 are described as follows:

Fees for audit and review services amounted to $141,500 in 2007, $116,500 in 2006 and $82,500 in 2005, respectively. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company’s Quarterly Reports on Form 10-QSB.

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