Form 10-Q/A
period 2008-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2009-05-15
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

For the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) discloses and discusses the impact and effect of a restatement of our previously filed unaudited consolidated financial statements contained in our originally-filed Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed with the Securities and Exchange Commission on May 20, 2008. This restatement is necessary because we concluded that our previously reported consolidated financial statements for the fiscal years ended December 31, 2007, 2006 and 2005 and the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 did not correctly apply accounting principles for the recognition of underwriting sales revenue. The impact of the incorrect application of accounting principles is summarized below under Restatement Summary.

As a result, we are filing this amended Quarterly Report on Form 10-Q/A for March 31, 2008, to make the necessary corrections to account for the underwriting sales revenue, the overstatement of minority interests and provision for onerous contracts during this period, which contains an explanation in Note 1 to the financial statements.

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)
	March 31,	December 31,
	2008	2007
	(Restated)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$1,455,685	$2,281,516
Restricted cash (Note 10)	558,556	2,441,579
Accounts receivable	304,480	842,868
Promissory deposits (Note 3)	723,750	273,800
Amounts due from venturers (Note 4)	1,004,340	1,069,484
Amount due from related party (Note 12)	367,574	312,132
Other receivables and deposits (Note 5)	946,147	602,373

Total current assets	5,360,532	7,823,752

Property, plant and equipment – net (Note 6)	2,751,924	2,519,585
Equity investment (Note 7)	81,208	78,033
Investment properties (Note 8)	7,989,374	7,800,228
Deferred tax asset (Note 9)	1,073,326	1,021,059
Goodwill	13,307	13,307

Total assets	$17,269,671	$19,255,964

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 10)	$199,459	$191,660
Promissory notes payable (Note 11)	653,620	976,435
Accounts payable	98,103	230,654
Amount due to director (Note 12)	69,975	171,458
Amount due to related party (Note 12)	207,567	159,561
Other payables and accrued expenses (Note 13)	1,777,698	2,452,833
Other tax payable (Note 14)	550,017	546,873
Income tax payable	1,294,924	1,238,912

Total current liabilities	4,851,363	5,968,386

Commitments and contingencies (Note 15)
Long-term bank loans (Note 10)	6,035,678	5,847,606
Long-term promissory notes payable (Note 11)	77,778	111,112
Deposits received from underwriting sales (Note 16)	8,058,309	7,743,240
Minority interest	439,014	431,674

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 and 23,691,925 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 17)	729,744	729,744
Accumulated losses	(7,471,754)	(6,157,723)
Accumulated other comprehensive income (Note 18)	692,612	724,998

Total shareholders’ equity	(2,192,471)	(846,054)

Total liabilities and shareholders’ equity	$17,269,671	$19,255,964

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended March 31,
	2008	2007
	(Restated) (Restated)
Net Revenues	$1,319,545	$1,135,155

Cost of Revenues	(1,302,924)	(1,289,618)

Gross Profit/(Loss)	16,621	(154,463)

Operating Expenses	(310,626)	(239,509)

General and Administrative Expenses	(893,222)	(894,575)

Operating Loss	(1,187,227)	(1,288,547)

Interest Income	5,769	4,227

Other Income, Net	6,532	55,641

Interest Expenses	(143,640)	(202,562)

Loss Before Income Tax and Minority Interest	(1,318,566)	(1,431,241)

Income Tax	(5,496)	-

Loss Before Minority Interest	(1,324,062)	(1,431,241)

Minority Interest	10,031	3,080

Net Loss	$(1,314,031)	$(1,428,161)

Loss Per Share – Basic and Fully Diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding – Basic and Fully Diluted[1]	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

¹Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Three Months Ended March 31,
	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities
Net Loss	$(1,314,031)	$(1,428,161)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation of property, plant and equipment	191,144	83,581
(Gain) /loss on disposal of property, plant and equipment	(7,429)	532
Minority interest	(10,031)	(3,080)
Change in:
Accounts receivable	561,901	2,829,625
Promissory deposits	(430,547)	(643,882)
Other receivables and deposits	(299,747)	(359,592)
Amount due from related party	(55,442)	-

Accounts payable	(139,264)	(339,773)
Amounts with venturers	67,098	(122,892)
Other payables and accrued expenses	(759,414)	(500,970)
Interest payable on promissory notes	17,291	84,830
Interest payable on amount due to director	2,897	(11,450)
Amount due to related party	48,006	-
Other tax payable	(18,748)	(145,130)
Income tax payable	5,496	(161,804)
Restricted cash	1,883,023	-
Net cash used in operating activities	(257,797)	(718,166)

Cash flows from investing activities
Acquisition of property, plant and equipment	(272,021)	(375,073)
Proceeds from disposal of property, plant and equipment	86,668	-
Net cash used in investing activities	(185,353)	(375,073)

Cash flows from financing activities
Bank loans repayment	(48,925)	(312,166)
Repayment of promissory note	(373,440)	(183,334)
Proceeds from promissory note	-	2,565,903
Repayment to director	(104,380)	-
Net cash (used in)/provided by financing activities	(526,745)	2,070,403

Effect of exchange rate changes on cash and cash equivalents	144,064	21,761

Net increase in cash and cash equivalents	(825,831)	998,925
Cash and cash equivalents at beginning of period	2,281,516	945,727
Cash and cash equivalents at end of period	$1,455,685	$1,944,652

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	-	174,206
Interest paid	129,468	129,182

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

Restatement Summary

The Company discovered errors to previously issued financial statements for the fiscal years ended December 31, 2007, 2006 and 2005 and the condensed financial statements for period ended March 31, 2007 and 2008, June 30, 2007 and 2008 and September 30, 2007. The Company has filed the restated financial statements for these periods to make the correction of the errors.

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

The Company has subsequently determined that the correct application of accounting principles had not been applied for the recognition of underwriting sales revenue. In this correction, the financial statements for the years ended December 31, 2007 and 2006 and 2005 were restated to increase the Company’s deferred tax assets, advances to venturers and deposits received from underwriting sales by deferring revenue recognition from the closing of the sale, to generally when the remaining maximum exposure to loss is reduced below the amount of gain deferred. As a result, the Company’s net asset values as of December 31, 2007, 2006 and 2005 were reduced by $5,574,548, $5,315,410 and $1,806,588, respectively. The Company’s net assets values as of March 31, 2008 and 2007 were reduced by $5,573,877 and $5,110,044 respectively. The correction of this error reduced the Company’s losses for the year ended December, 2007 by $157,811 and reduced the Company’s profit for the year ended December 31, 2006 and 2005 by $3,365,274 and $1,779,656, respectively. The correction of this error does not have any effect on Company’s income statement for the period ended March 31, 2008 and 2007.

The second restatement relates to correct the overstatement of the minority shareholders’ share of the Company’s result by $111,135.  As a result of the correction of this item, the Company’s financial statements for the year ended 2007 were restated and the Company’s loss for the year ended December 31, 2007 were reduced by $106,759 and total of the accumulated losses and accumulated other comprehensive income as of December 31, 2007 and March 31, 2008 were reduced by $111,135and $115,658 respectively.

The third restatement relates to correct the unprovided commission accrual of $335,873 and the under-provision for China taxes of $566,879 for the year ended December 31, 2006. The effect of this restatement was taken up in the 10KSB for year ended December 31, 2007 and 2006, which were filed on May 16, 2008. As a result of the correction, the retained earnings and accumulated other comprehensive income for period ended March 31, 2007 were reduced by $902,752 in total.

The fourth restatement relates to reclassifying from the cost of revenue to minority interest in regards to the venturers’ profit sharing of the underwriting sales project. As a result of the reclassification, the cost of revenue in 2006 was reduced by $579,729.

The fifth restatement relates to recognize an accrual for onerous contracts which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The provisions for onerous contacts for the year ended December 31, 2007 and 2006 were $252,070 and $283,741, respectively while provision for onerous contracts for the period ended March 31, 2008 and 2007 were $521,088 and $322,667, respectively. As a result of the restatement, the retained earnings and accumulated other comprehensive income for 2007 and 2006 were reduced by $535,811 and $283,741, respectively. The retained earnings and accumulated other comprehensive income for period ended March 31, 2008 and March 31, 2008 are reduced by $521,088 and $322,667 respectively. The net loss for period ended March 31, 2008 reduced by $14,723 and loss for period ended March 31, 2007 are increased by $38,926.

The following summarizes the above restatements.

For the year ended December 31, 2007

	As reported	Adjustments	As restated
Deferred tax assets	$-	$1,021,059	$1,021,059
Amount due from venturers	79,662	989,822	1,069,484
Other payables and accrued expenses	2,074,833	378,000	2,452,833
Deposits received from underwriting sales	-	7,743,240	7,743,240
Minority interest of consolidated subsidiaries	542,809	(111,135)	431,674
Retained earnings (Accumulated losses)	(741,548)	(5,416,175)	(6,157,723)
Accumulated other comprehensive income	1,308,047	(583,049)	724,998
Cost of revenues	6,711,704	94,259	6,805,963
Minority interest of consolidated subsidiaries – Income statements	157,589	(106,759)	50,830
Net profit (loss)	(4,765,749)	(12,500)	(4,753,249)

For the year ended December 31, 2006

	As reported	Adjustments	As restated
Deferred tax assets	$142,842	$795,292	$938,134
Amounts due from venturers	1,939,616	159,174	2,098,790
Other payables and accrued expenses	1,874,577	283,741	2,158,318
Deposits received from underwriting sales	-	7,243,366	7,243,366
Income tax payable	1,933,491	(142,842)	1,790,649
Amounts due to venturers	1,410,377	1,410,377	-
Minority interest of controlled joint venture	-	579,729	579,729
Retained earnings (Accumulated losses)	4,857,948	(5,428,675)	(570,727)
Accumulated other comprehensive income	456,743	(170,476)	286,267
Net revenues	16,417,471	(4,905,767)	11,511,704
Cost of revenues	7,246,933	(1,285,810)	5,961,123
Income tax	1,767,088	(550,667)	1,216,421
Minority interest of consolidated joint venture – Income statements	-	579,729	579,729
Net profit (loss)	2,773,310	(3,649,019)	(875,709)

For the year ended December 31, 2005

	As reported	Adjustments	As restated
Deferred tax assets	$144,333	$214,590	$358,923
Deposits received from underwriting sales	-	2,165,511	2,165,511
Income tax payable	511,700	(144,333)	367,367
Retained earnings (Accumulated losses)	2,559,836	(1,779,656)	780,180
Accumulated other comprehensive income	147,349	(26,932)	120,417
Net revenues	10,880,468	(2,133,234)	8,747,234
Income tax	500,732	(353,578)	147,154
Net profit	2,096,143	(1,779,656)	316,487

For the period ended March 31, 2007

	As reported	Adjustments	As restated
Deferred tax assets	144,218	805,491	949,709
Amounts due from venturers	1,958,300	989,822	2,948,122
Other payables and accrued expenses	1,011,452	658,540	1,669,998
Deposits received from underwriting sales	-	7,313,048	7,313,048
Income tax payable	1,217,319	422,661	1,639,980
Amounts due to venturers	1,410,377	(579,729)	830,648
Minority interest of consolidated project venturers	-	579,729	579,729
Retained earnings (Accumulated loss)	4,353,351	(6,352,238)	(1,998,887)
Accumulated other comprehensive income	598,990	(246,671)	352,319
Cost of revenues	1,250,692	38,926	1,289,618
Net loss	1,389,235	38,926	1,428,162

For the period ended March 31, 2008

	As reported	Adjustments	As restated
Other payables and accrued expenses	1,414,422	363,276	1,777,698
Amounts due from venturers	14,518	989,822	1,004,340
Deferred tax assets	-	1,073,326	1,073,326
Deposits received from underwriting sales	-	8,058,309	8,058,309
Minority interest	554,672	(115,658)	439,014
Accumulated losses	(2,070,302)	(5,401,452)	(7,471,754)
Accumulated other comprehensive income	1,533,939	(841,327)	692,612
Cost of revenues	1,317,647	(14,723)	1,032,924
Net loss	1,328,754	(14,723)	1,314,031

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

The Company accounts for underwriting sales in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). The gain on underwriting sales is recognized when the criteria in SFAS No. 66 have been met, generally at the time title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

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

NOTE 5 - OTHER RECEIVABLES AND DEPOSITS

	March 31,	December 31,
	2008	2007
Advances to staff	$17,417	$20,486
Rental deposits	94,099	101,370
Prepaid rental	482,868	406,833
Renovation work deposit	257,253	-
Other receivables	94,510	73,684
	$946,147	$602,373

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT – NET

	March 31,	December 31,
	2008	2007
Furniture and fixtures	$146,972	$133,970
Computer and office equipment	301,322	275,988
Motor vehicles	677,711	618,024
Properties	2,155,502	2,071,225
	3,281,507	3,099,207
Less: Accumulated depreciation	(529,583)	(579,622)
	$2,751,924	$2,519,585

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

All above investment properties as of March 31, 2008 were pledged to secure a loan in note 10.

NOTE 9 – DEFERRED TAX ASSET

The net deferred tax assets from continuing operations are determined under the liability method based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted statutory tax rates. The deferred tax provision (benefit) is the result of changes in these temporary differences. As of December 31, 2007 and March 31, 2008, the tax effect of the temporary differences mainly represent the deferred tax assets arising from the deferred gain of the underwriting sale using the deposit method.

NOTE 10 - BANK LOANS

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

Second, the remaining bank loan of US$548,512 bears interest at 6.48% per annum, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 6 above.

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

Amount due to related party

The amount represents a rental deposits received from SZBFND.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2008	2007
	(Restated)	(Restated)
Accrued staff commission & bonus	$250,525	$1,013,650
Rental deposits received	594,614	519,352
Accrual for onerous contracts	521,087	535,811
Other payables	411,472	384,020
	$1,777,698	$2,452,833

NOTE 14 – OTHER TAX PAYABLE

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

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The accrual for onerous contacts as of December 31, 2007 and 2006 were $535,811 and $521,087, respectively.

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

NOTE 16 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

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

NOTE 17 – STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer at least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital.  The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

NOTE 18– ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2008, the only component of accumulated other comprehensive income was translation reserve.

NOTE 19 – CONCENTRATION OF CUSTOMERS

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

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2008	% to total	2007	% to total	% change
Agency sales	$534,322	41%	$509,392	39%	5%
Underwriting sales	$-	0%	$35,424	3%	(100)%
Property management	$768,602	59%	$744,802	58%	3%
Cost of revenue	$1,302,924	100%	$1,289,618	100%	1%

The cost of revenue in the first quarter, 2008 was $1,302,924, an increase of 1% from $1,289,618 in the same period in 2007. In the first quarter, 2008, agency sales represented 41% of cost of revenue and property management represented 59%. In the first quarter, 2007, agency sales represented 39% of cost of revenue, underwriting sales represented 3% and property management represented 58%. The increase in cost of revenue in first quarter, 2008 was mainly due to the increase in our property management.

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

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2008, our principal sources of cash were revenues from our agency sales business. We expect these sources of revenues will continue to meet our cash requirements, including debt service, operating expenses and promissory deposits for various property projects.

Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $2,014,241 (including cash and cash equivalents of $1,455,685 and restricted cash of $558,556). The Company’s operating activities used cash in the amount of $257,797 in the first quarter of 2008, which was primarily attributable to the Company’s net loss in the amount of $1,328,754.

The Company’s investing activities consumed cash in the amount of $185,353 in the first quarter, 2008, which was primarily attributable to the decreased in restricted cash balance.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were ineffective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

During its review of our financial statements for the period ended June 30, 2008, our management became aware that our previously reported unaudited consolidated financial statements filed with our originally-filed Quarterly Report on Form 10-Q for the period ended March 31, 2008, did not properly account for its underwriting sales revenue and overstated its minority interests. As a result, we have filed this amended filing to restate our consolidated financial statements for this period. Management evaluated the impact of our failure to properly detect this error on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted in our failure to detect this error in the review of our quarterly financial statements represented a material weakness.

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

ITEM 2. NREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

SUNRISE REAL ESTATE GROUP, INC.

Date: May 14, 2009	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 14, 2009	By:	/s/ Wang Wen-Yan
Wang Wen-Yan, Chief Financial Officer