Form 10-Q/A
period 2008-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2009-05-15
CIK 1083490

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

For the Quarter Ended June 30, 2008

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) discloses and discusses the impact and effect of a restatement of our previously filed unaudited consolidated financial statements contained in our originally-filed Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed with the Securities and Exchange Commission on August 19, 2008. This restatement is necessary because after consideration of the comments from the Securities and Exchange Commission, we concluded that our previously reported consolidated financial statements for the fiscal years ended December 31, 2007, 2006 and 2005 and the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 did not correctly apply accounting principles for the recognition of underwriting sales revenue. The impact of the incorrect application of accounting principles is summarized below under Restatement Summary.

As a result, we are filing this amended Quarterly Report on Form 10-Q/A for June 30, 2008, to make the necessary corrections to account for the underwriting sales revenue, the overstatement of minority interests and provision for onerous contracts during this period, which contains an explanation in Note 1 to the financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2008	2007
	(Restated)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$922,232	$2,281,516
Restricted cash (Note 10)	230,242	2,441,579
Accounts receivable	601,476	842,868
Promissory deposits (Note 3)	947,646	273,800
Amounts due from venturers (Note 4)	989,822	1,069,484
Amount due from related party (Note 12)	332,405	312,132
Other receivables and deposits (Note5)	838,006	602,373

Total current assets	4,861,829	7,823,752

Property, plant and equipment – net (Note 6)	2,745,848	2,519,585
Equity investment (Note 7)	83,101	78,033
Investment properties (Note 8)	8,044,389	7,800,228
Deferred tax asset (Note 9)	1,104,489	1,021,059
Goodwill	13,307	13,307

Total assets	$16,852,963	$19,255,964

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 10)	$204,108	$191,660
Promissory notes payable (Note 11)	517,187	976,435
Accounts payable	267,459	230,654
Amount due to director (Note 12)	71,481	171,458
Amount due to related party (Note 12)	127,443	159,561
Other payables and accrued expenses (Note 13)	2,112,049	2,452,833
Other tax payable (Note 14)	605,002	546,873
Income tax payable	1,044,887	1,238,912

Total current liabilities	4,949,616	5,968,386
Commitments and contingencies (Note 15)

Long-term bank loans (Note 10)	6,125,355	5,847,606
Long-term promissory notes payable (Note 11)	57,223	111,112
Deposits received from underwriting sales (Note 16)	8,246,164	7,743,240
Minority interest	457,296	431,674

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 and 23,691,925 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 17)	729,744	729,744
Accumulated losses	(8,238,094)	(6,157,723)
Accumulated other comprehensive income (Note 18)	668,732	724,998

Total shareholders’ equity	(2,982,691)	(846,054)

Total liabilities and shareholders’ equity	$16,852,963	$19,255,964

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
Net Revenues	$2,641,681	$1,520,047	$3,961,226	$2,655,202

Cost of Revenues	(1,797,549)	(1,490,796)	(3,100,473)	(2,717,382)

Gross Profit/ (Loss)	844,132	29,251	860,753	(62,180)

Operating Expenses	(328,489)	(255,412)	(639,115)	(494,921)

General and Administrative Expenses	(1,098,242)	(936,714)	(1,991,464)	(1,831,289)

Operating Loss	(582,599)	(1,162,875)	(1,769,826)	(2,388,390)

Interest Income	3,561	3,344	9,330	7,571

Other Income/(Expenses), Net	(1,394)	(34,851)	5,138	(42,242)

Interest Expenses	(154,836)	(222,785)	(298,476)	(425,347)

Loss Before Income Tax and Minority Interest	(735,268)	(1,417,167)	(2,053,834)	(2,848,408)

Income Tax	(23,388)	(28,973)	(28,884)	(28,973)

Loss Before Minority Interest	(758,656)	(1,446,140)	(2,082,718)	(2,782,605)

Minority Interest	(7,684)	(38,533)	2,347	(35,453)

Net Loss	$(766,340)	$(1,484,673)	$(2,080,371)	$(2,912,834)

Loss Per Share – Basic and Fully Diluted	$(0.03)	$(0.06)	$(0.09)	$(0.12)

Weighted average common shares outstanding – Basic and Fully Diluted[1]	23,691,925	23,691,925	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

1 Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Decrease)/Increase in Cash and Cash Equivalents

(Expressed in US Dollars)

	Six Months Ended June 30,
	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities
Net Loss	$(2,080,371)	$(2,912,834)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation of property, plant and equipment	389,097	240,757
(Gain)/loss on disposal of property, plant and equipment	(1,019)	848
Minority interest	(2,347)	35,453
Change in:
Accounts receivable	287,701	4,285,194
Promissory deposits	(637,376)	(647,752)
Other receivables and deposits	(190,911)	(488,359)
Accounts payable	21,202	(387,163)
Amount with related party	(41,271)	-
Amounts with venturers	82,420	578,679
Other payables and accrued expenses	(453,106)	89,950
Interest payable on promissory notes	(119,142)	186,238
Interest payable on amount due to director	4,403	(10,974)
Other tax payable	21,965	(224,817)
Income tax payable	(266,674)	(387,064)
Restricted cash	2,302,414	-
Net cash (used in)/provided by operating activities	(683,015)	358,156

Cash flows from investing activities
Acquisition of plant and equipment	(289,956)	(167,373)
Deposits paid for acquisition of properties	-	(1,850,424)
Proceeds from disposal of property, plant and equipment	95,883	-
Net cash used in investing activities	(194,073)	(2,017,797)

Cash flows from financing activities
Bank loans repayment	(99,148)	(630,508)
Repayment of promissory note	(393,995)	(205,556)
Proceeds from promissory note	-	2,565,903
Repayment to director	(104,380)	(79,026)
Advances from director	-	250,000
Net cash (used in)/provided by financing activities	(597,523)	1,900,813

Effect of exchange rate changes on cash and cash equivalents	115,327	62,691

Net (decrease)/increase in cash and cash equivalents	(1,359,284)	303,863
Cash and cash equivalents at beginning of period	2,281,516	945,727
Cash and cash equivalents at end of period	$922,232	$1,249,590

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	295,558	428,513
Interest paid	741,558	250,083

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

The Company has subsequently determined that the correct application of accounting principles had not been applied for the recognition of underwriting sales revenue. In this correction, the financial statements for the years ended December 31, 2007 and 2006 and 2005 were restated to increase the Company’s deferred tax assets, advances to venturers and deposits received from underwriting sales by deferring revenue recognition from the closing of the sale, to generally when the remaining maximum exposure to loss is reduced below the amount of gain deferred. As a result, the Company’s net asset values as of December 31, 2007, 2006 and 2005 were reduced by $$5,574,548, $5,315,410 and $1,806,588, respectively. The Company’s net assets values as of June 30, 2007 were reduced by $5,205,212,. No restatement on the Company’s net assets value as of June 30, 2008 as the effect of $6,878,203 has been taken up in filing on August 19, 2008. The correction of this error reduced the Company’s losses for the year ended December, 2007 by $157,811 and reduced the Company’s profit for the year ended December 31, 2006 and 2005 by $3,365,274 and $1,779,656, respectively. The correction of this error does not have any effect on Company’s income statement for the three months and six months period June 30, 2007 and 2008.

The second restatement relates to correct the overstatement of the minority shareholders’ share of the Company’s result by $111,135.  As a result of the correction of this item, the Company’s financial statements for the year ended 2007 were restated and the Company’s loss for the year ended December 31, 2007 were reduced by $106,759 and total of the accumulated losses and accumulated comprehensive other income as of December 31, 2007 were reduced by $111,135. The effect of this restatement for the period ended June 30, 2008 was taken up in the 10Q, which was filed on August 19, 2008.

The third restatement relates to correct the unprovided commission accrual of $335,873 and the under-provision for China taxes of US$566,879 for the year ended December 31, 2006. The effect of this restatement was taken up in the 10KSB for year ended December 31, 2007 and 2006, which were filed on May 16, 2008. As a result of the correction, the retained earnings and accumulated comprehensive other income for period ended June 30, 2007 were reduced by $902,752 in total.

The fourth restatement relates to reclassifying from the cost of revenue to minority interest in regards to the venturers’ profit sharing of the underwriting sales project. As a result of the reclassification, the cost of revenue in 2006 was reduced by $579,729.

The fifth restatement relates to recognize an accrual for onerous contracts which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The provisions for onerous contacts for the year ended December 31, 2007 and 2006 were $252,070 and $283,741, respectively. The provisions for onerous contacts for the six months and three months period ended June 30, 2007 were $94,776 and $55,850, respectively. The utilization for onerous contacts for the six months and three months period ended June 30, 2008 were $37,357 and $22,634, respectively.  As a result of the restatement, the total of retained earnings and accumulated other comprehensive income for 2007 and 2006 were reduced by $535,811 and $283,741, respectively. The retained earnings as of June 30, 2007 and June 30, 2008 by $378,517 and $498,454, respectively.

The following summarizes the above restatements.

For the year ended December 31, 2007
	As reported	Adjustments	As restated
Deferred tax assets	$-	$1,021,059	$1,021,059
Amount due from venturers	79,662	989,822	1,069,484
Other payables and accrued expenses	2,074,833	378,000	2,452,833
Deposits received from underwriting sales	-	7,743,240	7,743,240
Minority interest of consolidated subsidiaries	542,809	(111,135)	431,674
Retained earnings (Accumulated losses)	(741,548)	(5,416,175)	(6,157,723)
Accumulated other comprehensive income	1,308,047	(583,049)	724,998
Cost of revenues	6,711,704	94,259	6,805,963
Minority interest of consolidated subsidiaries – Income statements	157,589	(106,759)	50,830
Net profit (loss)	(4,765,749)	(12,500)	(4,753,249)

For the year ended December 31, 2006
	As reported	Adjustments	As restated
Deferred tax assets	$142,842	$795,292	$938,134
Amounts due from venturers	1,939,616	159,174	2,098,790
Other payables and accrued expenses	1,874,577	283,741	2,158,318
Deposits received from underwriting sales	-	7,243,366	7,243,366
Income tax payable	1,933,491	(142,842)	1,790,649
Amounts due to venturers	1,410,377	1,410,377	-
Minority interest of controlled joint venture	-	579,729	579,729
Retained earnings (Accumulated losses)	4,857,948	(5,428,675)	(570,727)
Accumulated other comprehensive income	456,743	(170,476)	286,267
Net revenues	16,417,471	(4,905,767)	11,511,704
Cost of revenues	7,246,933	(1,285,810)	5,961,123
Income tax	1,767,088	(550,667)	1,216,421
Minority interest of consolidated joint venture – Income statements	-	579,729	579,729
Net profit (loss)	2,773,310	(3,649,019)	(875,709)

For the year ended December 31, 2005
	As reported	Adjustments	As restated
Deferred tax assets	$144,333	$214,590	$358,923
Deposits received from underwriting sales	-	2,165,511	2,165,511
Income tax payable	511,700	(144,333)	367,367
Retained earnings (Accumulated losses)	2,559,836	(1,779,656)	780,180
Accumulated other comprehensive income	147,349	(26,932)	120,417
Net revenues	10,880,468	(2,133,234)	8,747,234
Income tax	500,732	(353,578)	147,154
Net profit (loss)	2,096,143	(1,779,656)	316,487

For the three months ended June 30, 2007
	As reported	Adjustments	As restated
Deferred tax assets	-	968,618	968,618
Amounts due from venturers	-	945,944	945,944
Other payables and accrued expenses	1,526,784	714,390	2,241,174
Amount due to venturers	43,878	(43,878)	-
Deposits received from underwriting sales	-	7,427,125	7,427,125
Income tax payable	1,008,958	566,879	1,575,838
Retained earnings (Accumulated losses)	2,924,529	(6,408,088)	(3,483,559)
Accumulated other comprehensive income	793,912	(341,866)	452,046
Cost of revenues	1,434,946	55,850	1,490,796
Net profit (loss)	(1,428,823)	(55,850)	(1,484,673)

For the six months ended June 30, 2007
	As reported	Adjustments	As restated
Deferred tax assets	-	968,618	968,618
Amounts due from venturers	-	945,944	945,944
Other payables and accrued expenses	1,526,784	714,390	2,241,174
Amount due to venturers	43,878	(43,878)	-
Deposits received from underwriting sales	-	7,427,125	7,427,125
Income tax payable	1,008,958	566,879	1,575,838
Retained earnings (Accumulated losses)	2,924,529	(6,408,088)	(3,483,559)
Accumulated other comprehensive income	793,912	(341,866)	452,046
Cost of revenues	2,622,606	94,776	2,717,383
Net profit (loss)	(2,818,058)	(94,776)	(2,912,834)

For the three months ended June 30, 2008
	As reported	Adjustments	As restated
Other payables and accrued charges	1,613,595	498,454	2,112,049
Advances to venturers	-	989,822	989,822
Retained earnings (Accumulated losses)	(8,465,989)	227,895	(8,238,094)
Cost of revenues	1,820,183	(22,634)	1,797,549
Net profit (loss)	(788,974)	22,634	(766,340)

For the six months ended June 30, 2008
	As reported	Adjustments	As restated
Amounts due from venturers	-	989,822	989,822
Other payables and accrued charges	1,613,595	498,454	2,112,049
Retained earnings (Accumulated losses)	(8,465,989)	227,895	(8,238,094)
Cost of revenues	3,137,830	(37,357)	3,100,473
Net profit (loss)	(2,117,728)	37,357	(2,080,371)

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $87,787 for the first and second quarters of 2008 and had net working capital deficiency of $1,077,609 as of June 30, 2008. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

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

NOTE 5 - OTHER RECEIVABLES AND DEPOSITS

	June 30	December 31,
	2008	2007
Advances to staff	$20,335	$20,486
Rental deposits	91,341	101,370
Prepaid rental	362,876	406,833
Renovation deposit	279,262	-
Other receivables	84,192	73,684
	$838,006	$602,373

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT – NET

	June 30,	December 31,
	2008	2007
Furniture and fixtures	$146,348	$133,970
Computer and office equipment	318,107	275,988
Motor vehicles	667,106	618,024
Properties	2,205,751	2,071,225
	3,337,312	3,099,207
Less: Accumulated depreciation	(591,464)	(579,622)
	$2,745,848	$2,519,585

All above properties as of June 30, 2008 and as of December 31, 2007 were pledged to secure a loan in note 9.

NOTE 7 – EQUITY INVESTMENT

On September 11, 2007, SHSY invested a 19% equity interest in a PRC company named Suzhou Bin Fen Nian Dai Administration Consultancy Company Limited (“SZBFND”).

NOTE 8 – INVESTMENT PROPERTIES

	June 30,	December 31,
	2008	2007
Investment property	$8,617,917	$8,092,319
Less: Accumulated depreciation	(573,528)	(292,091)
	$8,044,389	$7,800,228

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

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2008	2007
Accrued staff commission & bonus	$344,448	$1,013,650
Rental deposits received	657,058	519,352
Accrual for onerous contracts	498,454	535,811
Other payables	612,089	384,019
	$2,112,049	$2,452,833

NOTE 14 – OTHER TAX PAYABLE

Other tax payable mainly represents PRC business tax which is charged at a rate of 5% on the revenue from services rendered. The amount of PRC business tax charged for the period ended June 30, 2008 was $208,539.

NOTE 15- COMMITMENTS AND CONTINGENCIES

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

An accrual for onerous contracts was recognised which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The accrual for onerous contacts was $535,811 as of December 31, 2007 and $498,452 as of June 30, 2008.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 2008, the only component of accumulated other comprehensive income was translation reserve.

NOTE 19 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with current period’s presentation

NOTE 20 – CONCENTRATION OF CUSTOMERS

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

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2008	% to total	2007	% to total	% change	2008	% to total	2007	% to total	% change
Agency sales	1,003,271	56	514,587	35	95	1,537,593	50	1,023,979	37	50
Underwriting sales	-	-	39,978	3	(100)	-	-	12,370	1	(100)
Property Management	794,278	44	936,231	63	(15)	1,562,880	50	1,681,033	62	(7)
Cost of revenue	1,797,549	100	1,490,796	100	21	3,100,473	100	2,717,382	100	14

The cost of revenue of the second quarter of 2008 was $1,797,549, which increased 21% from $1,490,796 of the second quarter of 2007. The total cost of revenue of the first two quarters of 2008 was $3,100,473, which increased 14% from $2,717,382 of the first two quarters of 2007. In the second quarter of 2008, agency sales represented 56% of the total cost of revenue and property management represented 44%. In the first two quarters of 2008, agency sale represented 50% of the total cost of revenue and property management represented 50%. The increase in cost of revenue in the second quarter and first two quarters of 2008 was due to the increase in our agency sales.

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

We ended the period with a cash position of $1,152,474 (including cash and cash equivalents of $922,232 and restricted cash of $230,242). The Company’s operating activities used cash in the amount of $683,015 in the first two quarters of 2008, which was primarily attributable to the Company’s net loss and payment of promissory deposits.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: May 14, 2009	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 14, 2009	By:	/s/ Wang, Wen-Yan
Wang, Wen-Yan, Chief Financial Officer