Form 10-Q/A
period 2008-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2009-05-15
CIK 1083490

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

Explanatory Note

This Quarterly Report on Form 10-Q/A (Amendment No. 1) discloses and discusses the impact and effect of a restatement of our previously filed unaudited consolidated financial statements contained in our originally-filed Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed with the Securities and Exchange Commission on November 19, 2008. This restatement is necessary because after consideration of the comments from the Securities and Exchange Commission, we concluded that our previously reported consolidated financial statements for the fiscal years ended December 31, 2007, 2006 and 2005 and the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 did not correctly apply accounting principles for the recognition of underwriting sales revenue. The impact of the incorrect application of accounting principles is summarized below under Restatement Summary.

As a result, we are filing this amended Quarterly Report on Form 10-Q/A for September 30, 2008, to make the necessary corrections to account for the underwriting sales revenue, the overstatement of minority interests and provision for onerous contracts during this period, which contains an explanation in Note 1 to the financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	September 30,	December 31,
	2008	2007
	(Restated)	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$733,600	$2,281,516
Restricted cash (Note 10)	107,636	2,441,579
Accounts receivable	870,868	842,868
Promissory deposits (Note 3)	1,129,314	273,800
Amounts due from venturers (Note 4)	989,822	1,069,484
Amount due from related party (Note 12)	327,108	312,132
Other receivables and deposits (Note 5)	398,479	602,373

Total current assets	4,556,827	7,823,752

Property, plant and equipment – net (Note 6)	2,733,376	2,519,585
Equity investment (Note 7)	83,599	78,033
Investment properties (Note 8)	8,366,063	7,800,228
Deferred tax asset (Note 9)	1,112,675	1,021,059
Goodwill	13,307	13,307

Total assets	$16,865,847	$19,255,964

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 10)	$205,330	$191,660
Promissory notes payable (Note 11)	959,784	976,435
Accounts payable	335,929	230,654
Amount due to director (Note 12)	72,987	171,458
Amount due to related party (Note 12)	134,043	159,561
Other payables and accrued expenses (Note 13)	2,121,097	2,452,833
Other tax payable (Note 14)	608,058	546,873
Income tax payable	1,060,565	1,238,912

Total current liabilities	5,497,793	5,968,386

Commitments and contingencies (Note 15)

Long-term bank loans (Note 10)	6,110,676	5,847,606
Long-term promissory notes payable (Note 11)	22,222	111,112
Deposits received from underwriting sales (Note 16)	8,295,509	7,743,240
Minority interest	439,907	431,674

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 and 23,691,925 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 17)	729,744	729,744
Accumulated losses	(8,770,643)	(6,157,723)
Accumulated other comprehensive income (Note 18)	683,712	724,998

Total shareholders’ equity	(3,500,260)	(846,054)

Total liabilities and shareholders’ equity	$16,865,847	$19,255,964

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)

Net Revenues	$2,475,921	$1,817,590	$6,437,147	$4,472,792

Cost of Revenues	(1,697,306)	(1,506,577)	(4,797,779)	(4,286,991)

Gross Profit	778,651	311,013	1,639,368	185,801

Operating Expenses	(361,464)	(311,956)	(1,000,579)	(806,877)

General and Administrative Expenses	(802,226)	(1,155,748)	(2,793,690)	(2,987,037)

Operating Loss	(385,075)	(1,156,691)	(2,154,901)	(3,608,113)

Interest Income	2,191	5,505	11,521	13,076

Other Income/(Expenses), Net	11,183	(224,452)	16,321	(203,662)

Interest Expenses	(161,652)	(267,551)	(460,128)	(692,898)

Loss Before Income Tax and Minority Interest	(533,353)	(1,643,189)	(2,587,187)	(4,491,597)

Income Tax	(18,845)	(23,835)	(47,729)	(52,808)

Loss Before Minority Interest	(552,198)	(1,667,024)	(2,634,916)	(4,544,405)

Minority Interest	19,649	3,613	21,996	(31,840)

Net Loss	$(532,549)	$(1,663,411)	$(2,612,920)	$(4,576,245)

Loss Per Share – Basic and Fully Diluted	$(0.02)	$(0.07)	$(0.11)	$(0.19)

Weighted average common shares outstanding – Basic and Fully Diluted[1]	23,691,925	23,691,925	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

1 Share amounts have been retroactively restated to reflect the effect of a 3% stock dividend of common stock for each share of common stock outstanding at August 1, 2007.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(Decrease)/Increase in Cash and Cash Equivalents
(Expressed in US Dollars)

	Nine Months Ended September 30,
	2008	2007
	(Restated)	(Restated)

Cash flows from operating activities
Net Loss	$(2,612,920)	$(4,576,245)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation of property, plant and equipment	586,666	498,547
(Gain)/loss on disposal of property, plant and equipment	(2,360)	6,749
Loss on disposal of equity interest in subsidiary	-	14,750
Bad debts	-	349,195
Minority interest	21,996	31,840
Change in:
Accounts receivable	31,321	4,421,404
Promissory deposits	(815,299)	(652,078)
Other receivables and deposits	240,748	(840,816)
Accounts payable	86,626	(332,909)
Amount with related party	(28,879)	-
Amounts with venturers	83,232	582,544
Other payables and accrued expenses	(458,069)	111,452
Interest payable on promissory notes	(381,642)	301,911
Interest payable on amount due to director	5,909	(21,604)
Other tax payable	21,632	(216,226)
Income tax payable	(260,110)	(1,158,493)
Restricted cash	2,446,021	-
Net cash used in by operating activities	(1,035,128)	(1,479,979)

Cash flows from investing activities
Acquisition of plant and equipment	(370,063)	(79,733)
Deposits paid for acquisition of properties	-	(1,981,956)
Investment properties renovation	(401,882)	-
Proceeds from disposal of property, plant and equipment	136,009	6,199,246
Net cash (used in) provided by investing activities	(635,936)	4,137,557

Cash flows from financing activities
Bank loan obtained	-	8,477,008
Bank loans repayment	(150,186)	(4,685,624)
Repayment of promissory note	(163,891)	(250,000)
Proceeds from promissory note	429,105	2,565,903
Repayment to director	(104,380)	(109,026)
Advances from director	-	250,000
Net cash provided by financing activities	10,648	6,248,261

Effect of exchange rate changes on cash and cash equivalents	112,500	296,678

Net (decrease)/increase in cash and cash equivalents	(1,547,916)	9,202,517
Cash and cash equivalents at beginning of period	2,281,516	945,727
Cash and cash equivalents at end of period	$733,600	$10,148,244

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	307,838	1,181,313
Interest paid	835,861	412,591

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

The Company has subsequently determined that the correct application of accounting principles had not been applied for the recognition of underwriting sales revenue. In this correction, the financial statements for the years ended December 31, 2007 and 2006 and 2005 were restated to increase the Company’s deferred tax assets, advances to venturers and deposits received from underwriting sales by deferring revenue recognition from the closing of the sale, to generally when the remaining maximum exposure to loss is reduced below the amount of gain deferred. As a result, the Company’s net asset values as of December 31, 2007, 2006 and 2005 and September 30, 2008 and 2007 were reduced by $5,574,548, $5,315,410, $1,806,588, $989,822, and $5,291,570, respectively.  The correction of this error reduced the Company’s losses for the year ended December, 2007 by $157,811 and reduced the Company’s profit for the year ended December 31, 2006 and 2005 by $3,365,274, $1,779,656, respectively. The correction of this error does not have any effect on Company’s income statement for the three months and nine months ended September 30, 2008 and 2007.

The second restatement relates to correct the overstatement of the minority shareholders’ share of the Company’s result by $111,135.  As a result of the correction of this item, the Company’s financial statements for the year ended 2007 were restated and the Company’s loss for the year ended December 31, 2007 were reduced by $106,759 and total of the accumulated losses and accumulated comprehensive income as of December 31, 2007 were reduced by $111,135.

The third restatement relates to correct the unprovided commission accrual of $335,873 and the under-provision for China taxes of $566,879 for the year ended December 31, 2006.  The effect of this restatement was taken up in the 10KSB for year ended December 31, 2007 and 2006, which were filed on May 16, 2008.  As a result of the correction, the retained earnings and accumulated comprehensive income for period ended September 30, 2007 were reduced by $902,752 in total.

The fourth restatement relates to reclassifying from the cost of revenue to minority interest in regards to the venturers’ profit sharing of the underwriting sales project. As a result of the reclassification, the cost of revenue in 2006 was reduced by $579,729.

The fifth restatement relates to recognize an accrual for onerous contracts which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The provisions for onerous contacts for the year ended December 31, 2007 and 2006 were $252,070 and $283,741, respectively. The provisions for onerous contacts for the nine months and three months period ended September 30, 2007 were $177,771 and $82,995, respectively.  As a result of the restatement, the retained earnings and and accumulated other comprehensive income for 2007 and 2006 were reduced by $535,811 and $283,741, respectively. The retained earnings as of September 30, 2007 and September 30, 2008 are $461,511 and $203,639, respectively. No restatement was made on September 30, 2008 as the effect was taken up on the filing dated November 19, 2008.

The following summarizes the above restatements.

For the year ended December 31, 2007
	As reported	Adjustments	As restated

Deferred tax assets	$-	$1,021,059	$1,021,059
Amount due from venturers	79,662	989,822	1,069,484
Other payables and accrued expenses	2,074,833	378,000	2,452,833
Deposits received from underwriting sales	-	7,743,240	7,743,240
Minority interest of consolidated subsidiaries	542,809	(111,135)	431,674
Retained earnings (Accumulated losses)	(741,548)	(5,416,175)	(6,157,723)
Accumulated other comprehensive income	1,308,047	(583,049)	724,998
Cost of revenues	6,711,704	94,259	6,805,963
Minority interest of consolidated subsidiaries – Income statements	157,589	(106,759)	50,830
Net profit (loss)	(4,765,749)	(12,500)	(4,753,249)

For the year ended December 31, 2006
	As reported	Adjustments	As restated

Deferred tax assets	$142,842	$795,292	$938,134
Amounts due from venturers	1,939,616	159,174	2,098,790
Other payables and accrued expenses	1,874,577	283,741	2,158,318
Deposits received from underwriting sales	-	7,243,366	7,243,366
Income tax payable	1,933,491	(142,842)	1,790,649
Amounts due to venturers	1,410,377	1,410,377	-
Minority interest of controlled joint venture	-	579,729	579,729
Retained earnings (Accumulated losses)	4,857,948	(5,428,675)	(570,727)
Accumulated other comprehensive income	456,743	(170,476)	286,267
Net revenues	16,417,471	(4,905,767)	11,511,704
Cost of revenues	7,246,933	(1,285,810)	5,961,123
Income tax	1,767,088	(550,667)	1,216,421
Minority interest of consolidated joint venture – Income statements	-	579,729	579,729
Net profit (loss)	2,773,310	(3,649,019)	(875,709)

For the year ended December 31, 2005
	As reported	Adjustments	As restated

Deferred tax assets	$144,333	$214,590	$358,923
Deposits received from underwriting sales	-	2,165,511	2,165,511
Income tax payable	511,700	(144,333)	367,367
Retained earnings (Accumulated losses)	2,559,836	(1,779,656)	780,180
Accumulated other comprehensive income	147,349	(26,932)	120,417
Net revenues	10,880,468	(2,133,234)	8,747,234
Income tax	500,732	(353,578)	147,154
Net profit (loss)	2,096,143	(1,779,656)	316,487

For the nine months period ended September 30, 2007
	As reported	Adjustments	As restated

Deposits received for underwriting sales	$-	$7,530,658	$7,530,658
Amounts due from venturers	-	989,822	989,822
Exchange reserve	967,875	(428,224)	539,651
Deferred tax assets	-	985,973	985,973
Income tax payable	238,107	566,879	804,986
Other payables and accrued expenses	7,860,858	797,384	8,658,242
Retained earnings (Accumulated losses)	640,222	(6,491,082)	(5,850,860)
Cost of revenues	4,109,220	177,771	4,286,991
Net profit (loss)	(4,398,474)	(177,771)	(4,576,245)

For the three months period ended September 30, 2007
	As reported	Adjustments	As restated

Deposits received for underwriting sales	$-	$7,530,658	$7,530,658
Amounts due from venturers	-	989,822	989,822
Exchange reserve	967,875	(428,224)	539,651
Deferred tax assets	-	985,793	985,793
Income tax payable	238,107	566,879	804,986
Other payables and accrued expenses	7,860,858	797,384	8,658,242
Retained earnings (Accumulated losses)	640,222	(6,491,082)	(5,850,860)
Cost of revenues	1,423,582	82,995	1,506,577
Net profit (loss)	(1,580,416)	(82,995)	(1,663,411)

For the nine months period ended September 30, 2008
	As reported	Adjustments	As restated

Advances to venturers	-	989,822	989,822
Deferred tax assets	1,376,148	(263,473)	1,112,675
Retained earnings (Accumulated losses)	(9,496,992)	989,822	(8,507,170)

For the three months period ended September 30, 2008
	As reported	Adjustments	As restated

Advances to venturers	-	989,822	989,822
Deferred tax assets	1,376,148	(263,473)	1,112,675
Retained earnings (Accumulated losses)	(9,496,992)	989,822	(8,507,170)

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT – NET

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

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC, from which the Company derives its underwriting sales income. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 9. The carrying amount of $6,121,114 was pledged to a promissory note payable in note 11.

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

We ended the period with a cash position of $841,236 (including cash and cash equivalents of $733,600 and restricted cash of $107,636). The Company’s operating activities used cash in the amount of $1,035,128 in the first three quarters of 2008, which was primarily attributable to the Company’s net loss and payment of promissory deposits.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2008, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting

As of June 30, 2008, we had identified the significant deficiencies related to the failure to correctly apply accounting principle in underwriting revenue recognition and to recognize the minority interest. Our management was in the process to remediate these significant deficiencies by taking the following actions.

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