Form 10-Q
period 2009-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2009-05-20
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 10, 2009 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$595,413	$587,468
Restricted cash (Note7)	25,318	32,411
Accounts receivable	638,889	720,789
Promissory deposits (Note 3)	1,050,522	1,126,620
Other receivables and deposits (Note 4)	409,986	322,095

Total current assets	2,720,128	2,789,383

Property, plant and equipment – net (Note 5)	2,581,160	2,650,023
Investment properties (Note 6)	8,042,120	8,194,880
Goodwill	13,307	13,307

Total assets	$13,356,715	$13,647,593

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 7)	$6,043,743	$6,044,893
Promissory notes payable (Note 8)	1,087,926	963,006
Accounts payable	702,676	340,353
Amount due to directors (Note 9)	203,991	169,355
Amount due to related party (Note 9)	127,876	127,900
Other payables and accrued expenses (Note 10)	2,160,659	2,359,068
Other tax payable (Note 11)	607,460	593,899
Income tax payable	1,067,596	1,083,477

Total current liabilities	12,001,927	11,681,951

Commitments and contingencies (Note 12)

Long-term bank loans (Note 7)	153,601	204,840
Long-term promissory notes payable (Note 8)	-	11,111
Deposits received from underwriting sales (Note 13)	8,274,151	8,275,725
Minority interest of consolidated subsidiaries	425,542	488,330

Total liabilities	$20,855,221	$20,661,957

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of December 31, 2008 and December 31, 2007	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 14)	731,762	731,762
Accumulated losses	(12,671,529)	(12,188,648)
Accumulated other comprehensive income (Note 15)	584,334	585,595

Total shareholders’ deficit	(7,498,506)	(7,014,364)

Total liabilities and shareholders’ deficit	$13,356,715	$13,647,593

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net Revenues	$1,495,528	$1,319,545

Cost of Revenues	(1,230,271)	(1,428,752)

Gross Profit	265,257	(109,207)

Operating Expenses	(191,640)	(310,626)

General and Administrative Expenses	(481,555)	(767,394)

Operating Loss	(407,938)	(1,187,227)

Interest Income	899	5,769

Other Income, Net	14,613	6,532

Interest Expenses	(144,374)	(143,640)

Loss Before Income Tax and Minority Interest	(536,800)	(1,318,566)

Income Tax	(8,769)	(5,496)

Loss Before Minority Interest	(545,569)	(1,324,062)

Minority Interest	62,688	10,031

Net Loss	$(482,881)	$(1,314,031)

Loss Per Share – Basic and Fully Diluted	$(0.02)	$(0.06)

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925

Note: In our 2008 year-end financial statement, we reclassified the depreciation expenses of investment properties from General and Administrative Expenses to Cost of Revenues. For the first quarter of 2009, we have done the same reclassification of depreciation expense of investment properties in the amount of $125,828 from General and Administrative Expenses to Cost of Revenues.

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Loss	$(482,881)	$(1,314,031)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation of property, plant and equipment	217,343	191,144
Loss/ (Gain) on disposal of property, plant and equipment	4,609	(7,429)
Minority interest	(62,688)	(10,031)
Change in:
Accounts receivable	81,755	561,901
Promissory deposits	75,876	(430,547)
Other receivables and deposits	(87,943)	(299,747)
Amount due from related party	-	(55,442)
Accounts payable	362,351	(139,264)
Amounts with venturers	-	67,098
Other payables and accrued expenses	(197,940)	(759,414)
Interest payable on promissory notes	938	17,291
Interest payable on amount due to director	(1,600)	2,897
Amount due to related party	-	48,006
Other tax payable	13,673	(18,748)
Income tax payable	(15,673)	5,496
Restricted cash	7,086	1,883,023
Net cash used in operating activities	(85,094)	(257,797)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,413)	(272,021)
Proceeds from disposal of property, plant and equipment	-	86,668
Net cash used in investing activities	(2,413)	(185,353)

Cash flows from financing activities
Bank loans repayment	(51,195)	(48,925)
Repayment of promissory note	(33,333)	(373,440)
Proceeds from promissory note	146,272	-
Repayment to director	(43,881)	(104,380)
Advance from director	80,130	-
Net cash provided by/ (used in) financing activities	97,993	(526,745)

Effect of exchange rate changes on cash and cash equivalents	(2,541)	144,064

Net increase/(decrease) in cash and cash equivalents	7,945	(825,831)
Cash and cash equivalents at beginning of period	587,468	2,281,516
Cash and cash equivalents at end of period	$595,413	$1,455,685

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	24,650	-
Interest paid	145,036	129,468

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates as of March 31, 2009 and December 31, 2008 are US$1: RMB6.8359 and US$1: RMB6.8346, respectively.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $1,050,522 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

As of March 31, 2009, $731,433 out of the total promissory deposits was pledged to secure a promissory note payable in note 8.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	March 31	December 31
	2009	2008

Advances to staff	$12,494	$11,389
Rental deposits	70,086	72,228
Prepaid rental	282,492	205,811
Other receivables	44,914	32,667
	$409,986	$322,095

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	March 31,	December 31,
	2009	2008

Furniture and fixtures	$162,075	$146,873
Computer and office equipment	286,830	325,862
Motor vehicles	653,570	654,349
Properties	2,213,237	2,213,659
	3,315,712	3,340,743
Less: Accumulated depreciation	(734,552)	(690,720)
	$2,581,160	$2,650,023

All above properties as of March 31, 2009 and as of December 31, 2008 were pledged to secure a loan in note 7.

NOTE 6 – INVESTMENT PROPERTIES

	March 31,	December 31,
	2009	2008

Investment property	$9,058,183	$9,059,905
Less: Accumulated depreciation	(1,016,063)	(865,025)
	$8,042,120	$8,194,880

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC, from which the Company derives its underwriting sales income. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 7. The carrying amount of $6,004,869 was pledged to a promissory note payable in note 8.

As of May 10, 2009, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 95% of the total area of the one remaining floor was leased out.

NOTE 7 - BANK LOANS

Bank loans at March 31, 2009 included two bank loans, as listed below:

First, the balance includes a bank loan of $5,838,942, bears interest at prime rate as announced by the People’s Bank of China and repayable by an approximately $1,450,346 payment on February 1, 2010 and $4,388,596 payment on August 2, 2010. This bank loan is secured by the properties as mentioned in Note 6 above.

Pursuant to the relevant loan agreement, the using of the bank loan is restricted to pay for deposits and expenditures incurred in performing any real estate marketing projects of the Company, and approval from the lending bank is required for any transactions in excess of RMB1 million from the remaining balance. This balance is recorded as restricted cash on the balance sheet.

Second, the remaining bank loan of $358,402 bears interest at prime rate as announced by the People’s Bank of China, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 5 above.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are five promissory notes, as listed below:

First, the balance includes a promissory note of $111,110 and accrued interest of $5,002 thereon. This promissory note of $111,110 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $75,000 and accrued interest of $11,667 thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $146,287. This promissory note of $146,287 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fifth, the balance includes a promissory note of $438,860. This promissory note of $438,943 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $731,572 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of March 31, 2009, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $142,742 and accrued interest of $13,684 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $12,609 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of March 31, 2009.

Amount due to Lin Chao-Chin
A balance of $34,956 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of March 31, 2009.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2009	2008

Accrued staff commission & bonus	$404,125	$556,293
Rental deposits received	816,417	676,121
Accrual for onerous contracts	486,125	446,456
Other payables	453,992	680,198
	$2,160,659	$2,359,068

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the three months ended March 31, 2009 and 2008, the Company incurred lease expenses amounting to $86,772 and $99,943, respectively. As of March 31, 2009, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	March 31,	December 31,
	2009	2008

Within one year	$78,562	$144,325
Two to five years	20,700	42,995
Operating lease commitments	$99,262	$187,320

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period.  As of March 31, 2009, 113 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 89% of total area with these lease commitments.

As of March 31, 2009, the lease commitments are as follows:

	March 31,	December 31,
	2009	2008

Within one year	$3,239,015	$3,225,101
Two to five years	7,794,692	7,850,226
Over five years	330,831	346,550
Operating lease commitments arising from the promotional package	$11,364,538	$11,421,877

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $534,889 as of March 31, 2009 and $446,456 as of December 31, 2008.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of March 31, 2009, the compensation to terminate all leasing agreements is $2,908,473. According to the sub-leasing agreements that have been signed through March 31, 2009, the rental income from these sub-leasing agreements will be $ 2,026,239 within one year and $ 1,001,129 within two to five years. However, no assurance can be given that we can collect all of the rental income.

NOTE 13 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2009, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS

During the three months ended March 31, 2009 and 2008, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended March 31,		Percentage of Accounts Receivable as at March 31,
	2009	2008	2009	2008

Customer A	16	*	*	*
Customer B	15	*	*	*
Customer C	*	15	*	*
Customer D	*	11	*	*
Customer E	*	*	*	21
Customer F	*	*	*	19

* less than 10%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2008, which discusses our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those relating to our ability to raise money and grow our business, and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions.  Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

During the years of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have an annual rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.  The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of May 10, 2009, 115 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 91% of total area with these lease commitments.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the first quarter, 2009, with comparisons to the first quarter, 2008.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31,
	2009	% to total	2008	% to total	% change
Agency sales	$727,714	49%	$746,777	57%	(3)%
Property management	$767,814	51%	$572,768	43%	34%
Net revenue	$1,495,528	100%	$1,319,545	100%	13%

The net revenue in the first quarter, 2009 was $1,495,528, which was an increase of 13% from $1,319,545 in the first quarter, 2008. In the first quarter, 2009, agency sales represented 49% of net revenue and property management represented 51%.  In the first quarter, 2008, agency sales represented 57% of net revenue and property management represented 43%.  The increase in net revenue in the first quarter, 2009 was mainly due to the increase in our property management.

Agency sales

Agency sales represented 49% of our net revenue in the first quarter, 2009 and net revenue of agency sales in the first quarter, 2009 decreased 3% compared with same period in 2008. The primary reason was that:
1)	In first quarter, 2009, there were 9 agency sales projects contributing net revenue to the Company, compared to 18 projects in the same period in 2008.
2)	There were several projects in the initial stage, which didn’t contribute net revenue to the Company in the first quarter, 2009.

Because of our diverse market locations, the current macro economic policies had little impact on our agency sales business, and we are seeking stable growth in our agency sales business in 2009. However, there can be no assurance that we will be able to do so.

Property Management

During the years of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of March 31, 2009, 113 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 89% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2009 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2009	% to total	2008	% to total	% change
Agency sales	$245,310	20%	$534,322	37%	(54)%
Property management	$984,961	80%	$894,430	63%	10%
Cost of revenue	$1,230,271	100%	$1,428,752	100%	(14)%

The cost of revenue in the first quarter, 2009 was $1,230,271, a decrease of 14% from $1,428,752 in the same period in 2008. In the first quarter, 2009, agency sales represented 20% of cost of revenue and property management represented 80%. In the first quarter, 2008, agency sales represented 37% of cost of revenue and property management represented 63%. The decrease in cost of revenue in first quarter, 2009 was mainly due to the decrease in our agency sales.

Agency sales

The cost of revenue for agency sales in the first quarter, 2009 was $245,310, a decrease of 54% from $534,322 in the same period in 2008. This decrease was mainly due to the decrease in our staff costs, commissions and consulting fees in the first quarter, 2009, compared to the same period in 2008, the decrease of such expenses was $76,951, $36,354 and $155,579 respectively.

Property management

During the years of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy an annual rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively.

The leasing period started in the second quarter, 2006, and we recognized the rental coverage that we pay under these leasing agreements as our cost. As certain properties under this promotion package were not leased out in the first quarter of 2009, the Company recorded a negative gross profit margin for this period. We expect that these properties will be leased out in 2009, the gross margin will be improved. However, no assurance can be given that this will be the case.

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at appropriate discount rate. The accrual for onerous contacts was$534,889 as of March 31, 2009 and $446,456 as of December 31, 2008.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2009	% to total	2008	% to total	% change
Agency sales	$146,720	77%	$278,451	90%	(47)%
Property management	$44,920	23%	$32,175	10%	40%
Operating expenses	$191,640	100%	$310,626	100%	(38)%

The operating expenses in the first quarter, 2009 were $191,640, a decrease of 38% from $310,626 in the same period in 2008. In the first quarter, 2009, agency sales represented 77% of operating expenses and property management represented 23%.  In the first quarter, 2008, agency sales represented 90% of operating expenses and property management represented 10%.  The decrease in operating expenses in the first quarter of 2009 was mainly due to the decrease in our agency sales.

Agency sales

The operating expenses for agency sales in the first quarter, 2009 were $146,720 which decreased 47% from $278,451 in the same period in 2008.  This decrease was mainly due to the decrease in staff costs and office expenses in the first quarter, 2009, compared to the same period in 2008, the decrease of such expenses was $88,987 and $24,308 respectively.

Property management

The operating expenses for property management in the first quarter, 2009 were $44,920, an increase of 40% from $32,175 in the same period in 2008.  This increase was mainly due to the increase in staff costs and commissions in the first quarter, 2009, compared to the same period in 2008, the increase of such expenses was $5,981 and $6,825 respectively.

General and Administrative Expenses

The general and administrative expenses in the first quarter, 2009 were $481,555, a decrease of 37% from $767,394  in the same period in 2008.  This decrease was mainly due to the decrease in staff costs and business travel expenses in the first quarter, 2009, compared to the same period in 2008, the decrease of such expenses was $151,325 and $55,094 respectively.

Interest Expenses

Interest expenses in the first quarter, 2009 were $144,374, increasing 1% from $143,640 in the same period in 2008. The interest expenses were mainly incurred for bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2009, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $620,731 (including cash and cash equivalents of $595,413 and restricted cash of $25,318).

The Company’s operating activities used cash in the amount of $85,094, which was primarily attributable to the Company’s net loss in the amount of $482,881.  The net loss in the first quarter of 2009 represented a reduction in net losses of  $831,150, compared to the Company’s net loss for the first quarter of 2008 of $1,314,031.,

The Company’s investing activities provided cash resources of $2,413, which was primarily attributable to the use of restricted cash.

The Company’s financing activities provided cash resources of $97,993, which was primarily attributable to the advance from director and proceeds from promissory notes.

The potential cash needs for 2009 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

We anticipate that our current available funds, cash inflows from providing property agency services and management services, the proceeds from investment properties and the impending sale of shares of Common Stock to Whole World will be sufficient to meet our anticipated needs for working capital expenditures, business expansion and the potential cash needs during 2009.

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

The Company incurred losses of  $482,881 for the first quarter of 2009 and had a net working capital deficiency of $9,281,799 as of March 31, 2009. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

On March 10, 2009, we entered into a Share Purchase Agreement with Whole World Holding Corporation (“Whole World”) to issue 57 million shares to Whole World for US $20 million. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before May 17, 2009.   On May 17, 2009, the Company and Whole World agreed to extend the closing date until on or before August 17, 2009 and the terms and conditions of the Share Purchase Agreement otherwise remained unchanged. Management believes that the successful completion of the Share Purchase Agreement will enable the Company to have sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and building management operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2009, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2009, we entered into a Share Purchase Agreement with Whole World Holding Corporation (“Whole World”) to issue 57 million shares to Whole World for US $20 million. This agreement, subject to standard closing terms and conditions, is scheduled to close on or before August 17, 2009.  In connection with the issue of its shares to Whole World or their designees, Sunrise will rely on Regulation S as its exemption from the registration requirements of the Securities Act of 1933. All of such persons are non-US persons and agree that the shares may not be transferred or sold except in accordance with the provisions of Regulation S and/or compliance with the registration requirements of the Securities Act of 1933 or in reliance upon an applicable exemption therefrom. The certificates representing the Sunrise shares shall bear a legend reflecting such transfer restrictions and stop transfer orders will be placed with the transfer agent against these shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description
Number

31.1	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: May 19, 2009	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 19, 2009	By: /s/ Wang Wen-Yan
Wang Wen-Yan, Chief Financial Officer