Form 10-Q
period 2009-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2009-08-19
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2009 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2009

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$514,366	$587,468
Restricted cash (Note7)	12,785	32,411
Accounts receivable	776,431	720,789
Promissory deposits (Note 3)	955,995	1,126,620
Other receivables and deposits (Note 4)	398,430	322,095

Total current assets	2,658,007	2,789,383

Property, plant and equipment – net (Note 5)	2,491,323	2,650,023
Investment properties (Note 6)	7,895,539	8,194,880
Goodwill	13,307	13,307

Total assets	$13,058,176	$13,647,593

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 7)	$6,047,282	$6,044,893
Promissory notes payable (Note 8)	1,081,426	963,006
Accounts payable	1,028,967	340,353
Amount due to directors (Note 9)	315,643	169,355
Amount due to related party (Note 9)	170,577	127,900
Other payables and accrued expenses (Note 10)	1,806,964	2,359,068
Other tax payable (Note 11)	554,416	593,899
Income tax payable	1,057,383	1,083,477

Total current liabilities	12,062,658	11,681,951

Commitments and contingencies (Note 12)

Long-term bank loans (Note 7)	102,460	204,840
Long-term promissory notes payable (Note 8)	-	11,111
Deposits received from underwriting sales (Note 13)	8,278,995	8,275,725
Minority interest of consolidated subsidiaries	488,238	488,330

Total liabilities	$20,932,351	$20,661,957

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of December 31, 2008 and December 31, 2007	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 14)	731,762	731,762
Accumulated losses	(13,044,088)	(12,188,648)
Accumulated other comprehensive income (Note 15)	581,224	585,595

Total shareholders’ deficit	(7,874,175)	(7,014,364)

Total liabilities and shareholders’ deficit	$13,058,176	$13,647,593

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$1,759,981	$2,641,681	$3,255,509	$3,961,226

Cost of Revenues	(1,076,930)	(1,926,710)	(2,307,201)	(3,355,462)

Gross Profit	683,051	714,971	948,308	605,764

Operating Expenses	(267,871)	(328,489)	(459,511)	(639,115)

General and Administrative Expenses	(597,260)	(969,081)	(1,078,815)	(1,736,475)

Operating Profit/(Loss)	(182,080)	(582,599)	(590,018)	(1,769,826)

Interest Income	730	3,561	1,629	9,330

Other Income/(Expenses), Net	7,604	(1,394)	22,217	5,138

Interest Expenses	(122,139)	(154,836)	(266,513)	(298,476)

Profit/(Loss) Before Income Tax and Minority Interest	(295,885)	(735,268)	(832,685)	(2,053,834)

Income Tax	(14,271)	(23,388)	(23,040)	(28,884)

Profit/(Loss) Before Minority Interest	(310,156)	(758,656)	(855,725)	(2,082,718)

Minority Interest	(62,403)	(7,684)	285	2,347

Net Loss	$(372,559)	$(766,340)	$(855,440)	$(2,080,371)

Loss Per Share – Basic and Fully Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.09)

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925	23,691,925	23,691,925

Note: In our 2008 year-end financial statement, we reclassified the depreciation expenses of investment properties from General and Administrative Expenses to Cost of Revenues. For the first two quarters of 2008 and the second quarter of 2008, we have done the same reclassification of depreciation expense of investment properties in the amount of $254,989 and $129,161 from General and Administrative Expenses to Cost of Revenues.

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Loss	$(855,440)	$(2,080,371)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property, plant and equipment	429,783	389,097
Loss/ (Gain) on disposal of property, plant and equipment	113,027	(1,019)
Minority interest	(92)	(2,347)
Change in:
Accounts receivable	(55,343)	287,701
Promissory deposits	171,025	(637,376)
Other receivables and deposits	(76,188)	(190,911)
Amount due from related party	-	(41,271)
Accounts payable	688,298	21,202
Amounts with venturers	-	82,420
Other payables and accrued expenses	(552,891)	(453,106)
Interest payable on promissory notes	106,896	(119,142)
Interest payable on amount due to director	146,183	4,403
Amount due to related party	42,615
Other tax payable	(39,707)	21,965
Income tax payable	(26,515)	(266,674)
Restricted cash	19,634	2,302,414
Net cash provided by/(used in) operating activities	111,285	(683,015)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,415)	(289,956)
Proceeds from disposal of plant and equipment	18,292	95,883
Net cash provided by/(used in) investing activities	15,877	(194,073)

Cash flows from financing activities
Bank loans repayment	(102,434)	(99,148)
Repayment of promissory note	(44,444)	(393,995)
Proceeds from promissory note	146,334	-
Repayment to director	(64,889)	(104,380)
Advance from director	160,882	-
Net cash provided by/ (used in) financing activities	95,449	(597,523)

Effect of exchange rate changes on cash and cash equivalents	(295,713)	115,327

Net decrease in cash and cash equivalents	(73,102)	(1,359,284)
Cash and cash equivalents at beginning of period	587,468	2,281,516
Cash and cash equivalents at end of period	$514,366	$922,232

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	49,134	295,558
Interest paid	297,528	741,558

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates as of June 30, 2009 and December 31, 2008 are US$1: RMB6.8319 and US$1: RMB6.8346, respectively.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $955,995 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

As of June 30, 2009, $658,675 out of the total promissory deposits was pledged to secure a promissory note payable in note 8.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	June 30,	December 31,
	2009	2008

Advances to staff	$7,139	$11,389
Rental deposits	72,098	72,228
Prepaid rental	205,880	205,811
Other receivables	113,313	32,667
	$398,430	$322,095

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	June 30,	December 31,
	2009	2008

Furniture and fixtures	$158,176	$146,873
Computer and office equipment	278,344	325,862
Motor vehicles	613,275	654,349
Properties	2,215,142	2,213,659
	3,264,937	3,340,743
Less: Accumulated depreciation	(773,614)	(690,720)
	$2,491,323	$2,650,023

All above properties as of June 30, 2009 and as of December 31, 2008 were pledged to secure a loan in note 7.

NOTE 6 – INVESTMENT PROPERTIES

	June 30,	December 31,
	2009	2008

Investment property	$9,063,485	$9,059,905
Less: Accumulated depreciation	(1,167,946)	(865,025)
	$7,895,539	$8,194,880

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 7. The carrying amount of $2,091,672 was pledged to a promissory note payable in note 8.

As of August 10, 2009, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 90% of the total area of the one remaining floor was leased out.

NOTE 7 - BANK LOANS

Bank loans at June 30, 2009 included two bank loans, as listed below:

First, the balance includes a bank loan of $5,842,361, bears interest at prime rate as announced by the People’s Bank of China and repayable by an approximately $1,463,722 payment on February 1, 2010 and $4,378,639 payment on August 2, 2010. This bank loan is secured by the properties as mentioned in Note 6 above.

Pursuant to the relevant loan agreement, the using of the bank loan is restricted to pay for deposits and expenditures incurred in performing any real estate marketing projects of the Company, and approval from the lending bank is required for any transactions in excess of RMB1 million from the remaining balance. This balance is recorded as restricted cash on the balance sheet.

Second, the remaining bank loan of $307,381 bears interest at prime rate as announced by the People’s Bank of China, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 5 above.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are five promissory notes, as listed below:

First, the balance includes a promissory note of $99,999 and accrued interest of $8,335 thereon. This promissory note of $99,999 bears interest at a rate of 5% per annum. The promissory note is unsecured and will be repayable before October 31, 2009.

Second, the balance includes a promissory note of $75,000 and accrued interest of $12,604 thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $146,372. This promissory note of $146,372 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fifth, the balance includes a promissory note of $439,116. This promissory note of $439,116 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $658,675 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of June 30, 2009, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $197,292 and accrued interest of $18,138 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $19,259 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of June 30, 2009.

Amount due to Lin Chao-Chin
A balance of $33,519 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of June 30, 2009.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2009	2008

Accrued staff commission & bonus	$459,075	$556,293
Rental deposits received	761,970	676,121
Accrual for onerous contracts	141,026	446,456
Other payables	444,893	680,198
	$1,806,964	$2,359,068

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the six months ended June 30, 2009 and 2008, the Company incurred lease expenses amounting to $142,194 and $200,536, respectively. As of June 30, 2009, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30,	December 31,
	2009	2008

Within one year	$26,274	$144,325
Two to five years	2,469	42,995
Operating lease commitments	$28,743	$187,320

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the reporting date 60% of the buyers agreed upon the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2009, 101 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 87% of total area with these lease commitments.

As of June 30, 2009, the lease commitments are as follows:

	June 30,	December 31,
	2009	2008

Within one year	$2,121,230	$3,225,101
Two to five years	4,125,155	7,850,226
Over five years	1,025,349	346,550
Operating lease commitments arising from the promotional package	$7,271,734	$11,421,877

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $141,026 as of June 30, 2009 and $446,456 as of December 31, 2008.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2009, the compensation to terminate all leasing agreements is $1,906,160. According to the sub-leasing agreements that have been signed through June 30, 2009, the rental income from these sub-leasing agreements will be $ 1,706,616 within one year and $ 764,449 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 2009, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS

During the three months and six months ended June 30, 2009 and 2008, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended June 30,		Percentage of Net Sales Six Months Ended June 30,		Percentage of Accounts Receivable as of June 30,
	2009	2008	2009	2008	2009	2008

Customer A	*	21%	*	13%	*	26%
Customer B	*	15%	*	15%	*	*
Customer C	*	14%	*	*	*	*

* less than 10%

NOTE 17 – SUBSEQUENT EVENT

On March 10, 2009, the registrant, Sunrise Real Estate Group, Inc. ("Sunrise"), entered into a Share Purchase Agreement with Whole World Holding Corporation (“Whole World”) to issue 57 million shares to Whole World for US $20 million (“Funds”). This agreement, subject to standard closing terms and conditions, is scheduled to close on or before May 17, 2009 (“Closing Date”).  The Closing Date for the Share Purchase Agreement was subsequently extended to August 17, 2009.

On August 17, 2009, the Share Purchase Agreement was terminated due to the Funds not being received by Sunrise on the Closing Date.

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

During the years of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. Till the reporting date 60% of the buyers agreed upon the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of August 10, 2009, 89 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 85% of total area with these lease commitments.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2009, with comparisons to the historical three and six months ended June 30, 2008.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	% to total	2008	% to total	% change	2009	% to total	2008	% to total	% change
Agency sales	957,581	54	1,761,165	67	(46)	1,685,295	52	2,507,942	63	(33)
Property Management	802,400	46	880,516	33	(9)	1,570,214	48	1,453,284	37	8
Net revenue	1,759,981	100	2,641,681	100	(33)	3,255,509	100	3,961,226	100	(18)

The net revenue in the second quarter of 2009 was $$1,759,981, which decreased 33% from $2,641,681 in the second quarter of 2008. The total net revenue of the first two quarters of 2009 was $3,255,509, which decreased 18% from $3,961,226 of the first two quarters of 2008. In the second quarter of 2009, agency sales represented 54% of the total net revenue and property management represented 46%. In the first two quarters of 2009, agency sales represented 52% of the total net revenue and property management represented 48%. The decrease in net revenue in the second quarter and first two quarters of 2009 was due to the decrease in our agency sales.

Agency sales

In the second quarter and first two quarters of 2009, 54% and 52%, respectively, of our net revenue was due to agency sales. As compared with same period in 2008, net revenue of agency sales in the second quarter and first two quarters of 2009 decreased 46% and 33% respectively. The primary reason for the change was that there were two projects contributed $844,894 and $1,046,593 in the second quarter and first two quarters of 2008, and $130,796 in the first two quarters of 2009.

Because of our diverse market locations, the current macro economic policies had little impact on our agency sales business, and we are seeking stable growth in our agency sales business in 2009. However, there can be no assurance that we will be able to do so.

Property Management

During the years of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on the Sovereign Building are for 62% of the floor space that was sold to third party buyers. The leasing period started in the second quarter of 2006, and in the leasing period SZGFH has the right to sublease the leased properties to earn rental income. As of June 30, 2009, 101 sub-leasing agreements were signed. The area of these sub-leasing agreements represents 87% of total area under these lease commitments. We expect that the income from the sub-leasing business will be on a stable growth trend in 2009 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	% to total	2008	% to total	% change	2009	% to total	2008	% to total	% change
Agency sales	291,376	27	1,003,271	52	(71)	536,686	23	1,537,593	46	(65)
Property Management	785,554	73	923,439	48	(15)	1,770,515	77	1,817,869	54	(3)
Cost of revenue	1,076,930	100	1,926,710	100	(44)	2,307,201	100	3,355,462	100	(31)

The cost of revenue of the second quarter of 2009 was $1,076,930, which decreased 44% from $1,926,710 of the second quarter of 2008. The total cost of revenue of the first two quarters of 2009 was $2,307,201, which decreased 31% from $3,355,462 of the first two quarters of 2008. In the second quarter of 2009, agency sales represented 27% of the total cost of revenue and property management represented 73%. In the first two quarters of 2009, agency sale represented 23% of the total cost of revenue and property management represented 77%. The decrease in cost of revenue in the second quarter and first two quarters of 2009 was due to the decrease in our agency sales.

Agency sales

As compared with same period in 2008, net revenue of agency sales in the second quarter and first two quarters of 2009 decreased 46% and 33% respectively, and the cost of revenue in the same period decreased 71% and 65% accordingly.

Property management

During the years of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. In accordance with the leasing agreements, the owners of the properties can enjoy a rental return at 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. Till the reporting date 60% of the buyers agreed upon the lowered rate. The leasing period started in the second quarter, 2006, and we recognized the rental coverage that we pay under these leasing agreements as our cost. As certain properties under this promotion package were not leased out in the first two quarters of 2009, the Company recorded a negative gross profit margin for this period. We expect that these properties will be leased out in 2009, the gross margin will be improved. However, no assurance can be given that this will be the case.

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $141,026 as of June 30, 2009 and $446,456 as of December 31, 2008.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2009	% to total	2008	% to total	% change	2009	% to total	2008	% to total	% change
Agency sales	250,304	93	298,123	91	(16)	397,025	86	576,574	90	(31)
Property Management	17,567	7	30,366	9	(42)	62,486	14	62,541	10	0
Operating expenses	267,871	100	328,489	100	(18)	459,511	100	639,115	100	(28)

The operating expenses of the second quarter of 2009 were $267,871, which decreased 18% from $328,489 of the second quarter of 2008. The total operating expenses of the first two quarters of 2009 were $459,511, which decreased 28% from $639,115 of the first two quarters of 2008. In the second quarter of 2009, agency sales represented 93% of the total operating expenses and property management represented 7%. In the first two quarters of 2009, agency sale represented 86% of the total operating expenses and property management represented 14%. This decrease was due to the decrease in our agency sales.

Agency sales

When compared to 2008, the operating expenses for agency sales in the second quarter and first two quarters of 2009 decreased 16% and 31% respectively. The primary reason for the change was that in the second quarter of 2009, our traveling expenses and rental expenses of agency sales decreased $28,602 and $10,645 respectively, compared to the same period in 2008.

Property management

When compared to 2008, the operating expenses for property management in the second quarter of 2009 decreased 42%. The primary reason for the change was that in the second quarter of 2009, our staff cost of property management decreased $10,522, compared to the same period in 2008.

General and Administrative Expenses

When compared to 2008, the general and administrative expenses in the second quarter and first two quarters of 2009 decreased 38%. The primary reason for the change was the decrease in our staff cost, legal fees, traveling expenses and official expenses. In the second quarter and first two quarters of 2009, our staff cost decreased $183,275 and $334,600; legal fees decreased $59,153 and $37,017; traveling expenses decreased $49,096 and $104,190 and official expenses decreased $25,085 and $50,172, compared to the same period in 2008.

Interest Expenses

When compared to 2008, the interest expenses in the second quarter and first two quarters of 2009 decreased 21% and 11% respectively. The interest expenses relate to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the first two quarters of 2009, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $527,151 (including cash and cash equivalents of $514,366 and restricted cash of $12,785).

The Company’s operating activities provided cash in the amount of $111,285, which was primarily attributable to the increase of accounts payables.

The Company’s investing activities provided cash resources of $15,877, which was primarily attributable to the proceeds from disposal of plant and equipment.

The Company’s financing activities provided cash resources of $95,449, which was primarily attributable to the advance from director and proceeds from promissory notes.

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

ITEM 4.     CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2009, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: August 19, 2009	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 19, 2009	By: /s/ Wang Wen-Yan
Wang Wen-Yan, Chief Financial Officer