Form 10-Q
period 2009-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2009-11-18
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 10, 2009 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2009

INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$744,970	$587,468
Restricted cash (Note7)	11,943	32,411
Accounts receivable	1,461,498	720,789
Promissory deposits (Note 3)	951,823	1,126,620
Other receivables and deposits (Note 4)	286,756	322,095

Total current assets	3,456,990	2,789,383

Property, plant and equipment – net (Note 5)	2,435,592	2,650,023
Investment properties (Note 6)	7,747,538	8,194,880
Goodwill	13,307	13,307

Total assets	$13,653,427	$13,647,593

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 7)	$6,049,850	$6,044,893
Promissory notes payable (Note 8)	1,055,668	963,006
Accounts payable	1,624,863	340,353
Amount due to directors (Note 9)	342,005	169,355
Amount due to related party (Note 9)	127,981	127,900
Other payables and accrued expenses (Note 10)	1,921,668	2,359,068
Other tax payable (Note 11)	577,575	593,899
Income tax payable	1,056,498	1,083,477

Total current liabilities	$12,756,108	$11,681,951

Commitments and contingencies (Note 12)

Long-term bank loans (Note 7)	51,252	204,840
Long-term promissory notes payable (Note 8)	-	11,111
Deposits received from underwriting sales (Note 13)	5,713,020	8,275,725
Minority interest of consolidated subsidiaries	571,465	488,330

Total liabilities	$19,091,845	$20,661,957

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of December 31, 2008 and December 31, 2007	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 14)	731,762	731,762
Accumulated losses	(10,607,576)	(12,188,648)
Accumulated other comprehensive income (Note 15)	580,469	585,595

Total shareholders’ deficit	(5,438,418)	(7,014,364)

Total liabilities and shareholders’ deficit	$13,653,427	$13,647,593

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$5,319,508	$2,475,921	$8,575,017	$6,437,147

Cost of Revenues	(1,944,751)	(1,442,317)	(4,251,952)	(4,797,779)

Gross Profit	3,374,757	1,033,604	4,323,065	1,639,368

Operating Expenses	(247,382)	(361,464)	(706,893)	(1,000,579)

General and Administrative Expenses	(514,364)	(1,057,215)	(1,593,179)	(2,793,690)

Operating Profit/(Loss)	2,613,011	(385,075)	2,022,993	(2,154,901)

Interest Income	579	2,191	2,208	11,521

Other Income, Net	21,073	11,183	43,290	16,321

Interest Expenses	(115,153)	(161,652)	(381,666)	(460,128)

Profit/(Loss) Before Income Tax and Minority Interest	2,519,510	(533,353)	1,686,825	(2,587,187)

Income Tax	(25)	(18,845)	(23,065)	(47,729)

Profit/(Loss) Before Minority Interest	2,519,485	(552,198)	1,663,760	(2,634,916)

Minority Interest	(82,973)	19,649	(82,688)	21,996

Net Profit/(Loss)	$2,436,512	$(532,549)	$1,581,072	$(2,612,920)

Profit/(Loss) Per Share – Basic and Fully Diluted	$0.10	$(0.02)	$0.07	$(0.11)

Weighted average common shares outstanding
– Basic and Fully Diluted	23,691,925	23,691,925	23,691,925	23,691,925

Note: In our 2008 year-end financial statement, we reclassified the depreciation expenses of investment properties from General and Administrative Expenses to Cost of Revenues. For the first three quarters of 2008 and the third quarter of 2008, we have done the same reclassification of depreciation expense of investment properties in the amount of $392,616 and $137,627 from General and Administrative Expenses to Cost of Revenues.

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	$1,581,072	$(2,612,920)
Adjustments to reconcile net profit/(loss) to net cash used in operating activities
Depreciation of property, plant and equipment	640,562	586,666
Loss/ (Gain) on disposal of property, plant and equipment	16,881	(2,360)
Minority interest	82,688	21,996
Change in:
Accounts receivable	(739,706)	31,321
Promissory deposits	175,623	(815,299)
Other receivables and deposits	35,583	240,748
Accounts payable	1,283,517	86,626
Amounts with venturers	-	83,232
Other payables and accrued expenses	(439,090)	(458,069)
Deposit from underwriting sales	(2,568,062)	(28,879)
Interest payable on promissory notes	6,041	(381,642)
Interest payable on amount due to director	7,709	5,909
Other tax payable	(17,592)	21,632
Income tax payable	(27,061)	(260,110)
Restricted cash	20,483	2,446,021
Net cash provided by/(used in) operating activities	58,648	(1,035,128)

Cash flows from investing activities
Acquisition of property, plant and equipment	(5,094)	(370,063)
Investment properties renovation	-	(401,882)
Proceeds from disposal of plant and equipment	18,299	136,009
Net cash provided by/(used in) investing activities	13,205	(635,936)

Cash flows from financing activities
Bank loans repayment	(204,894)	(150,186)
Repayment of promissory note	(72,222)	(163,891)
Proceeds from promissory note	146,353	429,105
Repayment to director	(64,895)	(104,380)
Advance from director	229,838	-
Net cash provided by financing activities	34,180	10,648

Effect of exchange rate changes on cash and cash equivalents	51,469	112,500

Net increase/(decrease) in cash and cash equivalents	157,502	(1,547,916)
Cash and cash equivalents at beginning of period	587,468	2,281,516
Cash and cash equivalents at end of period	$744,970	$733,600

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	50,044	307,838
Interest paid	373,604	835,861

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of SRRE and its subsidiaries, CY-SRRE, LRY, SHXJY, SZXJY, SZXJYB, SZSY, KSSY, BJXJY, SHSY, SZGFH and SYSY.  All inter-company transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and all highly liquid investments with an original maturity of three months or less.

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates as of September 30, 2009 and December 31, 2008 are US$1: RMB6.8290 and US$1: RMB6.8346, respectively.

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

Revenue from marketing consultancy services is recognized when services are provided to clients, fees associated to services are fixed or determinable, and collection of the fees is assured.

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

The Company accounts for underwriting sales in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). The commission revenue on underwriting sales is recognized when the criteria in SFAS No. 66 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $951,823 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

As of September 30, 2009, $658,954 out of the total promissory deposits was pledged to secure a promissory note payable in note 8.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	September 30,	December 31,
	2009	2008

Advances to staff	$7,443	$11,389
Rental deposits	71,751	72,228
Prepaid rental	205,965	205,811
Other receivables	1,597	32,667
	$286,756	$322,095

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	September 30,	December 31,
	2009	2008

Furniture and fixtures	$87,952	$146,873
Computer and office equipment	352,045	325,862
Motor vehicles	613,282	654,349
Real Properties	2,215,473	2,213,659
	3,268,752	3,340,743
Less: Accumulated depreciation	(833,160)	(690,720)
	$2,435,592	$2,650,023

All above real properties as of September 30, 2009 and as of December 31, 2008 were pledged to secure a loan in note 7.

NOTE 6 – INVESTMENT PROPERTIES

	September 30,	December 31,
	2009	2008

Investment property	$9,067,334	$9,059,905
Less: Accumulated depreciation	(1,319,796)	(865,025)
	$7,747,538	$8,194,880

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 7. The carrying amount of $2,042,937 was pledged to a promissory note payable in note 8.

As of November 10, 2009, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 78% of the total area of the one remaining floor was leased out.

NOTE 7 - BANK LOANS

Bank loans at September 30, 2009 included two bank loans, as listed below:

First, the balance includes a bank loan of $5,844,842, bears interest at prime rate as announced by the People’s Bank of China and repayable by an approximately $1,464,343 payment on February 1, 2010 and $4,380,499 payment on August 2, 2010. This bank loan is secured by the properties as mentioned in Note 6 above.

Pursuant to the relevant loan agreement, the using of the bank loan is restricted to pay for deposits and expenditures incurred in performing any real estate marketing projects of the Company, and approval from the lending bank is required for any transactions in excess of RMB1 million from the remaining balance. This balance is recorded as restricted cash on the balance sheet.

Second, the remaining bank loan of $256,260 bears interest at prime rate as announced by the People’s Bank of China, and is repayable before December 15, 2010 in monthly installments. The bank loan is secured by the properties as mentioned in Note 5 above.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are five promissory notes, as listed below:

First, the balance includes a promissory note of $72,221 and accrued interest of $9,168 thereon. This promissory note of $72,221 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $75,000 and accrued interest of $13,542 thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $146,434. This promissory note of $146,434 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fifth, the balance includes a promissory note of $439,303. This promissory note of $439,303 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $658,954 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of September 30, 2009, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $227,292 and accrued interest of $22,992 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $40,883 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of September 30, 2009.

Amount due to Lin Chao-Chin
A balance of $50,838 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of September 30, 2009.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2009	2008

Accrued staff commission & bonus	$458,871	$556,293
Rental deposits received	590,942	676,121
Accrual for onerous contracts	95,216	446,456
Other payables	776,639	680,198
	$1,921,668	$2,359,068

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the Nine months ended September 30, 2009 and 2008, the Company incurred lease expenses amounting to $216,610 and $318,413, respectively. As of September 30, 2009, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30,	December 31,
	2009	2008

Within one year	$85,857	$144,325
Two to five years	5,711	42,995
Operating lease commitments	$91,568	$187,320

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the reporting date 54% of the buyers agreed upon the lowered rate and 16% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2009, 89 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 85% of total area with these lease commitments.

As of September 30, 2009, the lease commitments are as follows:

	September 30,	December 31,
	2009	2008

Within one year	$1,965,441	$3,225,101
Two to five years	4,379,213	7,850,226
Over five years	-	346,550
Operating lease commitments arising from the promotional package	$6,344,654	$11,421,877

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $95,216 as of September 30, 2009 and $446,456 as of December 31, 2008.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of September 30, 2009, the compensation to terminate all leasing agreements is $1,790,837. According to the sub-leasing agreements that have been signed through September 30, 2009, the rental income from these sub-leasing agreements will be $ 1,493,935 within one year and $ 580,960 within two to five years. However, no assurance can be given that we can collect all of the rental income.

NOTE 13 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 2009, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2009 and 2008, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as of September 30,
	2009	2008	2009	2008	2009	2008

Customer A	63%	*	39%	*	*	*
Customer B	*	*	*	*	13%	*
Customer C	*	*	*	*	13%	*
Customer D	*	23%	*	15%	*	23%
Customer E	*	*	*	*	*	11%

* less than 10%

NOTE 17 – SUBSEQUENT EVENT

On November 10, 2009, SHSY signed a bank loan agreement with First Sino Bank to obtain a bank loan of $8,053,888(RMB55,000,000), which bears interest at 110% of one year prime rate as announced by the People’s Bank of China and is secured by the properties as mentioned in Note 6 above. The period of this bank loan was 3 years and can be extended to the next 3 years automatically. This bank loan will be used to repay the bank loan of $5,844,842 in Note 7 and satisfied the working capital of SHSY.

,

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

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the end of September 30, 2009, 54% of the buyers agreed upon the lowered rate and 16% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of November 10, 2009, 85 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 83% of total area with these lease commitments.

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

Revenue from marketing consultancy services is recognized when services are provided to clients, fees associated to services are fixed or determinable, and collection of the fees is assured..

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

The Company accounts for underwriting sales in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). The commission revenue on underwriting sales is recognized when the criteria in SFAS No. 66 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and nine months ended September 30, 2009, with comparisons to the historical three and nine months ended September 30, 2008.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009	% to total	2008	% to total	% change	2009	% to total	2008	% to total	% change
Agency sales	1,262,677	24	1,561,122	63	(19)	2,947,978	34	4,069,064	63	(28)
Underwriting sales	3,351,684	63	-	-	100	3,351,684	39	-	-	100
Property Management	705,147	13	914,799	37	(23)	2,275,355	27	2,368,083	37	(4)
Net revenue	5,319,508	100	2,475,921	100	115	8,575,017	100	6,437,147	100	33

The net revenue in the third quarter of 2009 was $5,319,508, which increased 115% from $2,475,921 in the third quarter of 2008. The total net revenue of the first three quarters of 2009 was $8,575,017, which increased 33% from $6,437,147 of the first three quarters of 2008. In the third quarter of 2009, agency sales represented 24% of the total net revenue and underwriting sales represented 63% and property management represented 13%. In the first three quarters of 2009, agency sales represented 34% of the total net revenue and underwriting sales represented 39% and property management represented 27%. The increase in net revenue in the third quarter and first three quarters of 2009 was due to the recognition of the underwriting sales revenue.

Agency sales

In the third quarter and first three quarters of 2009, 24% and 34%, respectively, of our net revenue was due to agency sales. As compared with same period in 2008, net revenue of agency sales in the third quarter and first three quarters of 2009 decreased 19% and 28% respectively.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company negotiated the rental payments with purchasers. As of September 2009, over two thirds of the purchasers signed the new agreement with lower rent guarantees. Based on the new agreement, significant portion of underwriting sales can be realized. In the third quarter of 2009, $3,351,684 of underwriting revenue was recognized.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the reporting date 54% of the buyers agreed upon the lowered rate and 16% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2009, 89 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 85% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2009 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009	% to total	2008	% to total	% change	2009	% to total	2008	% to total	% change
Agency sales	603,755	31	828,553	57	(27)	1,140,441	27	2,366,146	49	(52)
Underwriting sales	783,630	40	-	-	100	783,630	18	-	-	100
Property Management	557,366	29	613,764	43	(9)	2,327,881	55	2,431,633	51	(4)
Cost of revenue	1,944,751	100	1,442,317	100	35	4,251,952	100	4,797,779	100	(11)

The cost of revenue of the third quarter of 2009 was $1,944,751, which increased 35% from $1,442,317 of the third quarter of 2008. The total cost of revenue of the first three quarters of 2009 was $4,251,952, which decreased 11% from $4,797,779 of the first three quarters of 2008. In the third quarter of 2009, agency sales represented 31% of the total cost of revenue and underwriting sales represented 40% and property management represented 29%. In the first three quarters of 2009, agency sale represented 27% of the total cost of revenue and underwriting sales represented 18% and property management represented 55%. The increase in cost of revenue in the third quarter of 2009 was due to the recognition in our underwriting sales. The decrease in cost of revenue in the first three quarters of 2009 was due to the decrease in our agency sales.

Agency sales

As compared with same period in 2008, net revenue of agency sales in the third quarter and first three quarters of 2009 decreased 19% and 28% respectively, and the cost of revenue in the same period decreased 27% and 52% accordingly. The main reason for the change was that in the first three quarter of 2009, our staff cost and designing fees decreased $584,673 and $491,778 respectively, compared to the same period in 2008.

Underwriting sales

The cost of underwriting sales represents selling cost, like staff costs and advertising expenses, associated to the underwriting sales.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the reporting date 54% of the buyers agreed upon the lowered rate and 16% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2009, 89 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 85% of total area with these lease commitments. We expect that these properties will be leased out in 2009; the gross margin will be improved. However, no assurance can be given that this will be the case.

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $95,216 as of September 30, 2009 and $446,456 as of December 31, 2008.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2009	% to total	2008	% to total	% change	2009	% to total	2008	% to total	% change
Agency sales	226,392	92	183,318	51	23	543,841	77	759,892	76	(28)
Property Management	20,990	8	178,146	49	(88)	163,052	23	240,687	24	(32)
Operating expenses	247,382	100	361,464	100	(32)	706,893	100	1,000,579	100	(29)

The operating expenses of the third quarter of 2009 were $247,382, which decreased 32% from $361,464 of the third quarter of 2008. The total operating expenses of the first three quarters of 2009 were $706,893, which decreased 29% from $1,000,579 of the first three quarters of 2008. In the third quarter of 2009, agency sales represented 92% of the total operating expenses and property management represented 8%. In the first three quarters of 2009, agency sale represented 77% of the total operating expenses and property management represented 23%. The decrease in the operating expenses in the third quarter of 2009 was due to the decrease in our property management. The decrease in the operating expenses in the first three quarters of 2009 was due to the decrease in our agency sales.

Agency sales

When compared to 2008, the operating expenses for agency sales in the third quarter and first three quarters of 2009 increased 23% and decreased 28% respectively. The primary reason for the change was that in the third quarter of 2009, our salary expenses and commission expenses of agency sales increased $56,797 and $23,790 respectively, and in the first three quarter of 2009, staff benefits and traveling expenses decreased $50,074 and $40,487 respectively, compared to the same period in 2008.

Property management

When compared to 2008, the operating expenses for property management in the third quarter and first three quarters of 2009 decreased 88% and 32% respectively. The primary reason for the change was that in the third quarter of 2009, our salary expenses and leasing expenses of property management decreased $64,157 and $32,503 respectively, and in the first three quarter of 2009, our salary expenses and leasing expenses decreased $25,088 and $32,503 respectively, compared to the same period in 2008.

General and Administrative Expenses

When compared to 2008, the general and administrative expenses in the third quarter and first three quarters of 2009 decreased 51% and 43% respectively. The primary reason for the change was the decrease in our staff cost and traveling expenses. In the third quarter and first three quarters of 2009, our staff cost decreased $114,222 and $409,195; traveling expenses decreased $32,323 and $136,508, compared to the same period in 2008.

Interest Expenses

When compared to 2008, the interest expenses in the third quarter and first three quarters of 2009 decreased 29% and 17% respectively. The interest expenses relate to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarters of 2009, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $756,913 (including cash and cash equivalents of $744,970 and restricted cash of $11,943).

The Company’s operating activities provided cash in the amount of $58,648, which was primarily attributable to the increase of accounts payables.

The Company’s investing activities provided cash resources of $13,205, which was primarily attributable to the proceeds from disposal of plant and equipment

The Company’s financing activities provided cash resources of $34,180, which was primarily attributable to the advance from director and proceeds from promissory notes.

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

On November 10, 2009, SHSY signed a bank loan agreement with First Sino Bank to obtain a bank loan of $8,053,888(RMB55,000,000), which bears interest at 110% of one year prime rate as announced by the People’s Bank of China and is secured by the properties as mentioned in Note 6 above. The period of this bank loan was 3 years and can be extended to the next 3 years automatically. This bank loan will be used to repay the bank loan of $5,844,842 in Note 7 and satisfied the working capital of SHSY.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2009, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: November 18, 2009	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 18, 2009	By: /s/ Wang Wen-Yan
Wang Wen-Yan, Chief Financial Officer