Form 10-K
period 2009-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2010-04-15
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended: December 31, 2009
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

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

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

The issuer's net revenues for its most recent fiscal year ended December 31, 2009 were US$13,110,591.

As of June 30, 2009, the aggregate market value of the Common Stock held by non-affiliates, 14,334,375 shares of Common Stock, was $3,009,063 based on an average of the bid and ask prices of $0.21 per share of Common Stock on such date.

As of March 15, 2010, the aggregate market value of the Common Stock held by non-affiliates, 14,334,375 shares of Common Stock, was $7,883,906 based on an average of the bid and ask prices of $0.55 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 15, 2010 was 23,691,925 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

SUNRISE REAL ESTATE GROUP, INC.

FORM 10-K
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

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2009, 58% of the buyers agreed upon the lowered rate and 24% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 15, 2010, 88 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 81% of total area with these lease commitments.

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

In the past eight years, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services.

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

GDP Growth of PRC for the period of 2005 through 2009

GDP GROWTH
2005	10.4%
2006	10.7%
2007	11.4%
2008	9.0%
2009	8.7%

Government regulation

On November 5, 2008, the State Council announced a two-year economic stimulus plan involving a total investment of RMB4 trillion. The stimulus plan, which the State Council announced at a general meeting, is called the Ten Measures to Further Expand Domestic Demand and Promote Steady Economic Development (the Ten Measures). In the first measure, the government affirms its commitment to subsidizing low-rent housing, renovating poor and imperiled housing in rural areas, and providing housing for nomads. The National Development and Reform Commission (NDRC) announced on December 18, 2008, that the central government has distributed RMB10 billion for the construction of affordable housing.

The State Taxation Administration issued the Regulation of Land Value-added Tax Clearing and Administrating in May 2009, effective on June 1, 2009. It requires the developers to clear the land value-added tax, which have completed development projects and have finished sale, or have sold development projects under constructed, or have transferred the land use right to others.

On May 27 2009, the China government issued the policy “Notice of the Fix Asset Investment Ratio” stating that economical housing and residential housing must provide at least 20% of the purchase price before bank loans. Other real estate project’s minimum payment, not including bank loans, shall be 30%. This is a decrease from the 35% minimum required since 2004 and a drop in level back in 1996. This policy signifies the government loosening of the real estate sector.

The Ministry of Finance, Ministry of Land and Resources, Ministry of Supervision, the Central Government, and five other agencies announced in “Notice Regarding to Improve Upon Land Sale and Receivable Management,” to increase the initial payment of land purchases to 50% of the purchase price and the entire purchase price must be paid in full within the year in Dec 2009. Prior to the increase, the increase, the initial payment was around 20% to 30%.

Environmental matters

There is a growing concern in regards to the global warming issues affecting the world today. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly cause an adverse effect on our operations. Extreme weather conditions may cause a delay in the construction of properties; this then may delay the sale of these properties and therefore delay our future revenue stream.

Employees

As of December 31, 2009, we had the following number of employees:

Employees
SRRE
Administration Dept.	1
Accounting Dept.	2
Investor Relations Dept.	2

SHXJY
Administration Dept.	14
Accounting Dept.	2
Research & Development Dept.	8
Advertising & Communication Planning Dept.	3
Marketing Dept.	17

Nanchang Branch of SHXJY
Marketing Dept.	1

Yangzhou Branch of SHXJY
Accounting Dept.	2
Marketing Dept.	10

Chongqing Branch of SHXJY
Accounting Dept.	2
Marketing Dept.	17

SZXJY and Nanjing Branch
Administration Dept.	11
Accounting Dept.	3
Research & Development Dept.	8
Advertising & Communication Planning Dept.	6
Marketing Dept.	50

SZSY
Marketing Dept.	28

SZXJYB
Marketing Dept.	7

BJXJY
Administration Dept.	1

SHSY
Administration Dept.	5
Research & Development Dept.	11
Accounting Dept.	2
Marketing Dept.	14

SYSY
Marketing Dept.	28

SZGFH
Administration Dept.	1
Accounting Dept.	3
Marketing Dept.	2

Total	261

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent our facilities at 7th Floor, No.333, Zhaojiabang Road, Shanghai, PRC. We also have regional field support offices in various cities in Mainland China, namely Suzhou, Beijing, Nanchang, Yangzhou, Chongqing, Kunshan, Nanjing and Hainan. We lease the facilities that house our regional field support offices.

During the past five years, the Company has also acquired two floors and four units of the Sovereign Building in Suzhou, PRC.  The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. In 2007, the title for these properties was transferred to the Company. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. Accordingly, the costs of the properties for the Company’s own use was $2,214,539 and the investment properties was $9,068,396.

As of December 31, 2009, the bank loan secured by the investment properties was $8,054,831, which has an interest increase of 10% of one year prime rate as announced by the People’s Bank of China to 5.84% in 2009. The bank loan secured by the properties for the Company’s own use was $205,032, which has an interest of five years prime rate as announced by the People’s Bank of China at 5.94% in 2009, is repayable before December 15, 2010 in monthly installments.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4. [Removed and Reserved]

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

(Expressed in US Dollars)

	2009		2008
	High	Low	High	Low
First quarter	$0.62	$0.06	$0.38	$0.15
Second quarter	$0.62	$0.03	$0.52	$0.12
Third quarter	$0.05	$0.03	$0.70	$0.12
Fourth quarter	$1.05	$0.05	$0.40	$0.05

As of March 15, 2010, we had approximately 594 record holders of our common stock. On March 15, 2010, the closing price of our common stock was $0.50.

No cash dividends were declared on our common stock in 2009 and 2008. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2009.

No securities of the Company were issued pursuant to any equity compensation plan during the year ended December 31, 2009.

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

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2009, 58% of the buyers agreed upon the lowered rate and 24% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 15, 2010, 88 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 81% of total area with these lease commitments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (Codification)”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. This statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009

In May 2009, the FASB issued FAS 165, “Subsequent Events” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, a new guidance addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. On January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests.

The Company does not anticipate that the adoption of the above statements will have a material effect on the Company's financial condition and results of operations.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2009, with comparisons to the historical year ended December 31, 2008.

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2009	% to total	2008	% to total	% change
Agency sales	5,077,307	39	5,087,634	63	0
Underwriting sales	5,174,708	39	-	-	N/A
Property management	2,858,576	22	2,987,559	37	(4)
Net revenue	13,110,591	100	8,075,193	100	62

The net revenues for 2009 were $13,110,591, which increased 62% from $8,075,193 of 2008. In 2009, agency sales represented 39% of the total net revenues, underwriting sales represented 39% and property management represented 22%. The increase in 2009 was mainly due to the increase in our underwriting sales revenue.

Agency sales

In 2009 39% of our net revenue was due to agency sales, which were from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2008, net revenue of agency sales in 2009 was relatively unchanged.

Because of our diverse market locations, the risk of market fluctuations has been minimized on our business operations in agency sales in 2009, and we are seeking stable growth in our agency sales business in 2010. However, there can be no assurance that we will be able to do so.

Underwriting Sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target of $56.53 million. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price that is as low as possible, with the guarantee that all or a majority of the units will be sold by a specific date. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that if there are any unsold units on the expiration date of the agreement, then we may have to purchase the unsold property units from the developer at the underwriting price and hold them in our inventory or as investments.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company renegotiated the rental payments with buyers. As of December 31, 2009, 58% of the buyers agreed upon the lowered rate and 24% of the buyers agreed to cancel the leasing agreements. Based on the renegotiated agreements, $5,174,708 of the deferred revenue on underwriting sales was recognized.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2009, 58% of the buyers agreed upon the lowered rate and 24% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2009, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 79% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2010 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2009	% to total	2008	% to total	% change
Agency sales	1,905,931	32	3,008,265	45	(37)
Underwriting sales	1,209,856	20	-	-	N/A
Property management	2,879,982	48	3,654,595	55	(21)
Cost of revenue	5,995,769	100	6,662,860	100	(10)

The cost of revenues for 2009 was $5,995,769; this was a decrease of 10% from $6,662,860 in 2008. In 2009, agency sales represented 32% of total cost of revenues, underwriting sales represented 20% and property management represented 48%.  The decrease in cost of revenues in 2009 was mainly due to a decrease in salary expenses and consulting expenses..

Agency sales

As compared with 2008, cost of revenue of agency sales in 2009 decreased 37%. The primary reason for the change was the decrease in salary expenses and consulting expenses. In 2009, our salary expenses decreased $424,838 compared to 2008 and consulting expenses decreased $737,180 compared to 2008.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.
Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2009, 58% of the buyers agreed upon the lowered rate and 24% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2009, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 79% of total area with these lease commitments. We expect that these properties will be leased out in 2010; the gross margin will be improved. However, no assurance can be given that this will be the case.

In connection with our leasing guarantees to third party buyers in the Sovereign Building, an accrual for onerous contracts was recognized  equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $39,360 as of December 31, 2009 and $446,456 as of December 31, 2008.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,
	2009	% to total	2008	% to total	% change
Agency sales	842,788	87	1,180,917	92	(29)
Property management	125,732	13	105,784	8	19
Operating expenses	968,520	100	1,286,701	100	(25)

The operating expenses of2009 were $968,520; these decreased 25% from $1,286,701 in 2008.  In 2009, the expenses pertaining to agency sales represented 87% of the total operating expenses and property management represented 13%.  The decrease in operating expenses in 2009 was mainly due to the decrease in our agency sales expenses.

Agency sales

When compared to 2008, the operating expenses for agency sales in 2009 decreased 29%. The primary reason for the decrease in 2009 was the decrease in staff costs, business travel expenses and staff benefits of $31,459, $47,820 and $68,765 respectively, compared to 2008. These decreased costs due to several projects closing.

Property management

When compared to 2008, the operating expenses for property management in 2009 increased 19%. The main reason for the increase was the agency commissions of SZGFH. In 2009, the agency commissions increased $48,456, compared to 2008.

General and Administrative Expenses

The general and administrative expenses in 2009 were $2,355,278, decreasing 46% from $4,380,662 in 2008. Primary reasons for the decrease were the following:
i)	The decrease in our staff cost. In 2009, our staff costs decreased $421,713, compared to 2008.
ii)	The decrease in business travel expenses. In 2009, business travel expenses decreased $139,197, compared to 2008.
iii)
The decrease in impairment loss on equity investment and impairment loss on amount due from related party. In 2009, there was no impairment loss.  In 2008, there was an impairment loss on equity investment of $83,399 and an impairment loss on amount due from related party of $314,137.

iv)
The decrease in impairment loss on advances to minority interest of consolidated project venturers. In 2009, there was no impairment loss compared with an impairment loss on advances to minority interest of consolidated project venturers of $989,822 in 2008.

Interest Expenses

When compared to 2008, the interest expenses in 2009 decreased 11%. The interest expenses relate to bank loans and promissory notes payable.

Major Related Party Transaction

Certain Relationships

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of December 31, 2009, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $198,002 and accrued interest of $28,447 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $32,362 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2009.

Amount due to Lin Chao-Chin
A balance of $31,399 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2009.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In 2009, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $3,444,600.

The Company’s operating activities provided cash in the amount of $736,472, which was primarily attributable to the increase of our net profit.

The Company’s investing activities provided cash resources of $4,865, which was primarily attributable to the proceeds from disposal of plant and equipment

The Company’s financing activities provided cash resources of $2,100,197, which was primarily attributable to the bank loan obtained by SHSY.

Our independent auditor’s report on our financial statements was prepared on the assumption we will continue as a going concern.  The report acknowledges that we have.significant accumulated losses from operations and a net capital deficiency. These conditions cause substantial doubt as to our ability to continue as a going concern.

The potential cash needs for 2010 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

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

RISKS RELATING TO THE GROUP

Our independent auditor’s report was prepared assuming we continue as a going concern.

Our independent auditor’s report on our financial statements was prepared on the assumption we will continue as a going concern.  The report acknowledges that we have.significant accumulated losses from operations and a net capital deficiency. These conditions cause substantial doubt as to our ability to continue as a going concern.

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

Risks associated with a Guaranteed Rental Return Promotion.

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2009, 58% of the buyers agreed upon the lowered rate and 24% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period.

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

The real estate industry in China is subject to government regulations. Until 2009, the real estate markets in a number of major cities in China had experienced rapid and significant growth. Before the global economic crisis hit all the major economies worldwide in 2009, the PRC government had adopted a series of measures to restrain what it perceived as unsustainable growth in the real estate market. From 2003 to 2009, the PRC government introduced a series of specific administrative and credit-control measures including, but not limited to, setting minimum down payment requirements for residential and commercial real estate transactions, limiting availability of mortgage loans, and tightening governmental approval process for certain real estate transactions.

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

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

There is a growing concern in regards to the global warming issues affecting the world today. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly cause an adverse effect on our operations. Extreme weather conditions may cause a delay in construction of properties; this then may delay the sale of these properties and therefore delayour future revenue stream. There may be regulations in manufacturing materials for property construction and new building codes in response to global warming that may delay construction and/or create further expenses to the developers. These possible changes may indirectly affect our business.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of December 31, 2009, Ace Develop directly controls 38.08% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE – CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $1.05 per share to a low of $0.03 per share in the 2009 and 2008. The volatile price of our stock makes it difficult for investors to predict the value of an investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2009, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets -
December 31, 2009 and 2008	25

Consolidated Statements of Operations -
December 31, 2009 and 2008	26

Consolidated Statements of Stockholders' Deficit -
December 31, 2009 and 2008	27

Consolidated Statements of Cash Flows -
December 31, 2009 and 2008	28

Notes to Consolidated Financial Statements	29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheet of Sunrise Real Estate Group, Inc. as of December 31, 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sunrise Real Estate Group Inc as of December 31, 2008, were audited by other auditors whose report dated March 14, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2009 and the results of its consolidated operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has  significant accumulated losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Kenne Ruan, CPA, P.C.

Woodbridge. CT, USA, April 12, 2009

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2009	2008
	(Audited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$3,444,600	$587,468
Restricted cash	-	32,411
Accounts receivable	651,329	720,789
Promissory deposits (Note 3)	732,257	1,126,620
Other receivables and deposits (Note 4)	$177,001	322,095

Total current assets	5,005,187	2,789,383

Property, plant and equipment – net (Note 5)	2,291,995	2,650,023
Investment properties (Note 6)	7,597,074	8,194,880
Goodwill (Note 7)	-	13,307

Total assets	$14,894,256	$13,647,593

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 8)	$205,032	$6,044,893
Promissory notes payable (Note 9)	1,036,119	963,006
Accounts payable	316,064	340,353
Amount due to directors (Note 10)	290,210	169,355
Amount due to related party (Note 10)	127,996	127,900
Other payables and accrued expenses (Note 11)	2,283,359	2,359,068
Other tax payable (Note 12)	384,290	593,899
Income tax payable (Note 13)	987,187	1,083,477

Total current liabilities	5,630,257	11,681,951

Long-term bank loans (Note 8)	8,054,831	204,840
Long-term promissory notes payable (Note 9)		11,111
Deposits received from underwriting sales (Note 15)	4,316,655	8,275,725

Total liabilities	18,001,743	20,173,627

Noncontrolling interests of consolidated subsidiaries	636,881	488,330
Commitments and contingencies (Note 14)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of December 31, 2009 and December 31, 2008	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 16)	759,855	731,762
Accumulated losses	(9,023,506)	(12,188,648)
Accumulated other comprehensive income (Note 17)	662,356	585,595

Total shareholders’ deficit	(3,744,368)	(7,014,364)

Total liabilities and shareholders’ deficit	$14,894,256	$13,647,593

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2009	2008
	(Audited)	(Audited)

Net Revenues	$13,110,591	$8,075,193

Cost of Revenues	(5,995,769)	(6,662,860)

Gross Profit	7,114,822	1,412,333

Operating Expenses	(968,520)	(1,286,701)

General and Administrative Expenses	(2,355,278)	(4,380,662)

Operating Profit/(Loss)	3,791,024	(4,255,030)

Other Income, Net	480,618	27,665

Interest Income	3,557	13,199

Impairment loss on goodwill	(13,307)	-

Interest Expenses	(555,282)	(623,928)

Profit/(Loss) Before Income Tax and Minority Interest	3,706,610	(4,838,094)

Income Tax (Note 13)	(201,057)	(1,164,307)

Profit/(Loss) Before Minority Interest	3,505,553	(6,002,401)

Minority Interest of Consolidated Subsidiaries	(230,169)	(26,506)

Net Profit/(Loss)	$3,275,384	$(6,028,907)

Profit/(Loss) Per Share – Basic and Fully Diluted	$0.14	$(0.25)

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Accumulated Losses	Total stockholders’ equity/ (deficit)

Balance, December 31, 2007	23,691,925	$236,919	$3,620,008	$729,744	$724,998	$(6,157,723)	$(846,054)

Issuance of stock dividend	-	-	-	-	-	-	-

Loss for the year	-	-	-	-	-	(6,028,907)	(6,028,907)

Profit return to minority interest in subsidiary	-	-	-	-	-	-	-

Transfer between reserves	-	-	-	2,018	-	(2,018)	-

Translation of foreign operations	-	-	-	-	(139,403)	-	(139,403)

Balance, December 31, 2008	23,691,925	$236,919	$3,620,008	$731,762	$585,595	$(12,188,648)	$(7,014,364)

Profit for the year	-	-	-	-	-	$3,275,384	$3,275,384

Transfer between reserves	-	-	-	28,093	-	(28,093)	-

Profit return to minority interest in subsidiary	-	-	-	-	-	(82,149)	(82,149)

Translation of foreign operations	-	-	-	-	76,761	-	76,761

Balance, December 31, 2009	23,691,925	$236,919	$3,620,008	$759,855	662,356	$(9,023,506)	$(3,744,368)

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Expressed in US Dollars)

	Years Ended December 31,
	2009	2008
	(Audited)	(Audited)
Cash flows from operating activities
Net profit/(loss)	$3,275,384	$(6,028,907)
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation of property, plant and equipment	841,775	813,776
Impairment loss on amount due from venturers	-	989,822
Valuation allowance for deferred tax assets	-	1,085,723
Loss /(Gain) on disposal of property, plant and equipment	22,147	(2,608)
Impairment losses	13,307	397,536
Minority interest	230,169	26,506
Change in:
Accounts receivable	70,101	176,937
Promissory deposits	395,222	(819,613)
Other receivables and deposits	145,324	316,155
Amount with related party	-	(22,775)
Accounts payable	(24,596)	92,220
Amounts with venturers	-	83,672
Other payables and accrued expenses	(77,881)	(257,916)
Deposit from underwriting sales	(3,964,853)	-
Interest payable on promissory notes	68,570	(377,371)
Interest payable on amount due to director	16,696	7,415
Other tax payable	(210,061)	9,256
Income tax payable	(97,257)	(236,484)
Restricted cash	32,425	2,532,640
Net cash provided by/(used in) operating activities	736,472	(1,214,016)

Cash flows from investing activities
Acquisition of plant and equipment	(6,800)	(372,702)
Proceeds from disposal of plant and equipment	93,814	146,679
Profit return to minority interest in subsidiary	(82,149)	-
Payment for investment properties	-	(404,009)
Net cash provide by/(used in) investing activities	4,865	(630,032)

Cash flows from financing activities
Bank loans repayment	(6,047,548)	(201,308)
Bank loan obtained	8,050,823	-
Repayment of promissory note	(153,611)	(175,002)
Proceeds from promissory note	146,451	431,375
Repayment to director	(91,183)	(104,380)
Advances from director	195,265	94,862
Net cash provided by financing activities	2,100,197	45,547

Effect of exchange rate changes on cash and cash equivalents	15,598	104,453

Net increase/(decrease) in cash and cash equivalents	2,857,132	(1,694,048)
Cash and cash equivalents at beginning of year	587,468	2,281,516
Cash and cash equivalents at end of year	$3,444,600	$587,468

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	104,127	315,067
Interest paid	476,507	623,928

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $9,023,506 for the year ended December 31, 2009 and had a net working capital deficiency of $625,070 as of December 31, 2009. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

However, management believes that the Company is able to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and property management operations. Accordingly, the accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates as of December 31, 2009 and December 31, 2008 are US$1: RMB6.8282 and US$1: RMB6.8346, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (Codification)”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)”. This statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009

In May 2009, the FASB issued FAS 165, “Subsequent Events” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, a new guidance addresses the accounting and reporting for the outstanding noncontrolling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the noncontrolling owners of a subsidiary. On January 1, 2009, the Company adopted new accounting guidance on noncontrolling interests.

The Company does not anticipate that the adoption of the above statements will have a material effect on the Company's financial condition and results of operations.

NOTE 3 - PROMISSORY DEPOSITS

The balance of $732,257 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

As of December 31, 2009, $659,032 out of the total promissory deposits was pledged to secure a promissory note payable in note 9.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	December 31	December 31,
	2009	2008

Advances to staff	$80,288	$11,389
Rental deposits	72,870	72,228
Prepaid rental	-	205,811
Other receivables	23,843	32,667
	$177,001	$322,095

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	December 31,	December 31,
	2009	2008

Furniture and fixtures	$80,938	$146,873
Computer and office equipment	349,964	325,862
Motor vehicles	491,799	654,349
Properties	2,214,539	2,213,659
	3,137,240	3,340,743
Less: Accumulated depreciation	（845,245)	(690,720)
	$2,291,995	$2,650,023

All above properties as of December 31, 2009 and as of December 31, 2008 were pledged to secure a loan in note 8.

NOTE 6 – INVESTMENT PROPERTIES

	December 31,	December 31,
	2009	2008

Investment property	$9,068,396	$9,059,905
Less: Accumulated depreciation	(1,471,322)	(865,025)
	$7,597,074	$8,194,880

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 8. The carrying amount of one floor as $2,425,771 was pledged to a promissory note payable in note 9.

As of March 15, 2010, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 82% of the total area of the one remaining floor was leased out.

NOTE 7 - GOODWILL

The Company accounted for the acquisition of 20% of the equity interest in SZGFH as described in Note 1 in accordance with SFAS No. 141 "Business Combinations", which resulted in the recognition of goodwill. Goodwill represents the excess of acquisition cost over the estimated fair value of the net assets acquired as of May 8, 2006. The portion of the purchase price allocated to goodwill was $13,307.  The Company has tested goodwill for impairment annually during the forth quarter of each fiscal year using a fair value approach, in accordance with the provisions of SFAS 142. As of December 31, 2009, the Company completed the annual impairment test. However, the result of the annual impairment test for 2009 indicated that the goodwill had been impaired by the recurring losses. The Company believed that the impairment was other than temporary. Based on the result of the impairment testing, the balance of $13,307 was written off for the year ended December 31, 2009.

NOTE 8 - BANK LOANS

Bank loans included two bank loans, as listed below:

First, the balance includes a bank loan of $8,054,831, which has an interest increase of 10% of one year prime rate as announced by the People’s Bank of China to 5.84% in 2009, and is secured by the properties as mentioned in Note 6 above. The period of this bank loan was 3 years and can be extended to the next 3 years automatically.

Second, the remaining bank loan of $205,032, which has an interest of five years prime rate as announced by the People’s Bank of China at 5.94% in 2009, is repayable before December 15, 2010 in monthly installments. As of December 31, 2009, the bank loan is secured by the properties as mentioned in Note 5 above.

NOTE 9 – PROMISSORY NOTES PAYABLE

There are five promissory notes, as listed below:

First, the balance includes a promissory note of $46,666 and accrued interest of $14,168 thereon. This promissory note of $46,666 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $75,000 and accrued interest of $14,479 thereon. This promissory note of $75,000 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $146,451. This promissory note of $146,451 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fifth, the balance includes a promissory note of $439,355. This promissory note of $439,355 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $659,032 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 10 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of December 31, 2009, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $198,002 and accrued interest of $28,447 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $32,362 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2009.

Amount due to Lin Chao-Chin
A balance of $31,399 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2009.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 11 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2009	2008

Accrued staff commission & bonus	$694,717	$556,293
Rental deposits received	596,090	676,121
Accrual for onerous contracts	39,360	446,456
Other payables	953,192	680,198
	$2,283,359	$2,359,068

NOTE 12 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 13 – INCOME TAX PAYABLE

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

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2009 and 2008. On January 1, 2008, China unified income tax rates for domestic and foreign companies at 25%.

The provision for China income tax is consisted of:

	Years ended December 31,
	2009	2008

Current PRC corporate income tax	$201,057	$78,584
Deferred tax debit	-	-
	$201,057	$78,584

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows:
	Years ended December 31,
	2009	2008

Provision for income taxes benefit at statutory tax rate	$(1,890,012)	$(1,209,524)
Tax concessions	-	249,866
Permanent difference	2,360,342	87,632
Effect of change in FEIT tax rate	-	-
Valuation allowances	(269,273)	2,036,333
Income tax	$201,057	$1,164,307

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2009 and 2008, the Company incurred lease expenses amounting to $279,647 and $415,558, respectively. As of December 31, 2009, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2009	2008

Within one year	$31,878	$144,325
Two to five years	4,394	42,995
Operating lease commitments	$36,272	$187,320

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2009, 58% of the buyers agreed upon the lowered rate and 24% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2009, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 79% of total area with these lease commitments.

As of December 31, 2009, the lease commitments are as follows:

	December 31,	December 31,
	2009	2008

Within one year	$2,141,087	$3,225,101
Two to five years	4,478,477	7,850,226
Over five years	-	346,550
Operating lease commitments arising from the promotional package	$6,619,564	$11,421,877

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $39,360 as of December 31, 2009 and $446,456 as of December 31, 2008.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of December 31, 2009, the compensation to terminate all leasing agreements is $1,842,432. According to the sub-leasing agreements that have been signed through December 31, 2009, the rental income from these sub-leasing agreements will be $ 1,363,899 within one year and $ 467,121 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2009and 2008, the only component of accumulated other comprehensive income was translation reserve.

NOTE 18 – CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2009 and 2008, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,		Percentage of Accounts Receivable as at December 31,
	2009	2008	2009	2008
Customer A	*	13%	*	*
Customer B	*	10%	*	24%
Customer C	39%	*	*	*

* less than 10%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensure that information required to be disclosed is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. However, in connection with its audit of our financial statements, our independent registered public accounting firm reported no material weaknesses in our internal controls over our ability to produce financial statements free from material misstatements. We determined that there were no material weaknesses in the Company’s internal controls and therefore they were effective as of December 31, 2009.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	50	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	60	Director and Senior Vice President
November 28, 2006	LIN HSIN-HUNG	55	Executive Director
November 23, 2004	CHEN REN	62	Director
November 23, 2004	FU XUAN-JIE	80	Director
November 23, 2004	LI XIAO-GANG	52	Director
August 23, 2005	ZHANG XI	39	Director

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 50, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Real Estate Consultation Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him a invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 60, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 55, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit the Company.  Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 62, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes that Mr. Chen is an asset to the Company serving as one of its independent directors. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 80, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 52, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes that Mr. Li’s contribution of his views on  the economy as well as his knowledge of the real estate industry in China is valuable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Xi, Director (Independent)

Zhang Xi, age 39, was appointed an independent director on August 23, 2005, and serves as Chairman of our Audit Committee. He has a Doctorate Degree in Economics, and he is a Senior Economist, a Certified Public Accountant and a Certified Public Appraiser. He is working as a Vice President of Shanghai General Building Material Group Corporation. He has also served in Shanghai Zhonghua Audit Company as the manager of the International Department, Shanghai Zhangjiang Hi-tech Zone Development Company, Ltd. as Vice General Manager and Financial Controller, and Shanghai Zhang Jiang Semiconductor Industry Park Co., Ltd. as General Manager. The Board believes that Mr. Zhang’s expertise in financial auditing matters and his qualification as a CPA is necessary to serve as the Chairman of our Audit Committee and as one of our independent directors. Mr. Zhang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Other Executive Officers

Wang Wen Yan, the Company’s Chief Financial Officer. Previously the financial controller, Mr. Wang, 31 years old, has been with the Company since May 2005. He worked in a real estate development company for 4 years before joining the Company. He graduated from Shanghai University with a Bachelor’s degree in accounting and has a Master’s degree at the Shanghai University of Finance and Economics.

Family Relationships

There are no family relationships among directors, executive officers, or person nominated or chosen to become the directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons have been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

●
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2009, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosphy

The Company has established a compensation committee to ensure that employees are rewarded appropriately based on performance and to review the compensation of the CEO and other executive managers annually. Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking.

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2009 and 2008 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung CEO, President & Chairman Executive Officer of subsidiaries	2009 2008	70,262 130,851	0 0	0 0	0 0	0 0	0 0	4,391(2) 23,869	74,653 154,720

Lin Chao-Chin Senior Vice President Managing director of subsidiaries	2009 2008	70,262 130,851	0 0	0 0	0 0	0 0	0 0	4,391(2) 23,869	74,653 154,720

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers.

(2)	Lin Chi-Jung and Lin Chao-Chin each received housing allowance of $4,391 during the year 2009.

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

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
LIN CHI-JUNG	17,574	0	0	0	0	0	17,574
LIN CHAO-CHIN	17,574	0	0	0	0	0	17,574
LIN HSIN-HUNG	17,574	0	0	0	0	0	17,574
FU XUAN-JIE	17,574	0	0	0	0	0	17,574
LI XIAO-GANG	17,574	0	0	0	0	0	17,574
CHEN REN	17,574	0	0	0	0	0	17,574
ZHANG XI	17,574	0	0	0	0	0	17,574

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2010, the number and percentage of our 23,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of	Percent
		Beneficial Ownership	of Class

Common	Lin Chi-Jung	9,022,800 (1)	38.08%
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032

Common	LIN HSIN-HUNG	334,750(2)	1.41%
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032

All directors and executive officers as a group

[need to list all directors individually and have separate lime item for All directors and executive officers as a group]

(1)  These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficiary owner
(2)  These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of December 31, 2009, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $198,002 and accrued interest of $28,447 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $32,362 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2009.

Amount due to Lin Chao-Chin
A balance of $31,399 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2009.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang, Chen Ren and Zhang Xi, constitute a majority of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for services rendered during the year ended December 31, 2009 are described as follows:

Fees for audit and review services amounted to $94,974 in 2009. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company's Quarterly Reports on Form 10-Q.

The aggregate fees billed by BDO Limited (formerly known as BDO McCabe Lo Limited) for services rendered during the year ended December 31, 2008 are described as follows:

Fees for audit and review services amounted to $130,300 in 2008. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company's Quarterly Reports on Form 10-Q.

Audit-Related Fees

There were no audit-related fees billed by Kenne Ruan, CPA, P.C. in 2009.

There were no audit-related fees billed by BDO Limited in 2008.

Tax Fees

There were no tax services fees paid to Kenne Ruan, CPA, P.C.; they are not the tax accountants of the Company.

There were no tax services fees paid to BDO Limited; they are not the tax accountants of the Company.

All Other Fees

Kenne Ruan, CPA, P.C. did not bill the Company any additional fees for professional services rendered to the Company during fiscal years ended December 31, 2009.

BDO Limited did not bill the Company any additional fees for professional services rendered to the Company during fiscal years ended December 31, 2008.

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

ITEM 15. EXHIBITS

Exhibit	Description
Number

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Wang Wen-Yan, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Wang Wen-Yan, pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: April 12, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	April 12, 2010
Lin Chi-Jung	and Director

/s/ Wang Wen-Yan	Chief Financial Officer	April 12, 2010
Wang Wen-Yan

/s/ Lin Chao-Chin	Director	April 12, 2010
Lin Chao-Chin

/s/ Lin Hsin-Hung	Director	April 12, 2010
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	April 12,2010
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	April 12, 2010
Li Xiao-Gang

/s/ Chen Ren	Director	April 12, 2010
Chen Ren

/s/ Zhang Xi	Director	April 12, 2010
Zhang Xi