Form 10-Q
period 2010-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2010-05-17
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 10, 2010 - 23,691,925 shares of Common Stock.

FORM 10-Q

For the Quarter Ended March 31, 2010

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,287,972	$3,444,600
Accounts receivable	1,595,376	651,329
Promissory deposits (Note 3)	1,171,938	732,257
Other receivables and deposits (Note 4)	$529,956	$177,001

Total current assets	5,585,242	5,005,187

Property, plant and equipment – net (Note 5)	2,596,494	2,291,995
Investment properties (Note 6)	7,447,775	7,597,074

Total assets	$15,629,511	$14,894,256

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 7)		$205,032
Promissory notes payable (Note 8)	907,394	1,036,119
Accounts payable	136,556	316,064
Amount due to directors (Note 9)	235,340	290,210
Amount due to related party (Note 9)	128,032	127,996
Other payables and accrued expenses (Note 10)	2,365,398	2,283,359
Other tax payable (Note 11)	318,536	384,290
Income tax payable	928,705	987,187

Total current liabilities	$5,019,961	$5,630,257

Long-term bank loans (Note 7)	8,057,073	8,054,831
Deposits received from underwriting sales (Note 13)	4,079,736	4,316,655

Total liabilities	$17,156,770	$18,001,743

Noncontrolling interests of consolidated subsidiaries	1,273,986	636,881
Commitments and contingencies (Note 12)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of March 31, 2010 and December 31, 2009	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 14)	759,855	759,855
Accumulated losses	(7,999,389)	(9,023,506)
Accumulated other comprehensive income (Note 15)	581,362	662,356

Total shareholders’ deficit	(2,801,245)	(3,744,368)

Total liabilities and shareholders’ deficit	$15,629,511	$14,894,256

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net Revenues	$4,699,519	$1,495,528

Cost of Revenues	(2,016,712)	(1,230,271)

Gross Profit	2,682,807	265,257

Operating Expenses	(368,517)	(191,640)

General and Administrative Expenses	(582,362)	(481,555)

Operating Profit/(Loss)	1,731,928	(407,938)

Interest Income	2,983	899

Other Income, Net	16,934	14,613

Interest Expenses	(148,503)	(144,374)

Profit/(Loss) Before Income Tax and Minority Interest	1,603,342	(536,800)

Income Tax	(23,129)	(8,769)

Profit/(Loss) Before Minority Interest	1,580,213	(545,569)

Minority Interest of Consolidated Subsidiaries	(556,096)	62,688

Net Profit/(Loss)	$1,024,117	$(482,881)

Profit/(Loss) Per Share – Basic and Fully Diluted	$0.04	$(0.02)

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Profit/(Loss)	$1,024,117	$(482,881)
Adjustments to reconcile net profit/(loss) to
net cash used in operating activities
Depreciation of property, plant and equipment	208,394	217,343
Loss on disposal of property, plant and equipment	741	4,609
Minority interest	556,096	(62,688)
Change in:
Accounts receivable	(943,754)	81,755
Promissory deposits	(439,426)	75,876
Other receivables and deposits	(352,864)	(87,943)
Accounts payable	(179,575)	362,351
Other payables and accrued expenses	81,394	(197,940)
Deposit from underwriting sales	(238,093)	-
Interest payable on promissory notes	36,026	938
Interest payable on amount due to director	5,226	(1,600)
Other tax payable	(65,853)	13,673
Income tax payable	(58,750)	(15,673)
Restricted cash		7,086
Net cash used in operating activities	(366,321)	(85,094)

Cash flows from investing activities
Acquisition of property, plant and equipment	(361,121)	(2,413)
Proceeds from disposal of property, plant and equipment
Net cash used in investing activities	(361,121)	(2,413)

Cash flows from financing activities
Bank loans repayment	(205,065)	(51,195)
Repayment of promissory note	(164,914)	(33,333)
Proceeds from promissory note		146,272
Repayment to director	(60,114)	(43,881)
Advance from director	-	80,130
Net cash (used in)/provided by financing activities	(430,093)	97,993

Effect of exchange rate changes on cash and cash equivalents	907	(2,541)

Net (decrease)/increase in cash and cash equivalents	(1,156,628)	7,945
Cash and cash equivalents at beginning of period	3,444,600	587,468
Cash and cash equivalents at end of period	$2,287,972	$595,413

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	81,611	24,650
Interest paid	152,756	145,036

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

On April 22, 2010, ACE Develop Properties Limited, whose sole beneficiary owner is Lin Chi Jung, Chairman of the Board, CEO and director of the Company, transferred 4,511,400 shares of common stock of the Company to Robert Lin Investment, Inc. whose sole beneficiary owner is Lin Chao Chin, President, COO and director of the Company.

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with Accounting Standards Codification (ASC) Topic 830 “Foreign Currency Matters”.  Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency.  When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations.  Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

The exchange rate between US$ and RMB had little fluctuation during the periods presented. The rates as of March 31, 2010 and December 31, 2009 are US$1: RMB6.8263 and US$1: RMB6.8282, respectively.

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

Goodwill

ASC Topic 350, “Intangible Assets - Goodwill and Other,” requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of a company. The fair value of a company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for a company.

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

The Company accounts for underwriting sales in accordance with the FASB guidance of ASC Topic 360, “Property, Plant and Equipment”. The commission revenue on underwriting sales is recognized when the criteria in ASC 360 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

All revenues represent gross revenues less sales and business tax.

Net Earnings per Common Share

The Company computes net earnings per share in accordance with the FASB guidance of ASC Topic 260, “Earnings per Share.”  Under the provisions of ASC Topic 260, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC Topic 740 “Income Taxes.” Under ASC Topic 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Recently Issued Accounting Guidance

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

We adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB Issued guidance on accounting for and disclosure of subsequent events. The objective of this guidance is to establish general standards of accounting and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.

The Company does not anticipate that adoption of the above guidance will have a material effect on the Company’s financial condition and results of operations.

NOTE 3 - PROMISSORY DEPOSITS

The balance of $732,461 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

The balance of $439,477 represents the deposit for participating in a land auction in SanDong, the PRC.

As of March 31, 2010, $439,477 out of the total promissory deposits was pledged to secure a promissory note payable in note 8.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	March 31,	December 31,
	2010	2009

Advances to staff	$90,096	$80,288
Rental deposits	71,726	72,870
Other receivables	368,134	23,843
	$529,956	$177,001

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	March 31,	December 31,
	2010	2009

Furniture and fixtures	$80,960	$80,938
Computer and office equipment	353,978	349,964
Motor vehicles	847,893	491,799
Properties	2,215,155	2,214,539
	3,497,986	3,137,240
Less: Accumulated depreciation	(901,492)	(845,245)
	$2,596,494	$2,291,995

NOTE 6 – INVESTMENT PROPERTIES

	March 31,	December 31,
	2010	2009

Investment property	$9,070,920	$9,068,396
Less: Accumulated depreciation	(1,623,145)	(1,471,322)
	$7,447,775	$7,597,074

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a bank loan in note 7. The carrying amount of one floor as $2,426,446 was pledged to a promissory note payable in note 8.

As of March 31, 2010, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 82% of the total area of the one remaining floor was leased out.

NOTE 7 - BANK LOANS

The balance includes one bank loan of $8,057,073, which has an interest rate equal to 110% of the one year prime rate as announced by the People’s Bank of China to 5.84% in 2010, and is secured by the properties as mentioned in Note 6 above. The period of this bank loan was 3 years and can be extended to the next 3 years automatically.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are four promissory notes, as listed below:

First, the balance includes a promissory note of $2,257 and accrued interest of $19,168 thereon. This promissory note of $2,257 bears interest at a rate of 5% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $146,492. This promissory note of $146,492 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Fourth, the balance includes a promissory note of $439,477. This promissory note of $439,477 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $439,477 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

As of March 31, 2010, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $168,706 and accrued interest of $33,673 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $32,961 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of March 31, 2010.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2010	2009

Accrued staff commission & bonus	$665,851	$694,717
Rental deposits received	710,700	596,090
Accrual for onerous contracts	20,420	39,360
Other payables	968,427	953,192
	$2,365,398	$2,283,359

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the three months ended March 31, 2010 and 2009, the Company incurred lease expenses amounting to $81,813 and $86,772, respectively. As of March 31, 2010, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	March 31,	December 31,
	2010	2009

Within one year	$231,736	$31,878
Two to five years	134,773	4,394
Operating lease commitments	$366,509	$36,272

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2010, 65% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2010, 104 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 87% of total area with these lease commitments.

As of March 31, 2010, the lease commitments are as follows:

	March 31,	December 31,
	2010	2009

Within one year	$1,910,676	$2,141,087
Two to five years	4,006,390	4,478,477
Over five years	-	-
Operating lease commitments arising from the promotional package	$5,917,066	$6,619,564

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $20,420 as of March 31, 2010 and $39,360 as of December 31, 2009.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of March 31, 2010, the compensation to terminate all leasing agreements is $1,720,729. According to the sub-leasing agreements that have been signed through March 31, 2010, the rental income from these sub-leasing agreements will be $ 1,267,182 within one year and $ 232,479 within two to five years. However, no assurance can be given that we can collect all of the rental income.

NOTE 13 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with the FASB ASC Topic 360. Under ASC 360, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2010 and December 31, 2009, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS

During the three months ended March 31, 2010 and 2009, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the three months ended March 31,		Percentage of Accounts Receivable as at March 31,
	2010	2009	2010	2009
Customer A	11%	16%	*	*
Customer B	18%	*	*	*
Customer C	19%	*	34%	*
Customer D	*	15%	*	*

* less than 10%

NOTE 17 – SUBSEQUENT EVENT

On April 22, 2010, ACE Develop Properties Limited, whose sole beneficial owner is Lin Chi Jung, Chairman of the Board, CEO and director of the Company, transferred 4,511,400 shares of common stock of the Company to Robert Lin Investment, Inc. whose sole beneficial owner is Lin Chao Chin, President, COO and director of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2009, which discusses our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those relating to our ability to raise money and grow our business, and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions.  Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units.  For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing, ChongQing and ChengDu.

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2010, 65% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of May 10, 2010, 110 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 94% of total area with these lease commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

We adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

In May 2009, the FASB Issued guidance on accounting for and disclosure of subsequent events. The objective of this guidance is to establish general standards of accounting and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.

The Company does not anticipate that adoption of the above guidance will have a material effect on the Company’s financial condition and results of operations.

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

The Company accounts for underwriting sales in accordance with the FASB guidance of ASC Topic 360, “Property, Plant and Equipment”. The commission revenue on underwriting sales is recognized when the criteria in ASC 360 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

All revenues represent gross revenues less sales and business tax.

Net Earnings per Common Share

The Company computes net earnings per share in accordance with the FASB guidance of ASC Topic 260, “Earnings per Share.”  Under the provisions of ASC Topic 260, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with the FASB ASC Topic 740 “Income Taxes.” Under ASC Topic 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the first quarter, 2010, with comparisons to the first quarter, 2009.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31,
	2010	% to total	2009	% to total	% change
Agency sales	$3,771,921	80%	$727,714	49%	418%
Underwriting sales	$310,745	7%	-	-	N/A
Property management	$616,853	13%	$767,814	51%	(20)%
Net revenue	$4,699,519	100%	$1,495,528	100%	214%

The net revenue in the first quarter, 2010 was $4,699,519, which was an increase of 214% from $1,495,528 in the first quarter, 2009. In the first quarter, 2010, agency sales represented 80% of net revenue, underwriting sales represented 7% and property management represented 13%.  In the first quarter, 2009, agency sales represented 49% of net revenue and property management represented 51%. The increase in net revenue in the first quarter, 2010 was mainly due to the increase in our agency sales.

Agency sales

Agency sales represented 80% of our net revenue in the first quarter, 2010 and net revenue of agency sales in the first quarter, 2010 increased 418% compared with same period in 2009. The primary reason for the increase was that in the first quarter, of 2010,there were 7 more agency sales project than in the same period in 2009. Of such new agency sales projects, 4 of such projects generated net revenue of $2,357,937.

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

The Company accounts for underwriting sales in accordance with the FASB guidance of ASC Topic 360, “Property, Plant and Equipment”. The commission revenue on underwriting sales is recognized when the criteria in ASC 360 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred. In early 2009, the Company renegotiated the rental payments with buyers. As of March 31, 2010, 65% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. Based on the renegotiated agreements, $310,745 of the deferred revenue on underwriting sales was recognized in the first quarter of 2010.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2010, 65% of the buyers agreed upon a lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2010, 104 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 87% of total area with these lease commitments.

We anticipate that the income from sub-leasing will be on a stable growth trend in 2010 and that we will be able to cover our lease commitments. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2010	% to total	2009	% to total	% change
Agency sales	$1,259,242	62%	$245,310	20%	413%
Underwriting sales	$72,653	4%	-	-	N/A
Property management	$684,817	34%	$984,961	80%	(31)%
Cost of revenue	$2,016,712	100%	$1,230,271	100%	64%

The cost of revenue in the first quarter, 2010 was $2,016,712, an increase of 64% from $1,230,271 in the same period in 2009. In the first quarter, 2010, agency sales represented 62% of cost of revenue, underwriting sales represented 4% and property management represented 34%. In the first quarter, 2009, agency sales represented 20% of cost of revenue and property management represented 80%. The increase in cost of revenue in first quarter, 2010 was mainly due to the increase in our agency sales.

Agency sales

The cost of revenue for agency sales in the first quarter, 2010 was $1,259,242, an increase of 413% from $245,310 in the same period in 2009. This increase was mainly due to the increase in our commissions and consulting fees in the first quarter, 2010, compared to the same period in 2009, the increase of such expenses was $567,154 and $263,843 respectively.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2010, 65% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2010, 104 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 87% of total area with these lease commitments. We anticipate that these properties will be leased out in 2010; the gross margin will be improved. However, no assurance can be given that this will be the case.

In connection with our leasing guarantees to third party buyers in the Sovereign Building, an accrual for onerous contracts was recognized equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $20,420 as of March 31, 2010 and $39,360 as of December 31, 2009.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2010	% to total	2009	% to total	% change
Agency sales	$337,655	92%	$146,720	77%	130%
Property management	$30,862	8%	$44,920	23%	(31)%
Operating expenses	$368,517	100%	$191,640	100%	92%

The operating expenses in the first quarter, 2010 were $368,517, an increase of 92% from $191,640 in the same period in 2009. In the first quarter, 2010, agency sales represented 92% of operating expenses and property management represented 8%. In the first quarter, 2009, agency sales represented 77% of operating expenses and property management represented 23%.  The increase in operating expenses in the first quarter of 2010 was mainly due to the increase in our agency sales.

Agency sales

The operating expenses for agency sales in the first quarter, 2010 were $337,655 which increased 130% from $146,720 in the same period in 2009.  This increase was mainly due to the increase in staff costs and consulting fees in the first quarter, 2010, compared to the same period in 2009, the increase of such expenses was $37,920 and $117,858 respectively.

Property management

The operating expenses for property management in the first quarter, 2010 were $30,862, a decrease of 31% from $44,920 in the same period in 2009.  This decrease was mainly due to the decrease in staff costs and commissions in the first quarter, 2010, compared to the same period in 2009, the decrease of such expenses was $4,772 and $7,446 respectively.

General and Administrative Expenses

The general and administrative expenses in the first quarter, 2010 were $582,362, an increase of 21% from $481,555 in the same period in 2009.  This increase was mainly due to the increase in staff costs and consulting fees in the first quarter, 2010, compared to the same period in 2009, the increase of such expenses was $60,249 and $57,017 respectively.

Interest Expenses

Interest expenses in the first quarter, 2010 were $148,503 increasing 3% from $144,374 in the same period in 2009. The interest expenses were mainly incurred for bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In 2010, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $2,287,972.

The Company’s operating activities used cash in the amount of $366,321, which was primarily attributable to the increase of our accounts receivables.

The Company’s investing activities used cash resources of $361,121, which was primarily attributable to the acquisition of property, plant and equipment.

The Company’s financing activities used cash resources of $430,093, which was primarily attributable to the repayment of bank loan and promissory notes.

The potential cash needs for 2010 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects. The Company anticipates that cash flow from operations will be sufficient to enable the Company to satisfy to refinance the obligations which are due and to otherwise meet its ongoing cash needs. However, there can be no assurance that the Company will be able to do so.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2010, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (Removed and Reserved)

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

SUNRISE REAL ESTATE GROUP, INC.

Date: May 15, 2010	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 15, 2010	By: /s/ Wang Wen-Yan
Wang Wen-Yan, Chief Financial Officer