Form 10-Q
period 2010-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2010-08-19
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2010 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2010

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,295,101	$3,444,600
Accounts receivable	1,522,705	651,329
Promissory deposits (Note 3)	1,178,047	732,257
Other receivables and deposits (Note 4)	669,057	177,001

Total current assets	5,664,910	5,005,187

Property, plant and equipment – net (Note 5)	2,592,512	2,291,995
Investment properties (Note 6)	7,334,397	7,597,074

Total assets	$15,591,819	$14,894,256

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 7)	$-	$205,032
Promissory notes payable (Note 8)	892,774	1,036,119
Accounts payable	285,391	316,064
Amount due to directors (Note 9)	166,087	290,210
Amount due to related party (Note 9)	128,699	127,996
Other payables and accrued expenses (Note 10)	2,761,998	2,283,359
Other tax payable (Note 11)	267,682	384,290
Income tax payable	1,112,677	987,187

Total current liabilities	5,615,308	5,630,257

Long-term bank loans (Note 7)	8,099,074	8,054,831
Deposits received from underwriting sales (Note 13)	3,788,793	4,316,655
Deferred tax liabilities	330,075	-
Total liabilities	$17,833,250	$18,001,743

Noncontrolling interests of consolidated subsidiaries	1,081,086	636,881
Commitments and contingencies (Note 12)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of June 30, 2010 and December 31, 2009	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 14)	758,070	759,855
Accumulated losses	(8,526,107)	(9,023,506)
Accumulated other comprehensive income (Note 15)	588,593	662,356

Total shareholders’ deficit	(3,322,517)	(3,744,368)

Total liabilities and shareholders’ deficit	$15,591,819	$14,894,256

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ending June 30,		Six Months Ending June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$2,942,915	$1,759,981	$7,642,434	$3,255,509

Cost of Revenues	(2,106,356)	(1,076,930)	(4,123,068)	(2,307,201)

Gross Profit	836,559	683,051	3,519,366	948,308

Operating Expenses	(293,090)	(267,871)	(661,607)	(459,511)

General and Administrative Expenses	(532,981)	(597,260)	(1,115,343)	(1,078,815)

Operating Profit/(Loss)	10,488	(182,080)	1,742,416	(590,018)

Interest Income	2,132	730	5,115	1,629

Other Income, Net	(22,531)	7,604	(5,597)	22,217

Interest Expenses	(157,604)	(122,139)	(306,107)	(266,513)

Profit/(Loss) Before Income Tax and Minority Interest	(167,515)	(295,885)	1,435,827	(832,685)

Income Tax	(527,169)	(14,271)	(550,298)	(23,040)

Profit/(Loss) Before Minority Interest	(694,684)	(310,156)	885,529	(855,725)

Minority Interest	187,764	(62,403)	(368,332)	285

Net Profit/(Loss)	$(506,920)	$(372,559)	$517,197	$(855,440)

Profit/(Loss) Per Share – Basic and Fully Diluted	$(0.02)	$(0.02)	$0.02	$(0.04)

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Six Months Ending June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net Profit/(Loss)	$517,197	$(855,440)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	422,518	429,783
Loss/ (Gain) on disposal of property, plant and equipment	741	113,027
Minority interest	368,332	(92)
Change in:
Accounts receivable	(863,855)	(55,343)
Promissory deposits	(439,760)	171,025
Other receivables and deposits	(488,852)	(76,188)
Accounts payable	(32,262)	688,298
Other payables and accrued expenses	463,979	(552,891)
Deposit from underwriting sales	(549,065)	-
Interest payable on promissory notes	(24,897)	106,896
Interest payable on amount due to director	1,220	146,183
Amount due to related party	-	42,615
Deferred tax liabilities	328,575	-
Other tax payable	(210,396)	(39,707)
Income tax payable	119,522	(26,515)
Restricted cash	-	19,634
Net cash provided by/(used in) operating activities	(387,003)	111,285

Cash flows from investing activities
Acquisition of property, plant and equipment	(435,308)	(2,415)
Proceeds from disposal of plant and equipment	4,529	18,292
Net cash provided by/(used in) investing activities	(430,779)	15,877

Cash flows from financing activities
Bank loans repayment	(205,221)	(102,434)
Repayment of promissory note	(143,345)	(44,444)
Proceeds from promissory note	-	146,334
Repayment to director	(125,514)	(64,889)
Advance from director	-	160,882
Net cash provided by/ (used in) financing activities	(474,080)	95,449

Effect of exchange rate changes on cash and cash equivalents	142,363	(295,713)

Net decrease in cash and cash equivalents	(1,149,499)	(73,102)
Cash and cash equivalents at beginning of period	3,444,600	587,468
Cash and cash equivalents at end of period	$2,295,101	$514,366

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	96,233	49,134
Interest paid	329,785	297,528

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

The exchange rate between US$ and RMB had some fluctuation during the periods presented. The rates as of June 30, 2010 and December 31, 2009 are US$1: RMB6.7909 and US$1: RMB6.8282, respectively.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $736,279 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

The balance of $441,767 represents the deposit for participating in a land auction in SanDong, the PRC.

As of June 30, 2010, $441,767 out of the total promissory deposits was pledged to secure a promissory note payable in Note 8.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	June 30,	December 31,
	2010	2009

Advances to staff	$39,612	$80,288
Rental deposits	152,346	72,870
Other receivables	477,099	23,843
	$669,057	$177,001

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	June 30,	December 31,
	2010	2009

Furniture and fixtures	$81,383	$80,938
Computer and office equipment	359,958	349,964
Motor vehicles	792,256	491,799
Properties	2,226,702	2,214,539
	3,460,299	3,137,240
Less: Accumulated depreciation	(867,787)	(845,245)
	$2,592,512	$2,291,995

NOTE 6 – INVESTMENT PROPERTIES

	June 30,	December 31,
	2010	2009

Investment property	$9,118,206	$9,068,396
Less: Accumulated depreciation	(1,783,809)	(1,471,322)
	$7,334,397	$7,597,074

The investment properties include one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a bank loan in note 7. The carrying amount of one floor as $2,439,094 was pledged to a promissory note payable in Note 8.

As of June 30, 2010, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 95% of the total area of the one remaining floor was leased out.

NOTE 7 - BANK LOANS

The balance includes one bank loan of $8,099,074, which has an interest increase of 10% of one year prime rate as announced by the People’s Bank of China to 5.84%, and is secured by the properties as mentioned in Note 6 above. The period of this bank loan was 3 years and can be extended to the next 3 years automatically.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are three promissory notes, as listed below:

First, the balance includes a promissory note of $300,000 and accrued interest of $3,750 thereon. This promissory note of $300,000 bearing an interest rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $147,256. This promissory note of $147,256 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $441,768. This promissory note of $441,768 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $441,767 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

As of June 30, 2010, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $103,288 and accrued interest of $29,666 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $33,133 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of June 30, 2010.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2010	2009

Accrued legal fee	$242,187	$0
Accrued staff commission & bonus	905,504	$694,717
Rental deposits received	751,773	596,090
Accrual for onerous contracts	18,869	39,360
Other payables	843,665	953,192
Total other payables and accrued expense	$2,761,998	$2,283,359

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the six months ended June 30, 2010 and 2009, the Company incurred lease expenses amounting to $164,833 and $142,194, respectively. As of June 30, 2010, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30,	December 31,
	2010	2009

Within one year	$235,558	$31,878
Two to five years	84,672	4,394
Operating lease commitments	$320,230	$36,272

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2010, 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2010, 111 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 93% of total area with these lease commitments.

As of June 30, 2010, the lease commitments are as follows:

	June 30,	December 31,
	2010	2009

Within one year	$1,953,603	$2,141,087
Two to five years	3,374,643	4,478,477
Operating lease commitments arising from the promotional package	$5,328,246	$6,619,564

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $18,876 as of June 30, 2010 and $39,360 as of December 31, 2009.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2010, the compensation to terminate all leasing agreements is $1,662,135. According to the sub-leasing agreements that have been signed through June 30, 2010, the rental income from these sub-leasing agreements will be $ 1,257,043 within one year and $543,024 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (FIND IN PROJECT 2010 Q2)

As of June 30, 2010 and December 31, 2009, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS (FIND IN PROJECT 2010 “CUSTOMER SHEET”)

During the three months and six months ended June 30, 2010 and 2009, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended June 30,		Percentage of Net Sales Six Months Ended June 30,		Percentage of Accounts Receivable as of June 30,
	2010	2009	2010	2009	2010	2009

Customer A	19%	*	18%	*	15%	*
Customer B	14%	*	17%	*	38%	*
Customer C	10%	*	*	*	*	*

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Beijing Xin Ji Yang Real Estate Consultation Company Limited (“BJXJY”), Shanghai Shangyang Real Estate Consultation Company Limited (“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Brokerage Company Limited(“SZXJYB”), Kunshan Shang Yang Real Estate Brokerage Company Limited (“ KSSY”) and San Ya Shang Yang Real Estate Consultation Company Limited (“SYSY”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

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

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2010, 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2010, 111 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 93% of total area with these lease commitments.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2010, with comparisons to the historical three and six months ended June 30, 2009.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	% to total	2009	% to total	% change	2010	% to total	2009	% to total	% change

Agency Sales	1,882,031	64	957,581	54	97	5,653,952	74	1,685,295	52	235

Underwriting Sales	405,862	14	0	0	N/A	716,607	9	0	0	N/A

Property Management	655,022	22	802,400	46	(18)	1,271,875	17	1,570,214	48	(19)

Net revenue	2,942,915	100	1,759,981	100	67	7,642,434	100	3,255,509	100	135

The net revenue  in the second quarter of 2010 was $2,942,915, which increased 67% from $1,759,981 in the second quarter of 2009. The total net revenue of the first two quarters of 2010 was $7,642,434, which increased 135% from $3,255,509 of the first two quarters of 2009. In the second quarter of 2010, agency sales represented 64% of the total net revenue, underwriting sales represented 14% and property management represented 22%. In the first two quarters of 2010, agency sales represented 74% of the total net revenue, underwriting sales represented 9% and property management represented 17%. The increase in net revenue in the second quarter and first two quarters of 2010 was due to the increase in our agency sales and underwriting sales .

Agency sales

In the second quarter and first two quarters of 2010, 64% and 74%, respectively, of our net revenue was due to agency sales. As compared with same period in 2009, net revenue of agency sales in the second quarter and first two quarters of 2010 increased 97% and 235% respectively. The primary reason was there were two projects that were major contributors to the increase in our agency sales revenue.  Such projects contributed $1,090,022 to the agency sales revenue in the second quarter of 2010 and $2,791,966 to the agency sales revenue in six months ending June 30, 2010.

Because of our diverse market locations, the risk of market fluctuations has been minimized on our business operations in agency sales in 2010, and we are seeking stable growth in our agency sales business in 2010. However, there can be no assurance that we will be able to do so.

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

The Company accounts for underwriting sales in accordance with the FASB guidance of ASC Topic 360, “Property, Plant and Equipment”. The commission revenue on underwriting sales is recognized when the criteria in ASC 360 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred. In early 2009, the Company renegotiated the rental payments with buyers. As of June 30th, 2010, 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. Based on the renegotiated agreements, $716,607 of the deferred revenue on underwriting sales was recognized in the first two quarters of 2010.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2010, 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2010, 111 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 93% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2010 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	% to total	2009	% to total	% change	2010	% to total	2009	% to total	% change

Agency Sales	1,316,654	63	291,376	27	352	2,575,896	63	536,686	23	380

Underwriting Sales	94,891	4	0	0	N/A	167,554	4	0	0	N/A

Property Management	694,811	33	785,554	73	(12)	1,379,628	33	1,770,515	77	(22)

Cost of revenue	2,106,356	100	1,076,930	100	96	4,123,068	100	2,307,201	100	79

The cost of revenue of the second quarter of 2010 was $2,106,356, which increased 96% from $1,076,930 of the second quarter of 2009. The total cost of revenue of the first two quarters of 2010 was $4,123,068, which increased 79% from $2,307,201of the first two quarters of 2009. In the second quarter of 2010, agency sales represented 63% of the total cost of revenue, underwriting sales represented 4%, and property management represented 33%. In the first two quarters of 2010, agency sales represented 63% of the total cost of revenue, underwriting sales represented 4%, and property management represented 33%. The increased in cost of revenue in the second quarter and first two quarters of 2010 was mainly due to the increase in our agency sales while property management cost of revenue stayed decreased by 73% and 77% respectively.

Agency sales

As compared with same period in 2009, net revenue of agency sales in the second quarter and first two quarters of 2010 increased 97% and 235% respectively, and the cost of revenue in the same period increased by 352% and 380% accordingly. This increase in cost was mainly due to the increase in our commissions and consulting costs in the first two quarters of 2010, compared to the same period in 2009, the increase of such expenses was $882,295 and $916,829, respectively.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2010, 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2010, 111 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 93% of total area with these lease commitments. We  anticipate that these properties will be leased out in 2010 and that the gross margin will be improved. However, no assurance can be given that this will be the case.

In connection with our leasing guarantees to third party buyers in the Sovereign Building, an accrual for onerous contracts was recognized equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $18,876 as of June 30, 2010 and $39,360 as of December 31, 2009.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2010	% to total	2009	% to total	% change	2010	% to total	2009	% to total	% change

Agency sales	255,894	87	250,305	93	2	593,529	90	397,025	86	49

Property Management	37,196	13	17,566	7	112	68,078	10	62,486	14	9

Operating expenses	293,090	100	267,871	100	9	661,607	100	459,511	100	44

The operating expenses of the second quarter of 2010 were $293,090, which increased 9% from $267,871 of the second quarter of 2009. The total operating expenses of the first two quarters of 2010 were $661,607, which increased 44% from $459,511 in the first two quarters of 2009. In the second quarter of 2010, agency sales represented 87% of the total operating expenses and property management represented 13%. In the first two quarters of 2010, agency sales represented 90% of the total operating expenses and property management represented 10%. This increase in operating expense in the second quarter was due to the increase in our property management. In addition, the increase in operating expenses in connection with agency sales for the six months ended June 30, 2010 was attributable to the increase in revenue of agency sales.

Agency sales

When compared to 2009, the operating expenses for agency sales in the second quarter and first two quarters of 2009 increased 2% and 49% respectively. The primary reason for the change was that in the first two quarters of 2010, our staff cost and consulting expense increased $47,908 and $120,297 compared to the same period in 2009.

Property management

When compared to 2009, the operating expenses for property management in the second quarter of 2010 increased 112%. The primary reason for the change was that in the second quarter of 2010, our consulting expense increased $11,727, compared to the same period in 2009.

General and Administrative Expenses

General Administrative Expense increased for the first two quarters in 2010 as compared to 2009 by 3%. The main reason for the increase in the first two quarters in 2010 was the increase in our staff cost, which increased $97,294 compared to the same period in 2009.

Interest Expenses

When compared to 2009, the interest expenses in the second quarter and first two quarters of 2010 increased 29% and 15% respectively. The interest expenses relate to bank loans and promissory notes payable.

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

We ended the period with a cash position of $2,295,101.

The Company's operating activities used cash in the amount of $387,003, which was primarily attributable to the increase of our accounts receivables.

The Company's investing activities used cash resources of $430,779, which was primarily attributable to the acquisition of property, plant and equipment.

The Company's financing activities used cash resources of $474,080, which was primarily attributable to the repayment of bank loan and promissory notes.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2010, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ending June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: August 19, 2010	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 19, 2010	By:	/s/ Wang Wen-Yan
Wang Wen-Yan, Chief Financial Officer