Form 10-Q
period 2010-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2010-11-17
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 15, 2010 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2010

INDEX

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,648,587	$3,444,600
Accounts receivable	1,224,263	651,329
Promissory deposits (Note 3)	1,119,219	732,257
Other receivables and deposits (Note 4)	360,229	177,001

Total current assets	5,352,298	5,005,187

Property, plant and equipment – net (Note 5)	2,565,831	2,291,995
Investment properties (Note 6)	7,278,440	7,597,074

Total assets	$15,196,569	$14,894,256

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Bank Loan	$0	$205,032
Promissory notes payable (Note 8)	908,167	1,036,119
Accounts payable	148,458	316,064
Amount due to directors (Note 9)	169,651	290,210
Amount due to related party (Note 9)	130,424	127,996
Other payables and accrued expenses (Note 10)	2,528,475	2,283,359
Other tax payable (Note 11)	227,160	384,290
Income tax payable	927,268	987,187

Total current liabilities	$5,039,603	5,630,257

Commitments and contingencies (Note 12)	0	0
Long-term bank loans (Note 7)	8,207,608	8,054,831
Deposits received from underwriting sales (Note 13)	3,512,631	4,316,655
Deferred tax liabilities	390,459	0

Total liabilities	$17,150,301	$18,001,743

Non-controlling interests of consolidated subsidiaries	1,401,806	636,881

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of September 30, 2010 and December 31, 2009	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 14)	758,035	759,855
Accumulated Loss	(8,546,658)	(9,023,506)
Accumulated other comprehensive income (Note 15)	576,158	662,356

Total shareholders’ deficit	(3,355,538)	(3,744,368)

Total liabilities and shareholders’ deficit	$15,196,569	$14,894,256

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$3,099,068	$5,319,508	$10,741,502	$8,575,017

Cost of Revenues	(1,389,320)	(1,944,751)	(5,512,388)	(4,251,952)

Gross Profit	1,709,748	3,374,757	5,229,114	4,323,065

Operating Expenses	(431,990)	(247,382)	(1,093,597)	(706,893)

General and Administrative Expenses	(698,275)	(514,364)	(1,813,618)	(1,593,179)

Operating Profit/(Loss)	579,483	2,613,011	2,321,899	2,022,993

Interest Income	2,750	579	7,865	2,208

Other Income, (Net)	44,961	21,073	39,364	43,290

Interest Expenses	(142,348)	(115,153)	(448,455)	(381,666)

Profit/(Loss) Before Income Tax and Minority Interest	484,846	2,519,510	1,920,673	1,686,825

Income Tax	(58,478)	(25)	(608,776)	(23,065)

Profit/(Loss) Before Minority Interest	426,368	2,519,485	1,311,897	1,663,760

Minority Interest	(451,245)	(82,973)	(819,577)	(82,688)

Net Profit/(Loss)	$(24,877)	$2,436,512	$492,320	$1,581,072

Profit/(Loss) Per Share – Basic and Fully Diluted	$0.00	$0.10	$0.02	$0.07

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	$492,320	$1,581,072
Adjustments to reconcile net profit/(loss) to
net cash used in operating activities
Depreciation of property, plant and equipment	645,610	640,562
Loss/ (Gain) on disposal of property, plant and equipment	9,270	16,881
Minority interest	819,577	82,688
Change in:
Accounts receivable	(552,102)	(739,706)
Promissory deposits	(367,431)	175,623
Other receivables and deposits	(177,151)	35,583
Accounts payable	(170,975)	1,283,517
Amounts with venturers	-	-
Other payables and accrued expenses	198,755	(439,090)
Deposit from underwriting sales	(872,500)	(2,568,062)
Interest payable on promissory notes	(24,897)	6,041
Interest payable on amount due to director	1,220	7,709
Other tax payable	(161,932)	(17,592)
Income tax payable	307,100	(27,061)
Restricted cash	-	20,483
Net cash provided by/(used in) operating activities	128,323	58,648

Cash flows from investing activities
Acquisition of property, plant and equipment	(447,335)	(5,094)
Equity investment		-
Proceeds from disposal of plant and equipment	39,095	18,299
Net cash provided by/(used in) investing activities	(408,241)	13,205

Cash flows from financing activities
Bank loans repayment	(205,761)	(204,894)
Repayment of promissory note	(114,166)	(72,222)
Proceeds from promissory note	-	146,353
Repayment to director	(133,918)	(64,895)
Advance from director	-	229,838
Net cash provided by financing activities	(453,844)	34,180

Effect of exchange rate changes on cash and cash equivalents	62,251	51,469

Net increase/(decrease) in cash and cash equivalents	(796,013)	157,502
Cash and cash equivalents at beginning of period	3,444,600	587,468
Cash and cash equivalents at end of period	$2,648,587	$744,970

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	668,695	50,044
Interest paid	472,133	373,604

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

The exchange rate between US$ and RMB had 1.86% fluctuation during the periods presented. The rates as of September 30, 2010 and December 31, 2009 are US$1: RMB6.7011 and US$1: RMB6.8282, respectively.

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

The Company accounts for underwriting sales in accordance with ASC 976-605 “Accounting for Sales of Real Estate”. The commission revenue on underwriting sales is recognized when the criteria in ASC 976-605 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

All revenues represent gross revenues less sales and business tax.

Net Earnings per Common Share

The Company computes net earnings per share in accordance with ASC 260, “Earnings per Share.” Under the provisions of ASC 260, basic net earnings per share is computed by dividing the net earnings available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings per share recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Accounting for Income Taxes.” Under ASC 740, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

On August 17, 2010, the FASB and IASB issued an ED on lease accounting. The ED, released by the FASB as a proposed ASU, creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The profosed ASU, if finalized, would converge the FASB’s and IASB’s accounting for lease contracts in most significant areas.

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

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

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

The Company does not anticipate that the adoption of these statements will have a material effect on the Company's financial condition and results of operations.

NOTE 3 - PROMISSORY DEPOSITS

The balance of $671,532 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

The balance of $447,688 represents the deposit for participating in a land auction in SanDong, the PRC.

As of September 30, 2010, $373,073 out of the total promissory deposits was pledged to secure a promissory note payable in note 8.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	September 30,	December 31,
	2010	2009

Advances to staff	$8,932	$80,288
Rental deposits	156,227	72,870
Other receivables	195,071	23,843
	$360,229	$177,001

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	September 30,	December 31,
	2010	2009

Furniture and fixtures	$82,473	$80,938
Computer and office equipment	364,692	349,964
Motor vehicles	802,873	491,799
Real Properties	2,256,542	2,214,539
	3,506,580	3,137,240
Less: Accumulated depreciation	(940,749)	（845,245)
	$2,565,831	$2,291,995

All above real properties as of September 30, 2010 and as of December 31, 2009 were pledged to secure a loan in note 7.

NOTE 6 – INVESTMENT PROPERTIES

	September 30,	December 31,
	2010	2009

Investment property	$9,240,397	$9,068,396
Less: Accumulated depreciation	(1,961,957)	(1,471,322)
	$7,278,440	$7,597,074

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 7. The carrying amount of one floor as $2,471,781 was pledged to a promissory note payable in note 7.

As of November 10, 2010, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 78% of the total area of the one remaining floor was leased out.

NOTE 7 – LONG-TERM BANK LOANS

The balance includes one bank loan of $8,207,608., The interest rate is 10% above the prime rate as announced by the People’s Bank of China and the current rate is 5.84%., The loan is secured by the properties as mentioned in Note 6 above. The term of this bank loan is 3 years from November 10,2009 to November 30,2012 and can be extended  for additional 3 years automatically.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are five promissory notes, as listed below:

First, the balance includes a promissory note of $300,000 with an interest payable of $11,250. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $149,229. This promissory note of $149,229 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $447,688. This promissory note of $447,688 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $373,073 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

As of September 30, 2010, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $103,288 and accrued interest of $32,786 thereon. The principal is unsecured and bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $33,577 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of September 30, 2010.

Amount due to related party

The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2010	2009

Accrued staff commission & bonus	$678,017	$694,717
Rental deposits received	702,780	596,090
Accrual for onerous contracts	10,130	39,352
Other payables	1,137,548	953,201
	$2,528,475	$2,283,359

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the nine months ended September 30, 2010 and 2009, the Company incurred lease expenses amounting to $260,240 and $216,610, respectively. As of September 30, 2010, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30,	December 31,
	2010	2009

Within one year	$238,095	$31,878
Two to five years	53,723	4,394
Operating lease commitments	$291,818	$36,272

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. Till the reporting date 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2010, 122 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 91.2% of total area with these lease commitments.

As of September 30, 2010, the lease commitments are as follows:

	September 30,	December 31,
	2010	2009

Within one year	$1,808,548	$2,141,087
Two to five years	3,080,736	4,478,477
Operating lease commitments arising from the promotional package	$4,889,284	$6,619,564

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $10,130 as of September 30, 2010 and $39,352 as of December 31, 2009.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of September 30, 2010, the compensation to terminate all leasing agreements is $1,630,241. According to the sub-leasing agreements that have been signed through September 30, 2010, the rental income from these sub-leasing agreements will be $930,136 within one year and $361,875 within two to five years. However, no assurance can be given that we can collect all of the rental income.

NOTE 13 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC976-605 Accounting for Sales of Real Estate . Under ASC976-605 the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 2010, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2010 and 2009, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as of September 30,
	2010	2009	2010	2009	2010	2009

Customer A	21%	*	18%	*	18%	*
Customer B	11%	*	*	*	26%	*
Customer C	10%	*	*	*	*	*

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

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units.  For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing and ChongQing.

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of September 30, 2010, 54% of the buyers have agreed upon the lowered rate and 16% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of November 10, 2010, 85 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 83% of total area with these lease commitments.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and nine months ended September 30, 2010, with comparisons to the historical three and nine months ended September 30, 2009.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010	% to total	2009	% to total	% change	2010	% to total	2009	% to total	% change
Agency sales	2,026,092	65	1,262,677	24	60	7,680,044	71	2,947,978	34	161
Underwriting sales	422,129	14	3,351,684	63	(87)	1,138,736	11	3,351,684	39	(66)
Property Management	650,847	21	705,147	13	(8)	1,922,722	18	2,275,355	27	(15)
Net revenue	3,099,068	100	5,319,508	100	(42)	10,741,502	100	8,575,017	100	25

The net revenue in the third quarter of 2010 was $3,099,068, which decreased 42% from $5,319,508 in the third quarter of 2009. The total net revenue of the first three quarters of 2010 was $10,741,502, which increased 25% from $8,575,017 of the first three quarters of 2009. In the third quarter of 2010, agency sales represented 65% of the total net revenue and underwriting sales represented 14% and property management represented 21%. In the first three quarters of 2010, agency sales represented 71% of the total net revenue and underwriting sales represented 11% and property management represented 18%. The drop in net revenue in the third quarter was mainly because of the decrease in underwriting sales. However, agency sales increased 60% as compared to the third quarter of 2009 which resulted in the total increase of net revenue for first three quarters.

Agency sales

In the third quarter and first three quarters of 2010, 65% and 71%, respectively, of our net revenue was due to agency sales. As compared with same period in 2009, net revenue of agency sales in the third quarter and first three quarters of 2009 increased 60% and 161% respectively.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company negotiated the rental payments with purchasers. As of September 2010, over two thirds of the purchasers signed the new agreement with lower rent guarantees. Based on the new agreement, significant portion of underwriting sales can be realized. In the third quarter of 2010, $422,129 of underwriting revenue was recognized.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the reporting date 54% of the buyers agreed upon the lowered rate and 16% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2010, 122 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 91.2% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2010 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010	% to total	2009	% to total	% change	2010	% to total	2009	% to total	% change
Agency sales	563,780	41	603,755	31	(7)	3,139,666	57	1,140,441	27	175
Underwriting sales	98,684	7	783,630	40	(87)	266,238	5	783,630	18	(66)
Property Management	726,856	52	557,366	29	30	2,106,484	38	2,327,881	55	(10)
Cost of revenue	1,389,320	100	1,944,751	100	(29)	5,512,388	100	4,251,952	100	30

The cost of revenue of the third quarter of 2010 was $1,389,320, which decreased 29% from $1,994,751 of the third quarter of 2009. The total cost of revenue of the first three quarters of 2010 was $5,512,388, which increased 30% from $4,251,952 of the first three quarters of 2009. In the third quarter of 2010, agency sales represented 41% of the total cost of revenue, underwriting sales represented 7%, and property management represented 52%. In the first three quarters of 2010, agency sale represented 57% of the total cost of revenue, underwriting sales represented 5%, and property management represented 38%. The decrease in cost of revenue in the third quarter of 2010 was because there was a big decrease in of the revenue for underwriting sales. The increase in cost of revenue in the first three quarters of 2010 was due to the increase in our agency sales.

Agency sales

As compared with the same period in 2009, net revenue of agency sales in the third quarter and first three quarters of 2010 increased 60% and 161% respectively, and the cost of revenue in the same period decreased 7% and increased 175% accordingly. The main reason for the change was that in the first three quarter of 2010, our staff cost and designing fees increased $1,221,945 and $960,958 respectively, compared to the same period in 2009.

Underwriting sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of September 30, 2010, 54% of the buyers agreed upon the lowered rate and 16% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2010, 122 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 91.2% of total area with these lease commitments. We expect that these properties will be leased out in 2010; the gross margin will be improved. However, no assurance can be given that this will be the case.

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $10,130 as of September 30, 2010 and $39,352 as of December 31, 2009.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2010	% to total	2009	% to total	% change	2010	% to total	2009	% to total	% change
Agency Sales	407,280	94	146,816	92	177	1,000,809	92	543,841	77	84
Property Management	24,710	6	100,566	8	(75)	92,788	8	163,052	23	(43)
Operating Expenses	431,990	100	247,382	100	75	1,093,597	100	706,893	100	55

The operating expenses of the third quarter of 2010 were $431,990, which increased 75% from $247,382 of the third quarter of 2009. The total operating expenses of the first three quarters of 2010 were $1,093,597, which increased 55% from $706,893 of the first three quarters of 2009. In the third quarter of 2010, agency sales represented 94% of the total operating expenses and property management represented 6%. In the first three quarters of 2010, agency sale represented 92% of the total operating expenses and property management represented 8%. The increase in the operating expenses in the third quarter and first three quarters of 2010 was due to the increase in our agency sales operation.

Agency sales

When compared to 2009, the operating expenses for agency sales in the third quarter and first three quarters of 2010 increased 177% and 84% respectively. The primary reason for the change was that in the third quarter of 2010, compared to the same period in 2009, our salary and commission expense increased by 70% and 21% respectively in the third quarter of 2010. For the first three quarters of 2010, marketing and commission expense increased 72% and 54% respectively.

Property management

When compared to 2009, the operating expenses for property management in the third quarter and first three quarters of 2010 decreased 75% and 43% respectively. The primary reason for the change was that in the third quarter of 2010, our salary expenses and leasing expenses of property management decreased $64,157 and $32,503 respectively, and in the first three quarter of 2010, our salary expenses and leasing expenses decreased $25,088 and $32,503 respectively, compared to the same period in 2009.

General and Administrative Expenses

When compared to 2009, the general and administrative expenses in the third quarter and first three quarters of 2010 increased 36% and 14% respectively. The primary reason for the change was the increase in our consulting and other expenses. In the third quarter and first three quarters of 2010, our consulting expense increased $76,593 and $52,252; other expenses increased $77,936 and $142,258, compared to the same period in 2009.

Interest Expenses

When compared to 2009, the interest expenses in the third quarter and first three quarters of 2010 increased 24% and 17% respectively. The interest expenses relate to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarters of 2010, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $2,648,587.

The Company’s operating activities provided cash in the amount of $128,323, which was primarily attributable to accounts receivable and deposit from underwriting sales.

The Company’s investing activities used cash resources of $408,241, which was primarily attributable to the acquisition of plant and equipment.

The Company’s financing activities used cash resources of $453,844, which was primarily attributable to the bank note repayment.

The potential cash needs for the fourth quarter of 2010 and for 2011 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity that are with terms satisfactory to management and our board of directors. We have no present understandings or commitments with respect to any such financings.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2010, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (Removed and Reserved.)

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

SUNRISE REAL ESTATE GROUP, INC.

Date: November 18, 2010	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 18, 2010	By:	/s/ Wang Wen-Yan
Wang Wen-Yan, Chief Financial Officer