Form 10-K
period 2010-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2011-04-15
CIK 1083490

STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended: December 31, 2010

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

The issuer's net revenues for its most recent fiscal year ended December 31, 2010 were US$12,821,257.

The aggregate market value of the common stock held by non-affiliates 14,334,375 shares was approximately $5,303,718, based on the average closing bid and ask price of $0.37 for the Common Stock on June 30, 2010.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 31, 2011 was 23,691,925 shares.

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

On January 21, 2011, and January 22, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) and Better Time International Limited (“Better Time”) respectively, to issue 2.5 million shares to each company for US $500 thousand. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16 an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On March 18 an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011.

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

Figure 1: Company Organization Chart

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units.  For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, Shangqiu and branches in NanChang, YangZhou, NanJing and ChongQing.

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2010, 68% of the buyers agreed upon the lowered rate and 25% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 25, 2011, 114 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 80% of the total area with these lease commitments.

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

In the past nine years, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services.

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

While our main operation is in agency sales, we are constantly seeking opportunities to branch out into real estate development. While we continue our efforts there are no assurance we will be able to obtain any development projects.

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

GDP Growth of PRC for the period of 2005 through 2010

GDP GROWTH
2006	10.7%
2007	11.4%
2008	9.0%
2009	8.7%
2010	10.3%
Source: National Bureau of Statistics of China

Government regulation

On November 5, 2008, the State Council announced a two-year economic stimulus plan involving a total investment of RMB 4 trillion. The stimulus plan, which the State Council announced at a general meeting, is called the Ten Measures to Further Expand Domestic Demand and Promote Steady Economic Development (the Ten Measures). In the first measure, the government affirms its commitment to subsidizing low-rent housing, renovating poor and imperiled housing in rural areas, and providing housing for nomads. The National Development and Reform Commission (NDRC) announced on December 18, 2008, that the central government has distributed RMB10 billion for the construction of affordable housing.

The State Taxation Administration issued the Regulation of Land Value-added Tax Clearing and Administrating in May 2009, effective on June 1, 2009. It requires the developers to clear the land value-added tax, which have completed development projects and have finished sale, or have sold development projects under constructed, or have transferred the land use right to others.

On May 27 2009, the Chinese government issued the policy “Notice of the Fix Asset Investment Ratio” stating that economical housings and residential housing’s must provide at least 20% of the purchase price before bank loans. Other real estate project’s minimum payment, not including bank loans, shall be 30%. This is a decrease from the 35% minimum required since 2004 and a drop in level back in 1996. This policy signifies the government loosening of the real estate sector.

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

On January 10th, 2010, the government established a notice of 11 measures 《关于促进房地产市场平稳健康发展的通知》 to address the rising real estate prices. The measures call for an increasing supply of low-cost houses for low-income families and common residential houses, encouraging reasonably priced house buying while limiting purchases for speculation and investment, strengthening real estate project loan risk management and market supervision, speeding up construction of residential housing projects for low-income households, and specifying responsibilities of local governments.

On January 1, 2010, the Ministry of Finance and the State Administration of Taxation re-imposed the business tax on total proceeds from the resale of certain residential properties held for less than five years. The China Banking Regulatory Authority withdrew its earlier policy and emphasized the minimum 40% down payment requirement for mortgages for second properties. On March 8, 2010, the Ministry of Land and Resources issued a circular to further strengthen the supervision on land supply, requiring a real estate developer to pay at least 50% of the land premium within one month and 100% within one year after the land use right contract is executed. On April 17, 2010, the State Council issued the Circular on Firmly Restraining Soaring Housing Prices in Certain Cities. According to this circular,

•	A Down payment must be no less than 30% of the purchase price for first self-use housing unit purchases by a family with a gross construction area of more than 90 square meters.;
•	The minimum down payment for the second housing unit purchased by a family is increased from 40% to 50% and the loan interest rate must be no less than 110% of benchmark lending interest rate;

•
Down payment for the third or more housing unit purchased by any family and the loan interest rate must be further increased significantly based on the rate for the first and second housing units, as determined by commercial banks based on their assessment of the risks;

•
Commercial banks may suspend extending loans to families for their purchases of the third or more housing units in regions where commercial housing unit prices are too high or have risen too fast or supply of housing units is insufficient. The banks may also suspend extending loans to individuals for their purchase of housing units outside of their registered residence if they cannot furnish evidence of their tax or social insurance premium payment for at least one year locally in the region where the subject housing units are located; and

•	Local governments are allowed to limit the total number of housing units one can purchase in certain period in light of the local situation.

Such efforts by the government to slow down property price appreciation may reduce the activities in the real estate market and decrease real estate transaction volume, and prevent developers from raising capital they need or increase their costs to start new projects. There are no assurances that the PRC government will not adopt new measures in the future that may result in lower growth rates in the real estate industry. Frequent changes in government policies may also create uncertainty that could discourage investment in real estate. Our business may be materially and adversely affected as a result of decreased transaction volumes or real estate prices that may result from government policies.

Environmental matters

There is a growing concern in regards to the global warming issues affecting the world today. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly cause inverse effect to our operation. Extreme weather conditions may delay in construction of properties; this then may delay the sale of these properties and therefore delaying our future revenue stream.

Employees
As of December 31, 2010, we had the following number of employees:
Employees
SRRE
Administration Dept.	1
Accounting Dept.	2
Investor Relations Dept.	2

SHXJY
Administration Dept.	21
Accounting Dept.	2
Research & Development Dept.	8
Advertising & Communication Planning Dept.	3
Marketing Dept.	14

Nanchang Branch of SHXJY
Marketing Dept.	1

Yangzhou Branch of SHXJY
Accounting Dept.	2
Marketing Dept.	10

Chongqing Branch of SHXJY
Accounting Dept.	2
Marketing Dept.	11

SZXJY and Nanjing Branch
Administration Dept.	11
Accounting Dept.	3
Research & Development Dept.	8
Advertising & Communication Planning Dept.	6
Marketing Dept.	50

SZSY
Marketing Dept.	28

SZXJYB (no one)
Marketing Dept.	7

BJXJY
Administration Dept.	1

SHSY
Administration Dept.	10
Research & Development Dept.	15
Accounting Dept.	2
Marketing Dept.	14

SYSY
Marketing Dept.	21

SZGFH
Administration Dept.	2
Accounting Dept.	3
Marketing Dept.	3

KSSY
Marketing Dept.	1
Total	264
None of our employees are represented by a labor union or bound by a collective bargaining unit. We believe that our relationship with its employees is satisfactory.

ITEM 1A. RISK FACTORS

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

Business expansion and the need to integrate operations arising from the expansion may place a significant strain on our managerial, operational and financial resources, and will further contribute to a need to increase in our financial needs.

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

On January 21, 2011, and January 22, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) and Better Time International Limited (“Better Time”) respectively, to issue 2.5 million shares to each company for US $500 thousand. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16th an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On March 18th an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011.

We have no assurance that the share purchase agreements will close and that the company will receive its financing.

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

There is a growing concern in regards to the global warming issues affecting the world today. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly cause inverse effect to our operation. Extreme weather conditions may delay in construction of properties; this then may delay the sale of these properties and therefore delaying our future revenue stream. There may be regulations in manufacturing materials for property construction and new building codes in response to global warming that may delay construction and/or create further expenses to the developers. These possible changes may indirectly affect our business.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of December 31, 2010, Ace Develop directly controls 19.04% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. As of December 31, 2010, Robert Lin Investments directly controls 19.04% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung,and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

As per the two share purchases agreements signed on January 20, 2011, there is a risk that our stock price will be affected due to the dilution from the issuance of our common stock.

We are listed on the OTC QB, which can be a volatile market.

Our common stock is quoted on the OTCQB, a quotation system for equity securities. It is a more limited trading market than the Nasdaq Capital Market, and timely and accurate quotations of the price of our common stock may not always be available. Investors may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

Since the completion of the SRRE – CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.64 per share to a low of $0.10 per share in 2010 and 2009. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2010, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

The economy of PRC differs from the economies of most developed countries in a number of respects, including the amount of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent our facilities at 7th Floor, No.333, Zhaojiabang Road, Shanghai, PRC. We also have regional field support offices in various cities in Mainland China, namely Suzhou, Beijing, Nanchang, Yangzhou, Chongqing, Kunshan, Nanjing and Hainan. We lease the facilities that house our regional field support offices. The average aggregate rental expense per month is $27,459.

During the past five years, the Company has also acquired two floors and four units of the Sovereign Building in Suzhou, PRC. The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. In 2007, the title for these properties were transferred to the Company. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. Accordingly, the costs of the properties for the Company’s own use was $2,283,225 and the investment properties was $9,349,785.

As of December 31, 2010, the bank loan secured by the investment properties was $8,304,767 which bears interest at 110% of one year prime rate as announced by the People’s Bank of China (The rate for 2010 was 5.96%). The bank loan secured by the properties for the Company’s own use was $205,032, has been repaid.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board system under the symbol “SRRE.” The following table sets forth the high and low quotations of our common stock reported by the OTCBB system for the periods indicated. Effective in March 2011, quotations for our common stock were reported by the OTCQB system.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in US Dollars)

	2010		2009
	High	Low	High	Low
First quarter	$0.51	$0.10	$0.62	$0.06
Second quarter	$0.64	$0.2	$0.62	$0.03
Third quarter	$0.51	$0.10	$0.05	$0.03
Fourth quarter	$0.51	$0.10	$1.05	$0.05

As of March 31, 2011, we have approximately 595 record holders of our common stock. On March 31, 2011, the closing price of our common stock was $0.03.

No cash dividends were declared on our common stock in 2011 and 2010. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2010

No securities of the Company were issued pursuant to any equity compensation plan during the year ended December 31, 2010

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

On January 21, 2011, and January 22, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) and Better Time International Limited (“Better Time”) respectively, to issue 2.5 million shares to each company for US $500 thousand. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16th an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On March 18th an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing, ChongQing and ShangQiu

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the end of December 31, 2010 68% of the buyers agreed upon the lowered rate and 7% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 15, 2011, 114 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 80% of the total area with these lease commitments.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are based on our current beliefs and expectations, information currently available to us, estimates and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued FAS 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (Codification)”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, a new guidance addresses the accounting and reporting for the outstanding non-controlling interest (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. It also establishes additional disclosures in the consolidated financial statements that identify and distinguish between the interests of the parent’s owners and of the non-controlling owners of a subsidiary. On January 1, 2009, the Company adopted new accounting guidance on non-controlling interests.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2010 with comparisons to the historical year ended December 31, 2008.

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2010	% to total	2009	% to total	% change
Agency sales	9,243,762	72	5,077,307	39	82
Underwriting sales	1,270,999	10	5,174,708	39	(75)
Property management	2,306,496	18	2,858,576	22	(19)
Net revenue	12,821,257	100	13,110,591	100	(2)

The net revenues for 2010 were $12,821,257, which decreased 2% from $13,110,591 of 2009. In 2010, agency sales represented 72% of the total net revenues, underwriting sales represented 10% and property management represented 18%. The decrease in 2010 was mainly due to the decrease in our underwriting sales revenue.

Agency sales

In 2010, 72% of our net revenue was derived from agency sales, which were from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2009, net revenue of agency sales in 2010 increased by 82%. This indicates that the business in this field has increased.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company negotiated the rental payments with purchasers. As of December 31, 2010, 68% of the buyers agreed upon the lowered rate and 7% of the buyers agreed to cancel the leasing agreements. Based on the new agreement, significant portion of underwriting sales can be realized.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2010, 68% of the buyers agreed upon the lowered rate and 7% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2010, 114 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 80% of the total area subject to these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2011 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2010	% to total	2009	% to total	% change
Agency sales	4,187,898	59	1,905,931	32	120
Underwriting sales	297,159	4	1,209,856	20	(75)
Property management	2,579,094	37	2,879,982	48	(10)
Cost of revenue	7,064,151	100	5,995,769	100	18

The cost of revenues for 2010 was $7,064,151; this was an increase of 18% from $5,995,760 in 2009. In 2010, agency sales represented 59% of total cost of revenues, underwriting sales represented 4% and property management represented 37%. The increase in cost of revenues in 2010 was mainly due to the increase in our agency sales revenue and thereby salary and operating expenses...

Agency sales

As compared with 2009, cost of revenue of agency sales in 2010 increased 120%. The primary reason for the change was the increase cost of our operation in Shangqiu and Dongdu of $295,355 and $319,904, respectively.

Underwriting Sales

The cost of underwriting sales represents selling cost, like staff costs and advertising expenses, associated to the underwriting sales.

Property management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2010, 68% of the buyers agreed upon the lowered rate and 7% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2010, 114 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 80% of the total area subject to these lease commitments. We expect that these properties will be leased out in 2011; the gross margin will be improved. However, no assurance can be given that this will be the case.

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $4,536 as of December 31, 2010 and $39,360 as of December 31, 2009.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,
	2010	% to total	2009	% to total	% change
Agency sales	1,260,788	91	842,788	87	50
Property management	119,293	9	125,732	13	(5)
Operating expenses	1,380,081	100	968,520	100	42

The operating expenses of 2010 were $1,380,081; these increased 42% from $968,520 in 2009. In 2010, the expenses pertaining to agency sales represented 91% of the total operating expenses and property management represented 9%. The increase in operating expenses in 2010 was mainly due to the increase in our agency sales expenses.

Agency sales

When compared to 2009, the operating expenses for agency sales in 2010 increased 50%. The primary reason for the increase in 2010 was the increase in staff, business travel and consulting fee of $34,123, $40,249 and $120,338 respectively, compared to 2009. The increased cost was due to the increase in our agency business.

Property management

When compared to 2009, the operating expenses for property management in 2010 decreased 5%. The main reason for the increase was the agency commissions of SZGFH. The decrease in cost was due to the agreement in lowering the rental rates.

General and Administrative Expenses

The general and administrative expenses in 2010 were $2,600,936, increasing 10% from $2,355,278 in 2009. Primary reasons for the increase were the following:
i)	The increase in our staff cost. In 2010, our staff cost increased $99,653, compared to 2009.
ii)	The increase in business travel expenses. In 2010, business travel expenses increased $58,596, compared to 2009.
iii)	The depreciation expense increased $173,921 compared to 2009.

Interest Expenses

When compared to 2009, the interest expenses in 2010 increased about 10% to $613,155.

Major Related Party Transaction

Certain Relationships

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of December 31, 2010, the balance includes one advances to and a loan obtained from Lin Chin-Jung.

The loan includes principal of $198,002 and accrued interest of $40,927 thereon. The principal is unsecured and bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $33,654 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2010.

Amount due to Lin Chao-Chin
A balance of $16,987 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2010.

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

We ended the period with a cash position of $4,257,461.

The Company’s operating activities provided cash in the amount of $1,038,104, which was primarily attributable to the decrease in deposit from underwriting sales.

The Company’s investing activities used cash resources of $1,961,571, which was primarily attributable to the equity investment of $1,476,778.

The Company’s financing activities provided cash resources of $1,700,024, a decrease from 2009. This decrease was primarily attributable to a decreased in bank loans in 2010.

The cash needs for 2011 will be for the potential repayments of bank notes that may incur in 2011, promissory notes, rental guarantee payments, and promissory deposits for various future property projects.

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

On January 21, 2011, and January 22, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) and Better Time International Limited (“Better Time”) respectively, to issue 2.5 million shares to each company for US $500,000. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16 an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On March 18, 2011 an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets -
December 31, 2010 and 2009	25

Consolidated Statements of Operations -
December 31, 2010 and 2009	26

Consolidated Statements of Stockholders' Deficit -
December 31, 2010 and 2009	27

Consolidated Statements of Cash Flows -
December 31, 2010 and 2009	28

Notes to Consolidated Financial Statements	30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheet of Sunrise Real Estate Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Sunrise Real Estate Group, Inc. as of December 31, 2010 and 2009 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge. CT, USA, March 31, 2011

Sunrise Real Estate Group, Inc.
Consolidated Balance Sheets
(Expressed in US Dollars)
	December 31,	December 31,
	2010	2009
	(Audited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,973,997	$3,444,600
Restricted cash (Note 3)	1,283,464	-
Accounts receivable	258,338	651,329
Promissory deposits (Note 4)	1,136,999	732,257
Other receivables and deposits (Note 5)	$378,751	177,001

Total current assets	6,031,548	5,005,187

Property, plant and equipment – net (Note 6)	2,571,516	2,291,995
Investment properties (Note 7)	7,208,534	7,597,074
Long-term investment (Note 8)	1,509,958	-

Total assets	$17,321,557	$14,894,256

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 9)	8,304,770	$205,032
Promissory notes payable (Note 10)	903,983	1,036,119
Accounts payable	86,928	316,064
Amount due to directors (Note 11)	189,837	290,210
Amount due to related party (Note 11)	98,123	127,996
Other payables and accrued expenses (Note 12)	3,092,565	2,283,359
Other tax payable (Note 13)	266,714	384,290
Income tax payable (Note 14)	1,318,366	987,187

Total current liabilities	14,261,286	5,630,257

Long-term bank loans (Note 9)	2,264,937	8,054,831
Long-term promissory notes payable (Note 10)
Deposits received from underwriting sales (Note 16)	3,454,879	4,316,655

Total liabilities	19,981,102	18,001,743

Non-controlling interests of consolidated subsidiaries	1,188,110	636,881
Commitments and contingencies (Note 15)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of December 31, 2010 and December 31, 2009	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 17)	787,461	759,855
Accumulated losses	(9,225,986)	(9,023,506)
Accumulated other comprehensive income (Note 18)	733,944	662,356

Total shareholders’ deficit	(3,847,655)	(3,744,368)

Total liabilities and shareholders’ deficit	$17,321,557	$14,894,256
See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2010	2009
	(Audited)	(Audited)

Net Revenues	$12,821,257	$13,110,591

Cost of Revenues	(7,064,152)	(5,995,769)
Gross Profit	5,757,105)	7,114,822

Operating Expenses	(1,380,081)	(968,520)

General and Administrative Expenses	(2,600,936)	(2,355,278)

Operating Profit/(Loss)	1,776,088	3,791,024

Other Income, Net	53,560	480,618

Interest Income	9,964	3,557

Impairment loss on goodwill (Note 7)	-	(13,307)

Interest Expenses	(613,155)	(555,282)

Profit/(Loss) Before Income Tax and Minority Interest	1,226,457	3,706,610

Income Tax (Note 13)	(664,187)	(201,057)

Profit/(Loss) Before Minority Interest	562,270	3,505,553

Non-controlling Interest of Consolidated Subsidiaries	(587,757)	(230,169)

Net Profit/(Loss)	$ (25,487)	$3,275,384

Profit/(Loss) Per Share – Basic and Fully Diluted	$0.00	$0.14

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income	Accumulated Losses		Total stockholders’ equity/ (deficit)

Balance, December 31, 2008	23,691,925	$236,919	$3,620,008	$731,762	$585,595.00	$(12,188,648)		$(7,014,364)

Issuance of stock dividend	-	-	-	-	-	-		-

Profit for the year	-	-	-	-	-	$3,275,384		$3,275,384

Profit return to minority interest in subsidiary	-	-	-	-	-	$(82,149)		$(82,149)

Transfer between reserves	-	-	-	$28,093	-	$(28,093)		-

Translation of foreign operations	-	-	-	-	$76,761	-		$76,761

Balance, December 31, 2009	23,691,925	$236,919	$3,620,008	$759,855	$662,356	$(9,023,506)		$(3,744,368)

Loss for the year	-	-	-	-	-	$(25,487)		$(25,487)

Transfer between reserves	-	-	-	27,606	-	$(27,606	) 06)	-

Profit return to minority interest in subsidiary	-	-	-	-	-	$(149,387)		$(149,387)

Translation of foreign operations	-	-	-	-	71,588	-		71,588

Balance, December 31, 2010	$23,691,925	$236,919	$3,620,008	$787,461	733,944	$(9,225,986)		$(3,847,654)

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Expressed in US Dollars)
	Years Ended December 31,
	2010	2009
	(Audited)	(Audited)
Cash flows from operating activities
Net profit/(loss)	$(25,487)	$3,275,384
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation of property, plant and equipment	866,221	841,775
Loss /(Gain) on disposal of property, plant and equipment	-	22,147
Impairment losses	-	13,307
Non-controlling interest	587,757	230,169
Change in:
Restricted Cash	(1,255,261)	32,425
Accounts receivable	404,122	70,101
Promissory deposits	(373,626)	395,222
Other receivables and deposits	(191,945)	145,324
Amount due to related party	(33,101)	-
Accounts payable	(233,693)	(24,596)
Amounts with venturers	-	-
Other payables and accrued expenses	722,129	(77,881)
Deposit from underwriting sales	(973,840)	(3,964,853)
Interest payable on promissory notes	107,010	68,570
Interest payable on amount due to director	15,270	16,696
Other tax payable	(126,655)	(210,061)
Income tax payable	333,008	(97,257)
Net cash provided by/(used in) operating activities	(178,091)	736,472

Cash flows from investing activities
Acquisition of plant and equipment	(484,739)	(6,800)
Proceeds from disposal of plant and equipment		93,814
Equity investment	(1,476,778)
Profit return to minority interest in subsidiary	(149,387)	(82,149)
Payment for investment properties	-	-
Net cash provide by/(used in) investing activities	(2,110,904)	4,865

Cash flows from financing activities
Bank loans repayment	(206,749)	(6,047,548)
Bank loan obtained	2,215,167	8,050,823
Repayment of promissory note	(206,374)	(153,611)
Proceeds from promissory note	-	146,451
Repayment to director	(102,020)	(91,183)
Advances from director	-	195,265
Net cash provided by financing activities	1,700,024	2,100,197

Effect of exchange rate changes on cash and cash equivalents	118,368	15,598

Net increase/(decrease) in cash and cash equivalents	(470,603)	2,857,132
Cash and cash equivalents at beginning of year	3,444,600	587,468
Cash and cash equivalents at end of year	$2,973,996	$3,444,600

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	333,008	104,127
Interest paid	670,249	476,507

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $9,225,986 for the year ended December 31, 2010. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

The financial statements of the Company’s operations based outside of the United States have been translated into US$ in accordance with ASC 830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into US$, period-end exchange rates are applied to the consolidated balance sheets, while average period rates are applied to consolidated statements of operations. Translation gains and losses are recorded in translation reserve as a component of shareholders’ equity.

The exchange rates as of December 31, 2010 and December 31, 2009 are US$1: RMB6.6227 and US$1: RMB6.8282, respectively.

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

Goodwill

ASC 350, “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a company. Application of the goodwill impairment test requires judgment, including the determination of the fair value of a company. The fair value of a company is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and the determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for a company.

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

The Company accounts for underwriting sales in accordance with ASC 976-605 “Accounting for Sales of Real Estate” (SFAS 66). The commission revenue on underwriting sales is recognized when the criteria in SFAS No. 66 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

On August 17, 2010, the FASB and IASB issued an ED on lease accounting. The ED, released by the FASB as a proposed ASU, creates a new accounting model for both lessees and lessors and eliminates the concept of operating leases. The proposed ASU, if finalized, would converge the FASB’s and IASB’s accounting for lease contracts in most significant areas.

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

NOTE 3 – RESTRICTED CASH

This restricted cash is the covenant from the bank loan described in Note 9.

NOTE 4- PROMISSORY DEPOSITS

The balance of $684,011 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

The balance of $452,987 represents the deposit for participating in a land auction in SanDong, the PRC.

As of December 31, 2010, $301,991 out of the total promissory deposits was pledged to secure a promissory note payable in note 10.

NOTE 5 - OTHER RECEIVABLES AND DEPOSITS

	December 31	December 31
	2010	2009

Advances to staff	$17,120	$80,288
Rental deposits	87,368	72,870
Prepaid rental	11,377	-
Other receivables	262,885	23,843
	$378,751	$177,001

Other receivables mainly include $47,000 for Shen Yang, Wuhan Gao Feng Hui of $27,179, Zhong Xin Development park of $27,179 and Linyi’s design fee of $23,857.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT – NET

	December 31,	December 31,
	2010	2009

Furniture and fixtures	$83,449	$80,938
Computer and office equipment	318,601	349,964
Motor vehicles	827,557	491,799
Properties	2,283,225	2,214,539
Sub-Total	3,512,862	3,137,240
Less: Accumulated depreciation	（941,346)	（845,245)
	$2,571,516	$2,291,995

All above properties as of December 31, 2010 and as of December 31, 2009 were pledged to secure a loan in note 9.

NOTE 7 – INVESTMENT PROPERTIES

	December 31,	December 31,
	2010	2009

Investment property	$9,349,785	$9,068,396
Less: Accumulated depreciation	(2,141,251)	(1,471,322)
	$7,208,534	$7,597,074

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 9. The carrying amount of one floor as $2,425,771 was pledged to a promissory note payable in note 9.

As of March 31, 2011, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 82% of the total area of the one remaining floor was leased out.

NOTE: 8 – LONG-TERM INVESTMENTS

We invested in a cooperation project in Wuhan where the initial investment amount is $1,509,958 for 95.1% equity stake. This investment is contingent upon a successful property transfer to the project. Once the property transfer is successful, our equity stake in the project company will be 49%. If the property transfer is not successful, this initial investment amount plus any penalties is to be reimbursed to us.

NOTE 9 - BANK LOANS

Bank loans included two bank loans, as listed below:

First, the balance includes a bank loan of $8,304,770, which bears interest at 110% of one year prime rate as announced by the People’s Bank of China (the rate for 2010 was 5.84%) and is secured by the properties as mentioned in Note 6 above. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

Second, the remaining bank loan of $2,264,937 bears interest at prime rate as announced by the People’s Bank of China (The rate for 2010 was 5.84%). As of December 31, 2010, the bank loan is due in 4 years and can be renewed automatically. This loan is secured by the properties as mentioned in Note 5 above.

The Company makes a yearly certification of good standing letter to the bank for both loans as required by the banks.

NOTE 10 – PROMISSORY NOTES PAYABLE

There are three promissory notes, as listed below:

First, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $150,996. This promissory note of $150,996 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $452,987. This promissory note of $452,987 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $301,991 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 11 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

Amount due to Lin Chin-Jung
As of December 31, 2009, the balance includes one advance to and one loan obtained from Lin Chin-Jung.

The advance and reimbursement of $33,655 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2010.

The loan includes principal of $139,195 and accrued interest of $40,497 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

Amount due to Lin Chao-Chin
A balance of $16,987 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2010.

Amount due to related party
The amount of $98,123 includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 12 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2010	2009

Accrued staff commission & bonus	$607,929	$694,717
Rental deposits received	699,786	596,090
Accrual for onerous contracts	5,613	39,360
Other payables	1,544,191	953,192
Property management	125,813	-
Accrued legal fee	109,233	-
	$3,092,565	$2,283,359

Other payables include an accrued amount on behalf of Linyi Shangyang’s landscaping expense of $664,300 and an accrued amount of $528,500 Suzhou Gao Fen Hui deposit.

NOTE 13 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 14 – INCOME TAX PAYABLE

ASC 740 We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, “Accounting for Income Taxes.” The Interpretation prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. For each tax position, the enterprise must determine whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is then measured to determine the amount of benefit to recognize within the financial statements. No benefits may be recognized for tax positions that do not meet the more likely than not threshold. With respect to United States federal and Chinese income taxes, no reclassification was required.

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2010 and 2009. On January 1, 2008, China unified income tax rates for domestic and foreign companies at 25%.

The provision for China income tax is consisted of:

	Years ended December 31,
	2010	2009

Current PRC corporate income tax	$664,187	$201,057
Deferred tax debit		-
Income tax	$664,187	$201,057

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows. The following is an estimate for the year 2010 as the China’s tax reporting deadline is on April 30 of each year:
	Years ended December 31,
	2010	2009

Provision for income taxes benefit at statutory tax rate	$361,770	$(1,890,012)
Tax concessions	-	-
Permanent difference	20,506	2,360,342
Effect of change in FEIT tax rate	-	-
Valuation allowances	281,911	(269,273)
Income tax	$664,187	$201,057

NOTE 15- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2010 and 2009, the Company incurred lease expenses amounting to $279,647 and $415,558, respectively. As of December 31, 2010, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2010	2009

Within one year	$233,145	$144,325
Two to five years	-	42,995
Operating lease commitments	$233,145	$187,320

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2010, 68% of the buyers agreed upon the lowered rate and 7% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2010, 114 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 80% of total area with these lease commitments.

As of December 31, 2010, the lease commitments are as follows:

	December 31,	December 31,
	2010	2009

Within one year	$1,396,883	$2,141,087
Two to five years	2,241,262	4,478,477
Over five years	-	-
Operating lease commitments arising from the promotional package	$3,638,145	$6,619,564

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $30,712 as of December 31, 2010 and $$39,360 as of December 31, 2009.

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

NOTE 16 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC 976-605 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2010 and 2009, the only component of accumulated other comprehensive income was translation reserve.

NOTE 19 – CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2010 and 2009, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,		Percentage of Accounts Receivable as at December 31,
	2010	2009	2010	2009
Customer A	12.9%	*	*	*
Customer B	*	*	*	*
Customer C	*	39%	*	*

* less than 10%

NOTE 20 – SUBSEQUENT EVENT

On January 21, 2011, and January 22, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) and Better Time International Limited (“Better Time”) respectively, to issue 2.5 million shares to each company for US $500 thousand. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16, 2011 an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On March 18, 2011 an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensure that information required to be disclosed is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	51	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	61	Director and Senior Vice President
November 28, 2006	LIN HSIN-HUNG	56	Executive Director
November 23, 2004	CHEN REN	63	Director
November 23, 2004	FU XUAN-JIE	81	Director
November 23, 2004	LI XIAO-GANG	53	Director
August 23, 2005	ZHANG XI	40	Director

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 51, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Real Estate Consultation Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 61, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 56, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company.  Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 63, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 81, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 53, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Xi, Director (Independent)

Zhang Xi, age 40, was appointed an independent director on August 23, 2005, and serves as Chairman of our Audit Committee. He has a Doctorate Degree in Economics, and he is a Senior Economist, a Certified Public Accountant and a Certified Public Appraiser. He is working as a Vice President of Shanghai General Building Material Group Corporation. He has also served in Shanghai Zhonghua Audit Company as the manager of the International Department, Shanghai Zhangjiang Hi-tech Zone Development Company, Ltd. as Vice General Manager and Financial Controller, and Shanghai Zhang Jiang Semiconductor Industry Park Co., Ltd. as General Manager. The Board believes that Mr. Zhang expertise in financial auditing matters and his qualification as a CPA necessary in serving as the Chairman of our Audit Committee and as one of our independent director. Mr. Zhang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

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

Liu Zhen Yu, the Company’s Chief Financial Officer. Mr. Liu, 39 years old, was appointed as our CFO on March 17, 2011. Prior to joining the Company, Mr. Liu was with Tarsus China Holding where he was the China regional finance manager since 2008. His main duties at Tarsus include supervising the company’s finance and administrative operation in China. Prior to joining Tarsus, Mr. Liu was one of the members in setting up Best Buy in China as the finance manager for the China region. He was responsible for overseeing day-to-day financial matters. Mr. Liu graduated from Tong Ji University in 2009 where he received his MBA.

Family Relationships

There are no family relationships among directors, executive officers, or person nominated or chosen to become the directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

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

Information Concerning our Board and Committees of our Board

The Company’s Board has three standing committees: an Audit Committee, Governance and Nominating Committee, and a Compensation Committee. We have a written Audit Committee Charter, Governance and Nominating Committee Charter and Compensation Committee Charter. Except for Lin Chao-Chin, all of our directors serving on our committees are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy

The Company has established a compensation committee to ensure that employees are reward appropriately based on performance and review the compensation of the CEO and other executive managers annually. Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking as our compensation consists primarily of base salaries without bonuses or stock awards.

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2010 and 2009 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung CEO, President & Chairman Executive Officer of subsidiaries	2010 2009	85,293 70,262	0 0	0 0	0 0	0 0	0 0	4,393(2) 4,393	89,686 74,653

Lin Chao-Chin Senior Vice President Managing director of subsidiaries	2010 2009	71,468 70,262	0 0	0 0	0 0	0 0	0 0	4,393(2) 4,393	75,861 74,653
[Missing Graphic Reference]
(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers.

(2)	Lin Chi-Jung and Lin Chao-Chin each received housing allowance of $4,391 during the year 2010.

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

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
LIN CHI-JUNG	0	0	0	0	0	0	0
LIN CHAO-CHIN	0	0	0	0	0	0	0
LIN HSIN-HUNG	17,616	0	0	0	0	0	17,616
FU XUAN-JIE	7,340	0	0	0	0	0	7,340
LI XIAO-GANG	7,340	0	0	0	0	0	7,340
CHEN REN	7,340	0	0	0	0	0	7,340
ZHANG XI	7,340	0	0	0	0	0	7,340
[Missing Graphic Reference]
(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, the number and percentage of our 23,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of		Percent
		Beneficial Ownership		of Class
Common	Lin Chi-Jung	4,511,400	(1)	19.04
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032
Common	Lin Hsin-Hung	334,750	(2)	1.41
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032
Common	Lin Chao Chun	4,511,400	(3)	19.04
All Directors and Officers As a Group		9,357,550		39.49
____________________
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

Amount due to directors

Amount due to Lin Chin-Jung
As of December 31, 2009, the balance includes one advance to and one loan obtained from Lin Chin-Jung.

The advance and reimbursement of $33,655 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2010.

The loan includes principal of $139,195 and accrued interest of $40,497 thereon. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

Amount due to Lin Chao-Chin
A balance of $16,987 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2010.

Amount due to related party
The amount of $98,123 includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for services rendered during the year ended December 31, 2009 are described as follows:

Fees for audit and review services amounted to $95,000 in 2010. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company's Quarterly Reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

There were no tax services fees paid to Kenne Ruan, CPA, P.C.; they are not the tax accountants of the Company.

All Other Fees

Kenne Ruan, CPA, P.C. did not bill the Company any additional fees for professional services rendered to the Company during fiscal years ended December 31, 2010.

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

ITEM 15. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Liu Zhen Yu, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Liu Zhen Yu, pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

Date	By:	/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	April 15, 2011
Lin Chi-Jung	and Director

/s/ Wang Wen-Yan	Chief Financial Officer	April 15, 2011
Wang Wen-Yan

/s/ Lin Chao-Chin	Director	April 15, 2011
Lin Chao-Chin

/s/ Lin Chao-Chin	Director	April 15, 2011
/s/ Lin Chao-Chin

/s/ Fu Xuan-Jie	Director	April 15, 2011
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	April 15, 2011
Li Xiao-Gang

/s/ Li Xiao-Gang	Director	April 15, 2011
Li Xiao-Gang

/s/ Chen Ren	Director	April 15, 2011
Chen Ren

/s/ Zhang Xi	Director	April 15, 2011
Zhang Xi