Form 10-K/A
period 2010-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2011-05-09
CIK 1083490

STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Nature of Amendment-

The registrant is amending the Form 10-K to (1) clarify that Mr. Liu Zhen-Yu signed in the capacity of Chief Financial Officer on the signature page of the Form 10K and the certifications in  Exhibit 31.2 and Exhibit 32.2,(2) correct typographical errors to replace 2009 with 2010 in (i) Note 15 to the Financial Statements, (ii) the Controls and Procedures Section, (iii) Certain Relationships and Related Transactions and Director Independence, (iv) Audit Fees, (3) Corrected a typographical error from (Note 13) to (Note 14) for Income Tax under the Consolidated Statements of Operations (4) add Liu Zhen-Yu as the Chief Financial Officer in the table under Directors, Officers and Corporate Governance. There are no other changes to the Form 10K, including the registrant’s financial statements.

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

GDP Growth of PRC for the period of 2006 through 2010

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2010 with comparisons to the historical year ended December 31, 2009.

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

Amount due to Lin Chi-Jung
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

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2010	2009
	(Audited)	(Audited)

Net Revenues	$12,821,257	$13,110,591

Cost of Revenues	(7,064,152)	(5,995,769)

Gross Profit	5,757,105	7,114,822

Operating Expenses	(1,380,081)	(968,520)

General and Administrative Expenses	(2,600,936)	(2,355,278)

Operating Profit/(Loss)	1,776,088	3,791,024

Other Income, Net	53,560	480,618

Interest Income	9,964	3,557

Impairment loss on goodwill (Note 7)	-	(13,307)

Interest Expenses	(613,155)	(555,282)

Profit/(Loss) Before Income Tax and Minority Interest	1,226,457	3,706,610

Income Tax (Note 13)	(664,187)	(201,057)

Profit/(Loss) Before Minority Interest	562,270	3,505,553

Non-controlling Interest of Consolidated Subsidiaries	(587,757)	(230,169)

Net Profit/(Loss)	$(25,487)	$3,275,384

Profit/(Loss) Per Share – Basic and Fully Diluted	$0.00	$0.14

Weighted average common shares outstanding – Basic and Fully Diluted	23,691,925	23,691,925

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Common Stock				Accumulated		Total
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	other comprehensive income	Accumulated Losses	stockholders’ equity/ (deficit)

Balance, December 31, 2008	23,691,925	$236,919	$3,620,008	$731,762	$585,595.00	$(12,188,648)	$(7,014,364)

Issuance of stock dividend	-	-	-	-	-	-	-

Profit for the year	-	-	-	-	-	$3,275,384	$3,275,384

Profit return to minority interest in subsidiary	-	-	-	-	-	$(82,149)	$(82,149)

Transfer between reserves	-	-	-	$28,093	-	$(28,093)	-

Translation of foreign operations	-	-	-	-	$76,761	-	$76,761

Balance, December 31, 2009	23,691,925	$236,919	$3,620,008	$759,855	$662,356	$(9,023,506)	$(3,744,368)

Loss for the year	-	-	-	-	-	$(25,487)	$(25,487)

Transfer between reserves	-	-	-	27,606	-	$(27,606)	-

Profit return to minority interest in subsidiary	-	-	-	-	-	$(149,387)	$(149,387)

Translation of foreign operations	-	-	-	-	71,588	-	71,588

Balance, December 31, 2010	$23,691,925	$236,919	$3,620,008	$787,461	733,944	$(9,225,986)	$(3,847,654)

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

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT – NET

	December 31,	December 31,
	2010	2009

Furniture and fixtures	$83,449	$80,938
Computer and office equipment	318,601	349,964
Motor vehicles	827,557	491,799
Properties	2,283,225	2,214,539
Sub-Total	3,512,862	3,137,240
Less: Accumulated depreciation	(941,346)	(845,245)
	$2,571,516	$2,291,995

All above properties as of December 31, 2010 and as of December 31, 2009 were pledged to secure a loan in note 9.

NOTE 7 – INVESTMENT PROPERTIES

	December 31,	December 31,
	2010	2009

Investment property	$9,349,785	$9,068,396
Less: Accumulated depreciation	(2,141,251)	(1,471,322)
	$7,208,534	$7,597,074

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

Amount due to directors

Amount due to Lin Chi-Jung
As of December 31, 2010, the balance includes one advance to and one loan obtained from Lin Chin-Jung.

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

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of December 31, 2010, the compensation to terminate all leasing agreements is $1,842,432. According to the sub-leasing agreements that have been signed through December 31, 2010, the rental income from these sub-leasing agreements will be $ 1,363,899 within one year and $ 467,121 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. However, in connection with its audit of our financial statements, our independent registered public accounting firm reported no material weaknesses in our internal controls over our ability to produce financial statements free from material misstatements. We determined that there were no material weaknesses in the Company’s internal controls and therefore they were effective as of December 31, 2010.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	51	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	61	Director and Senior Vice President
November 28, 2006	LIN HSIN-HUNG	56	Executive Director
November 23, 2004	CHEN REN	63	Director
November 23, 2004	FU XUAN-JIE	81	Director
November 23, 2004	LI XIAO-GANG	53	Director
August 23, 2005	ZHANG XI	40	Director
March 14, 2011	LIU ZHEN-YU	39	Chief Financial Officer

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2010 and 2009 or services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)

Lin Chi-Jung
CEO, President & Chairman	2010	85,293	0	0	0	0	0	4,393	(2)	89,686
Executive Officer of subsidiaries	2009	70,262	0	0	0	0	0	4,393		74,653

Lin Chao-Chin
Senior Vice President	2010	71,468	0	0	0	0	0	4,393	(2)	75,861
Managing director of subsidiaries	2009	70,262	0	0	0	0	0	4,393		74,653

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers.

(2)	Lin Chi-Jung and Lin Chao-Chin each received housing allowance of $4,391 during the year 2010.

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

		Amount and Nature of		Percent
Title of Class	Name and Address	Beneficial Ownership		of Class
Common	Lin Chi-Jung	4,511,400	(1)	19.04%
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032

Common	Lin Hsin-Hung	334,750	(2)	1.41%
	Suite 701, No. 333, Zhaojiabang Road
	Shanghai, PRC 200032

Common	Lin Chao Chun	4,511,400	(3)	19.04%

All Directors and Officers As a Group		9,357,550		39.49%
____________________
(1)	These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficiary owner
(2)	These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.
(3)	These shares are owned by Robert Lin Investments, Inc., of which Mr. Lin Chao Chun is the sole beneficiary owner.

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

Amount due to directors

Amount due to Lin Chi-Jung
As of December 31, 2010, the balance includes one advance to and one loan obtained from Lin Chin-Jung.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for services rendered during the year ended December 31, 2010 are described as follows:

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

DATE: May 6, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	May 6, 2011
Lin Chi-Jung	and Director

/s/ Liu Zhen Yu	Chief Financial Officer	May 6, 2011
Liu Zhen Yu

/s/ Lin Chao-Chin	Director	May 6, 2011
Lin Chao-Chin

/s/ Lin Hsin-Hung	Director	May 6, 2011
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	May 6, 2011
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	May 6, 2011
Li Xiao-Gang

/s/ Chen Ren	Director	May 6, 2011
Chen Ren

/s/ Zhang Xi	Director	May 6, 2011
Zhang Xi