Form 10-Q
period 2011-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2011-05-20
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: March 31, 2011 - 23,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,219,972	$2,973,997
Restricted cash	1,296,443	1,283,464
Accounts receivable	617,869	258,338
Promissory deposits (Note 3)	1,148,496	1,136,999
Other receivables and deposits (Note 4)	4,654,434	378,751

Total current assets	9,937,214	6,031,549

Property, plant and equipment – net (Note 5)	2,526,521	2,571,516
Investment properties (Note 6)	7,123,782	7,208,534
Equity interest (Note 8)	1,525,228	1,509,958
Goodwill

Total assets	$21,112,746	$17,321,557

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 7)	$838,875	$8,304,770
Promissory notes payable (Note 8)	910,091	903,983
Accounts payable	57,302	86,928
Amount due to directors (Note 9)	176,632	189,837
Amount due to related party (Note 9)	87,806	98,123
Other payables and accrued expenses (Note 10)	7,455,991	3,092,565
Other tax payable (Note 11)	275,123	266,714
Income tax payable	1,101,911	1,318,366

Total current liabilities	$10,903,731	$14,261,286

Long-term bank loans (Note 7)	9,837,716	2,264,937
Long-term promissory notes payable
Deposits received from underwriting sales	3,430,573	3,454,879

Total liabilities	$24,172,020	19,981,102

Non-controlling interests of consolidated subsidiaries	$1,324,195	1,188,110
Commitments and contingencies (Note 12)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 23,691,925 shares issued and outstanding as of March 31, 2011and December 31, 2010	236,919	236,919
Additional paid-in capital	3,620,008	3,620,008
Statutory reserve (Note 14)	787,461	787,461
Accumulated losses	(9,718,291)	(9,225,986)
Accumulated other comprehensive income (Note 15)	690,434	733,944

Total shareholders’ deficit	(4,383,469)	(3,847,655)

Total liabilities and shareholders’ deficit	$21,112,746	$17,321,557

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Net Revenues	$2,604,624	$4,699,519

Cost of Revenues	$(1,739,341)	(2,016,712)

Gross Profit	865,283	2,682,807

Operating Expenses	(338,904)	(368,517)

General and Administrative Expenses	(692,190)	(582,362)

Operating Profit/(Loss)	(165,811)	1,731,928

Other Income, Net	0	16,934

Interest Income	$3,757	2,983

Interest Expenses	(198,407)	(148,503)

Profit/(Loss) Before Income Tax and Minority Interest	(360,461)	1,603,342

Income Tax	(8,328)	(23,129)

Profit/(Loss) Before Minority Interest	(368,789)	1,580,213

Minority Interest of Consolidated Subsidiaries	(123,514)	(556,096)

Net Profit/(Loss)	$(492,303)	$1,024,117

Profit/(Loss) Per Share – Basic and Fully Diluted	$(0.02)	$0.04

Weighted average common shares outstanding
– Basic and Fully Diluted	23,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	$(492,303)	$1,024,117

Adjustments to reconcile net profit/(loss) to
net cash used in operating activities
Depreciation of property, plant and equipment	227,410	208,394
Loss on disposal of property, plant and equipment		741
Minority interest	123,514	556,096
Change in:
Restricted cash
Accounts receivable	(355,320)	(439,426)
Promissory deposits		(352,864)
Other receivables and deposits	(4,252,718)
Accounts payable	(30,368)
Other payables and accrued expenses	4,312,748	(238,093)
Deposit from underwriting sales	(58,977)	36,026
Interest payable on promissory notes	31,748	5,226
Interest payable on amount due to director	(11,259)	(65,853)
Amount due to related party

Other tax payable	5,686	(58,750)
Income tax payable	(228,757)

Net cash used in operating activities	(728,596)	(366,321)

Cash flows from investing activities
Acquisition of property, plant and equipment	(5,936)	(361,121)
Equity investment
Proceeds from disposal of property, plant and equipment
Profit return to minority interest in subsidiary
Net cash used in investing activities	(5,936)	(361,121)

Cash flows from financing activities
Bank loans repayment		(205,065)
Bank loan obtained
Repayment of promissory note		(164,914)
Proceeds from promissory note
Repayment to director	(13,641)	(60,114)
Advance from director
Net cash (used in)/provided by financing activities	(13,641)	(430,093)

Effect of exchange rate changes on cash and cash equivalents	(5,852)	907

Net (decrease)/increase in cash and cash equivalents	(754,025)	(1,156,628)
Cash and cash equivalents at beginning of period	2,973,997	3,444,600
Cash and cash equivalents at end of period	$2,219,972	$2,287,972

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	224,783	81,611
Interest paid	192,975	152,756

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

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity. Generally accepted accounting principles require that in certain circumstances a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE. However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. All shares and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

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

Figure 1: Company Organization Chart

Sunrise Real Estate Group, Inc.
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
LIN RAY YANG Enterprise, Ltd., BVI
12.5%
100%
100%
100%
Shanghai Xin Ji Yang Real Estate Consultation Company Limited
Shanghai Shang Yang Real Estate Consultation Company Limited
Suzhou Gao Feng Hui Property Management Company Limited
26%
75%
100%
85%
100%
Suzhou Shang Yang Real Estate Consultation Company Limited
Suzhou Xin Ji Yang Real Estate Consultation Company Limited
Kunshan Shang Yang Real Estate Brokerage Company Limited
Beijing Xin Ji Yang Real Estate Consultation Company Limited
San Ya Shang Yang Real Estate Consultation Company Limited
100%
100%
Suzhou Xin Ji Yang Real Estate Brokerage Company Limited
Shang Qiu Shang Yang Real Estate Consultation Limited

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $9,718,291 for the year ended March 31, 2011. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

The rates as of March 31, 2011 and December 31, 2010 are US$1: RMB6.5564 and US$1: RMB6.6227, respectively.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $1,148,496 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	March 31,	December 31,
	2011	2010

Advances to staff	16,823	$17,120
Rental deposits	85,106	87,368
Other receivables	4,507,494	262,885
Property management	45,010	11,377
	4,654,434	$378,751

The other receivable includes a loan in the amount of $3,578,500 for the purpose of securing a property to our Yuan Yu Long project in Wuhan and is subject to be paid back once the property is secured. The amount is a loan as described in Note 10.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	March 31,	December 31,
	2011	2010

Furniture and fixtures	84,293	$83,449
Computer and office equipment	294,539	318,601
Motor vehicles	835,203	827,557
Properties	2,306,344	2,283,225
Sub-Total	3,520,379	3,512,862
Less: Accumulated depreciation	(993,858)	(941,346)
	2,526,521	$2,571,516

NOTE 6 – INVESTMENT PROPERTIES

	March 31,	December 31,
	2011	2010

Investment property	$9,444,333	$9,349,785
Less: Accumulated depreciation	(2,320,551)	(2,141,251)
	7,123,782	$7,208,534

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a loan in note 8. The carrying amount of one floor as $2,425,771 was pledged to a promissory note payable in note 8.

As of March 31, 2011, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 82% of the total area of the one remaining floor was leased out.

NOTE 7 - BANK LOANS

Bank loans included two bank loans, as listed below:

First, the balance includes a bank loan of $838,875, which bears interest at 110% of one year prime rate as announced by the People’s Bank of China (the rate for 2010 was 5.86%) and is secured by the properties as mentioned in Note 6 above. The period of this bank loan was 3 years and can be extended to the next 3 years automatically. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

Second, the remaining bank loan of $9,837,716 bears interest at prime rate as announced by the People’s Bank of China (The rate for 2010 was 5.76%). As of March 31, 2011, the bank loan is due in 4 years and can be renewed automatically. This loan is secured by the properties as mentioned in Note 5 above.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are three promissory notes, as listed below:

First, the balance includes a promissory note of $300,000. This promissory note of $300,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $150,247 and bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Third, the balance includes a promissory note of $457,568. This promissory note of $457,568 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $305,045 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

As of March 31, 2011, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $142,315. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $17,159 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of March 31, 2011.

Amount due to Lin Chao-Chin
A balance of $17,159 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of March 31, 2011.

Amount due to related party
The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2011	2010

Accrued legal fee	109,233	109,233
Accrued staff commission bonus	504,324	607,929
Rental deposits received	135,085	699,786
Property management	127,086	125,813
Accrual for onerous contracts	7,363	5,613
Other payables	6,572,901	1,544,191
	7,455,991	$3,092,565

The other payables include a loan in the amount of $3,578,500. This loan is used for the purpose of securing a property in our Yuan Yu Long project in Wuhan and is subject to be paid back once the property is secured.

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the three months ended March 31, 2011 and 2010, the Company incurred lease expenses amounting to $279,647 and $81,813, respectively. As of March 31, 2011, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	March 31,	December 31,
	2011	2010

Within one year	$233,145	$233,145
Two to five years		-
Operating lease commitments	$233,145	$233,145

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2011, 65% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2011, 131 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 88% of total area with these lease commitments.

As of March 31, 2011, the lease commitments are as follows:

	March 31,	December 31,
	2011	2010

Within one year	1,848,462	$1,396,883
Two to five years	3,101,779	2,241,262
Over five years		-
Operating lease commitments arising from the promotional package	4,950,241	$3,638,145

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $1,694 as of March 31, 2011 and $30,712 as of December 31, 2010.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of March 31, 2011, the compensation to terminate all leasing agreements is $1,666,221. According to the sub-leasing agreements that have been signed through March 31, 2011, the rental income from these sub-leasing agreements will be $ 1,453,799 within one year and $366,979 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2011 and December 31, 2010, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS

During the three months ended March 31, 2011 and 2010, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the three months ended March 31,		Percentage of Accounts Receivable as at March 31,
	2011	2010	2010	2010
Customer A	12.9%	12.9%	*	*
Customer B	*	*	*	*
Customer C	*	*	*	*

* less than 10%

NOTE 17 – SUBSEQUENT EVENT

None

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2010, which discusses our business in greater detail.

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

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing, ChongQing and ShangQiu

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.As of March 31, 2011 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2011, 131 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 88% of the total area with these lease commitments.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the first quarter, 2011, with comparisons to the first quarter, 2010.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31,
	2011	% to total	2010	% to total	% change
Agency sales	1,855,354	71	3,771,921	80	(51)
Underwriting sales	159,666	6	310,745	7	(49)
Property management	589,604	23	616,853	13	(4)
Net revenue	2,604,624	100	4,699,519	100	(45)

The net revenue in the first quarter, 2011 was $2,604,624, which was an decrease of 45% from $4,699,519in the first quarter of 2010. In the first quarter of 2011, agency sales represented 71% of net revenue, underwriting sales represented 6% and property management represented 23%. The decrease in net revenue in the first quarter of 2011 was mainly due to the increase in our agency and underwriting sales.

Agency sales

Agency sales represented 71% of our net revenue in the first quarter of 2011 and a decreased of 51% in agency sales revenue compared with same period in 2010. The primary reason was that there were less agency sales projects contributing the net revenue to the Company, compared to the same period in 2010.

Because of our diverse market locations, the risk of market fluctuations has been minimized on our business operations in agency sales in 2011, and we are seeking stable growth in our agency sales business in 2011. However, there can be no assurance that we will be able to do so.

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

The Company accounts for underwriting sales in accordance with the FASB guidance of ASC Topic 360, “Property, Plant and Equipment”. The commission revenue on underwriting sales is recognized when the criteria in ASC 360 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred. In early 2009, the Company renegotiated the rental payments with buyers. As of March 31, 2011, 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. Based on the renegotiated agreements, $159,666 of the deferred revenue on underwriting sales was recognized in the first quarter of 2011.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2011, 65% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2011, 131 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 88% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2011 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2011	% to total	2010	% to total	% change
Agency sales	1,186,664	68	1,259,242	62	(6)
Underwriting sales	23,532	1	72,653	4	(68)
Property management	529,145	30	684,817	34	(23)
Cost of revenue	1,739,341	100	2,016,712	100	(14)

The cost of revenue in the first quarter of 2011 was $1,739,341, a decrease of 14% from $2,016,712 in the same period in 2010. In the first quarter of 2011, agency sales represented 68% of cost of revenue, underwriting sales represented 1% and property management represented 30%. The decrease in cost of revenue in first quarter of 2011 was mainly due to an overall decrease in all 3 operations.

Agency sales

The cost of revenue for agency sales in the first quarter, 2011 was $1,186,664, a decrease of 6% from $1,259,249 in the same period in 2010. This decrease was mainly due to the decrease in our commissions and consulting fees in the first quarter of 2011, compared to the same period in 2010, the decrease of such expenses was $265,383 and $101,372 respectively. However, these decreases in expense are offset by the increase of $166,272 in marketing expense.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2011, 65% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2011, 131 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 88% of total area with these lease commitments. We expect that these properties will be leased out in 2011; the gross margin will be improved. However, no assurance can be given that this will be the case.

In connection with our leasing guarantees to third party buyers in the Sovereign Building, an accrual for onerous contracts was recognized equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $1,694 as of March 31, 2011 and $30,712 as of December 31, 2010.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2011	% to total	2010	% to total	% change
Agency sales	291,457	86	337,655	92	(13)
Property management	47,447	14	30,862	8	54
Operating expenses	338,904	100	368,517	100	(8)

The operating expenses in the first quarter, 2011 were $338,904, a decrease of 8% from $368,517, in the same period in 2010. In the first quarter of 2011, agency sales represented 86% of operating expenses and property management represented 14%. The decrease in operating expenses in the first quarter of 2011 was mainly due to the decrease in our agency sales.

Agency sales

The operating expenses for agency sales in the first quarter of 2011 were $291,457 which decreased 13% from $337,655 in the same period in 2010. This increase was mainly due to the decrease in consulting fees of $101,091

Property management

The operating expenses for property management in the first quarter, 2011 were $47,447, an increase of 54% from $30,862 in the same period in 2010.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2011 were $692,190, an increase of 19% from $582,362 in the same period in 2010. This increase was mainly due to the increase in depreciation expense and rental expense of $19,016 and $18,507 compared to the same period in 2010, respectively.

Interest Expenses

Interest expenses in the first quarter, 2011 were $192,975 increasing 30% from $148,503 in the same period in 2009. The interest expenses were mainly incurred for bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In 2011, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $2,219,972.

The Company’s operating activities used cash in the amount of $728,596, which was primarily attributable to the payment of income tax.

The Company’s investing activities used cash resources of $5,936, which was primarily attributable to the acquisition of property, plant and equipment.

The Company’s financing activities used cash resources of $13,641, which was primarily attributable to the repayment to director.

The potential cash needs for 2011 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2011, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: May 20, 2011	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 20, 2011	By:	/s/ Liu, Zhen Yu
Liu, Zhen Yu, Chief Financial Officer