Form 10-Q
period 2011-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2011-08-19
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2011 - 26,191,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,430,075	$2,973,997
Restricted cash	1,313,431	1,283,464
Accounts receivable	781,791	258,338
Promissory deposits (Note 3)	653,625	1,136,999
Other receivables and deposits (Note 4)	4,442,598	378,751

Total current assets	$8,621,520	$6,031,548

Property, plant and equipment – net (Note 5)	2,482,658	2,571,516
Investment properties (Note 6)	7,057,416	7,208,534
Long-term investment	1,545,213	1,509,958

Total assets	$19,706,807	$17,321,557

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 7)	$10,816,490	$8,304,770
Promissory notes payable (Note 8)	469,521	903,983
Accounts payable	78,239	86,928
Amount due to directors (Note 9)	146,985	189,837
Amount due to related party (Note 9)	2,871,870	98,123
Other payables and accrued expenses (Note 10)	3,826,540	3,092,565
Other tax payable (Note 11)	286,274	266,714
Income tax payable	1,220,606	1,318,366

Total current liabilities	$19,716,525	$14,261,286

Long-term bank loans (Note 7)		2,264,937
Deposits received from underwriting sales (Note 13)	3,332,864	3,454,879
Total liabilities	$23,049,389	$19,981,102

Noncontrolling interests of consolidated subsidiaries	$1,412,001	1,188,110
Commitments and contingencies (Note 12)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 26,191,925 shares issued and outstanding as of June 30, 2011 and 23,691,925 as of December 31, 2010	261,919	236,919
Additional paid-in capital	4,095,008	3,620,008
Statutory reserve (Note 14)	787,461	787,461
Accumulated losses	(10,563,169)	(9,225,986)
Accumulated other comprehensive income (Note 15)	664,198	733,944

Total shareholders’ deficit	(4,754,583)	(3,847,655)

Total liabilities and shareholders’ equity deficit	$19,706,807	$17,321,557
See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ending June 30,		Six Months Ending June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$2,120,724	$2,942,915	$4,725,348	$7,642,434

Cost of Revenues	$(1,545,481)	(2,106,356)	(3,284,822)	(4,123,068)

Gross Profit	575,243	836,559	1,440,526	3,519,366

Operating Expenses	(322,402)	(293,090)	(661,306)	(661,607)

General and Administrative Expenses	(438,869)	(532,981)	(1,131,059)	(1,115,343)

Operating Profit/(Loss)	$(186,028)	$10,488	$(351,839)	$1,742,416

Interest Income	$3,668	2,132	7,425	5,115

Other Income, Net	$114	(22,531)	(5,318)	(5,597)

Interest Expenses	(467,822)	(157,604)	(660,797)	(306,107)

Profit/(Loss) Before Income Tax and Minority Interest	(650,068)	(167,515)	(1,010,529)	1,435,827

Income Tax	(124,302)	(527,169)	(132,630)	(550,298)

Profit/(Loss) Before Minority Interest	(774,370)	(694,684)	(1,143,159)	885,529

Minority Interest	(70,511)	187,764	(194,025)	(368,332)

Net Profit/(Loss)	$(844,881)	$(506,920)	$(1,337,184)	$517,197

Profit/(Loss) Per Share – Basic and Fully Diluted	$($0.03)	$(0.02)	$(0.05)	$0.02

Weighted average common shares outstanding – Basic and Fully Diluted	26,191,925	23,691,925	26,191,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows
Increase/(Decrease) in Cash and Cash Equivalents
(Expressed in US Dollars)
	Six Months Ending June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	$(1,337,184)	$517,197
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	457,545	422,518
Loss/ (Gain) on disposal of property, plant and equipment	8,752	741
Minority interest	194,025	368,332
Change in:
Accounts receivable	(511,806)	(863,855)
Promissory deposits	504,386	(439,760)
Other receivables and deposits	(17,043)	(488,852)
Accounts payable	(10,602)	(32,262)
Other payables and accrued expenses	654,588	463,979
Deposit from underwriting sales	(200,481)	(549,065)
Interest payable on promissory notes	7,500	(24,897)
Interest payable on amount due to director	0	1,220
Interest payable on amount due to director	277,086
Deferred tax liabilities	0	328,575
Other tax payable	13,188	(210,396)
Income tax payable	(127,147)	119,522
Net cash provided by/(used in) operating activities	(87,193)	(387,003)

Cash flows from investing activities
Acquisition of property, plant and equipment	(7,203)	(435,308)
Proceeds from disposal of plant and equipment	4,078	4,529
Provide funds for investee	(3,993,956)	0

Net cash provided by/(used in) investing activities	(3,997,081)	(430,779)

Cash flows from financing activities
Funds received from capital increase	500,000	0
Bank loans repayment	0	(205,221)
Repayment of promissory note		(143,345)
Repayment to director	(43,849)	(125,514)
Proceeds from promissory note	2,000,730	-
Net cash provided by/ (used in) financing activities	2,456,881	(474,080)

Effect of exchange rate changes on cash and cash equivalents	83,471	142,363

Net decrease in cash and cash equivalents	(1,543,922)	(1,149,499)
Cash and cash equivalents at beginning of period	2,973,997	3,444,600
Cash and cash equivalents at end of period	$1,430,075	$2,295,101

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	230,390	96,233
Interest paid	427,986	329,785

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $10,330,358 for the year ended June 30, 2011. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

The exchange rate between US$ and RMB had some fluctuation during the periods presented. The rates as of June 30, 2011 and December 31, 2010 are US$1: RMB6.4716 and US$1: RMB6.7909, respectively.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $653,625 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	June 30,	December 31,
	2011	2010

Advances to staff	$13,845	$17,120
Rental deposits	83,722	87,368
Property Management	45,600	11,377
Deposits	4,037,773
Other receivables	261,658	262,885
	$4,442,598	$378,751

The total amount of the deposits provided for Wuhan Yuan Yu Long is $4,037,773.
.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	June 30,	December 31,
	2011	2010

Furniture and fixtures	$85,398	$83,449
Computer and office equipment	286,918	318,601
Motor vehicles	798,258	827,557
Properties	2,336,565	2,283,225
Sub-Total	3,507,139	3,512,862

Less: Accumulated depreciation	(1,024,481)	(941,346)
Total	$2,482,658	$2,571,516

NOTE 6 – INVESTMENT PROPERTIES

	June 30,	December 31,
	2011	2010

Investment property	$9,568,086	$9,349,785
Less: Accumulated depreciation	(2,510,670)	(2,141,251)
	$7,057,416	$7,208,534

The investment properties include one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a bank loan in note 7. The carrying amount of one floor as $2,439,094  was pledged to a promissory note payable in Note 8.

As of June 30, 2011, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 100% of the total area of the one remaining floor was leased out.

NOTE 7 - BANK LOANS

Bank loans included two bank loans, as listed below:

First, the balance includes a bank loan of $8,498,671 which bears interest at 110% of one year prime rate as announced by the People’s Bank of China (the rate for 2010 was 5.84%) and is secured by the properties as mentioned in Note 6 above. This loan is due on November 30, 2011. This loan ceiling is 55,000,000 RMB for a three-year revolving use, and each loan period is one year and be extended upon the request.

Second, the remaining bank loan of $2,317,819 bears interest at prime rate as announced by the People’s Bank of China (The rate for 2010 was 5.84%). This loan is due on August 22, 2011. This loan is secured by the properties as mentioned in Note 6 above. This loan ceiling is 15,000,000 RMB for a three-year revolving use, and each loan period is three months and can be extended upon the request.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are two promissory notes, as listed below:

First, the balance includes a promissory note of $315,000 and accrued interest of $3,750 thereon. This promissory note of $300,000 bearing an interest rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $154,521. This promissory note of $154,521 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

Amount due to related parties

The balance includes amounts due to Chang Chu Ching, a previous director, of $2,408,306 and accrued interest of $235,366 thereon. This promissory note of $2,172,940 bearing an interest rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined. This loan is used for the purpose of securing a property in our Yuan Yu Long project in Wuhan and is subject to be paid back once the property is secured.

Second, the balance includes amounts due to Chang Chu Ching, a previous director, of $463,563. This promissory note of $463,563 bears interest at a rate of 18% per annum. This promissory note is secured by the promissory deposit of $309,042 as mentioned in Note 3 above and one floor of the investment properties as mentioned in Note 6 above and the term of repayment is not specifically defined.

Amount due to directors

As of June 30, 2011, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $112,218. The principal is unsecured, bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $34,767 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of June 30, 2011.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2011	2010

Accrued legal fee	$105,217	$109,233
Accrued staff commission & bonus	534,402	607,929
Rental deposits received	1,395,281	699,786
Accrual for onerous contracts	36,919	5,613
Other payables	1,625,970	1,544,191
Property management	128,751	125,813
Total other payables and accrued expense	$3,651,241	$3,092,565

Other payable includes a balance of $772,606 from our project in San Ya.

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the six months ended June 30, 2011 and 2010, the Company incurred lease expenses amounting to $141,036 and $164,833, respectively. As of June 30, 2011, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30,	December 31,
	2011	2010

Within one year	$163,497	$233,145
Two to five years	8,483	-
Operating lease commitments	$171,980	$233,145

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2011, 67% of the buyers agreed upon the lowered rate, 22% of the buyers agreed to cancel the leasing agreements and 11% did not agree to the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2011, 100 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 94% of total area with these lease commitments.

As of June 30, 2011, the lease commitments are as follows:

	June 30,	December 31,
	2011	2010

Within one year	$1,211,128	$2,141,087
Two to five years	2,686,091	4,478,477
Operating lease commitments arising from the promotional package	$3,897,219	$6,619,564

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $186,193 as of June 30, 2011 and $30,712 as of December 31, 2010.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2011, the compensation to terminate all leasing agreements is $1,518,941. According to the sub-leasing agreements that have been signed through June 30, 2011, the rental income from these sub-leasing agreements will be $ 861,016 within one year and $591,554 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 2011 and December 31, 2010, the only component of accumulated other comprehensive income was translation reserve.

NOTE 16 – CONCENTRATION OF CUSTOMERS

During the three months and six months ended June 30, 2011 and 2010, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended June 30,		Percentage of Net Sales Six Months Ended June 30,		Percentage of Accounts Receivable as of June 30,
	2011	2010	2011	2010	2011	2010

Customer A	19%	*	18%	*	15%	*
Customer B	14%	*	17%	*	38%	*
Customer C	10%	*	*	*	*	*

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those relating to our ability to raise money and grow our business, and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions.  Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On January 21, 2011, and January 22, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) and Better Time International Limited (“Better Time”) respectively, to issue 2.5 million shares to each company for US $500 thousand. On June 24, 2011, we issued 2.5 million shares of common stock to Good Speed and received $500,000. On July 1, 2011, Sunrise and Better Time extended the closing date to on or before September 30, 2011.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing, ChongQing and ShangQiu

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.As of June 30, 2011 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2011, 100 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 94% of the total area with these lease commitments.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2011, with comparisons to the historical three and six months ended June 30, 2010.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2011	% to total	2010	% to total	% change	2011	% to total	2010	% to total	% change

Agency Sales	1,334,564	63%	1,882,031	64	(29)%	3,189,918	68%	5,653,952	74	(44)%

Underwriting Sales	101,990	5%	405,862	14	(75)%	261,656	6%	716,607	9	(63)%

Property Management	684,170	32%	655,022	22	4%	1,273,774	27%	1,271,875	17	0%

Net revenue	2,120,724	100	2,942,915	100	(28)%	4,725,348	100	7,642,434	100	(38)%

The net revenue in the second quarter of 2011 was $2,120,723, which decreased 28% from $2,942,915 in the second quarter of 2010. The total net revenue of the first two quarters of 2011 was $4,725,348, which decreased 38% from $7,642,434 of the first two quarters of 2010. In the second quarter of 2011, agency sales represented 63% of the total net revenue, underwriting sales represented 5% and property management represented 32%. In the first two quarters of 2011, agency sales represented 74% of the total net revenue, underwriting sales represented 9% and property management represented 17%. The decrease in net revenue in the second quarter and first two quarters of 2011 was due to the decrease in our agency sales and underwriting sales.

Agency sales

In the second quarter and first two quarters of 2011, 63% and 74%, respectively, of our net revenue was due to agency sales. As compared with same period in 2010, net revenue of agency sales in the second quarter and first two quarters of 2011 decreased 29% and 44% respectively. The primary reason was there were fewer projects that contributed to our agency sales revenue.

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

We started selling units in the Sovereign Building in January, 2005. As of December 31, 2006, we have reached our sales target by selling 46,779 square meters with a total sales price of $70.45 million. However, there are still unsold properties with aggregate floor area of 314 square meters, which represents 1% of total floor area underwritten, as of December 31, 2006. As of the end of February, 2007, we had sold or acquired all of the units in the building, and we have achieved the sales target by selling 47,093 square meters with a total sales price of $75.96 million.

The Company accounts for underwriting sales in accordance with the FASB guidance of ASC Topic 360, “Property, Plant and Equipment”. The commission revenue on underwriting sales is recognized when the criteria in ASC 360 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred. In early 2009, the Company renegotiated the rental payments with buyers. Based on the renegotiated agreements, $261,656 of the deferred revenue on underwriting sales was recognized in the first two quarters of 2011.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2011, 67% of the buyers agreed upon the lowered rate, 22% of the buyers agreed to cancel the leasing agreements and 11% did not agree to the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 31, 2011, 100 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 94% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2011 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2011	% to total	2010	% to total	% change	2011	% to total	2010	% to total	% change

Agency Sales	681,047	44%	1,316,654	74%	(48)%	1,867,711	57%	2,575,896	63	(27)%

Underwriting Sales	37,644	2%	94,891	5%	(60)%	61,176	2%	167,554	4	(63)%

Property Management	826,790	54%	694,811	21%	19%	1,355,935	41%	1,379,628	33	(2)%

Cost of revenue	1,545,481	100	2,106,356	100	(27)%	3,284,822	100	4,123,068	100	(20)%

The cost of revenue of the second quarter of 2011 was $1,545,481, which decreased 27% from $2,106,356 during the second quarter of 2010. The total cost of revenue of the first two quarters of 2011 was $3,284,822, which decreased 20% from $4,123,068 during the first two quarters of 2010. In the second quarter of 2011, agency sales represented 44% of the total cost of revenue, underwriting sales represented 2%, and property management represented 54%. In the first two quarters of 2011, agency sales represented 63% of the total cost of revenue, underwriting sales represented 4%, and property management represented 33%. The decrease in cost of revenue in the second quarter and first two quarters of 2011 was mainly due to the decrease in the cost of revenue for our agency sales and property management.

Agency sales

As compared with same period in 2011, net revenue of agency sales in the second quarter and first two quarters of 2011 decreased 29% and 44% respectively, and the cost of revenue in the same period decreased by 48% and 27% accordingly. This decreased in cost was mainly due to the decreased in our commissions and consulting costs in the first two quarters of 2011, compared to the same period in 2010, the decrease of such expenses was $110,403.51 and $251,449.53, respectively.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2011, 67% of the buyers agreed upon the lowered rate and 22% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2011, 100 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 94% of total area with these lease commitments. We anticipate that these properties will be leased out in 2011 and that the gross margin will be improved. However, no assurance can be given that this will be the case.

In connection with our leasing guarantees to third party buyers in the Sovereign Building, an accrual for onerous contracts was recognized equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $186,193.35 as of June 30, 2011 and $30,712 as of December 31, 2010.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2011	% to total	2010	% to total	% change	2011	% to total	2010	% to total	% change

Agency sales	300,662	93%	255,894	87	17%	592,119	90	593,529	90	0

Property Management	21,740	7%	37,196	13	(42)%	69,187	10	68,078	10	2

Operating expenses	322,402	100	293,090	100	10%	661,306	100	661,607	100	0

The operating expenses of the second quarter of 2011 were $322,402, which increased 17% from $293,090 of the second quarter of 2010. The total operating expenses of the first two quarters of 2011 were $661,306, which remained relatively unchanged from $661,607 in the first two quarters of 2010. In the second quarter of 2011, agency sales represented 93% of the total operating expenses and property management represented 7%. In the first two quarters of 2011, agency sales represented 93% of the total operating expenses and property management represented 7%.

Agency sales

When compared to 2010, the operating expenses for agency sales in the second quarter of 2011 increased 17% and remained relatively unchanged for the first two quarter of 2011. The primary reason for the change was that in the second quarter of 2011, our staff costs and increased $27,374 compared to the same period in 2010.

Property management

When compared to 2010, the operating expenses for property management in the second quarter of 2011 decreased 42%. The primary reason for the change was that in the second quarter of 2011, our marketing/planning expense decreased $11,197, compared to the same period in 2010.

General and Administrative Expenses

General Administrative Expense increased for the second quarter and the first two quarters in 2011 as compared to the same periods in 2010 by 23% and 27% respectively. The main reason for the increase in the second quarter and the first two quarters in 2011 was the increase in depreciation cost, which increased $335,591 and $154,848 respectively as compared to the same periods in 2010

Interest Expenses

When compared to 2010, the interest expenses in the second quarter and first two quarters of 2011 increased 197% and 116% respectively. The interest expenses relate to bank loans and promissory notes payable.

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

As of June 30, 2011, we had a cash position of $1,430,075.

The Company's operating activities during the six months ended June 30, 2011 used cash in the amount of $87,193, which was primarily attributable to our amount due to related party.

The Company's investing activities during the six months ended June 30, 2011 used cash resources of $3,997,081, which was primarily attributable to the acquisition of property, plant and equipment.

The Company's financing activities during the six months ended June 30, 2011 provided cash resources of $2,456,881, which was primarily attributable to proceeds from promissory notes.

The potential cash needs for 2011 are expected to be for the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

We have accumulated losses of $10,563,169 for the year ended June 30, 2011. Our net working capital deficiency and significant accumulated losses raise substantial doubt about our ability to continue as a going concern. However, management believes that we are able to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and property management operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2011, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ending June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2011, we issued 2,500,000 shares of common stock to Good Speed for a consideration of $500,000. The transaction was exempt under Regulation S of the Securities Act of 1933. The proceeds of the sale of the common stock are being used for general working capital

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Description
Number

31.1	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1and 32,2	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

XBRL Exhibit

101.INS† XBRL Instance Document.
101.SCH† XBRL Taxonomy Extension Schema Document.
101.CAL† XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF† XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB† XBRL Taxonomy Extension Label Linkbase Document.
101.PRE† XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: August 18, 2011	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 18, 2011	By: /s/ Liu Zhen Yu
Liu Zhen Yu, Chief Financial Officer