Form 10-Q
period 2011-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2011-11-21
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November  17, 2011 - 28,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Sunrise Real Estate Group, Inc.
Unaudited Condensed Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,567,198	$2,973,997
Restricted cash	1,337,551	1,283,464
Accounts receivable	541,306	258,338
Promissory deposits (Note 3)	665,628	1,136,999
Other receivables and deposits(Note4)	547,670	378,751

Total current assets	4,659,353	6,031,549

Property, plant and equipment – net (Note 5)	2,470,830	2,571,516
Investment properties (Note 6)	7,024,371	7,208,534
Long-term investment (Note 7)	4,111,788	1,509,958

Total assets	$18,266,342	$17,321,557

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Bank loans	$11,015,122	$8,304,770
Promissory notes payable (Note 8)	472,359	903,983
Accounts payable	102,664	86,928
Amount due to directors (Note 9)	150,743	189,837
Amount due to related party (Note 9)	3,005,649	98,123
Other payables and accrued expenses (Note 10)	2,915,622	3,092,565
Other tax payable(Note 11)	259,083	266,714
Income tax payable	1,169,253	1,318,366

Total current liabilities	$19,090,495	$14,261,286

Commitments and contingencies (Note 12)	0	0
Long-term bank loans (Note 13)	0	2,264,937
Deposits received from underwriting sales (Note 14)	3,110,365	3,454,879
Deferred tax liabilities	0	0

Total liabilities	$22,200,860	$19,981,102

Non-controlling interests of consolidated subsidiaries	1,046,958	1,188,110

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of September 30, 2011 and 23,691,925 as of December 31, 2010	286,919	236,919
Additional paid-in capital	4,570,008	3,620,008
Statutory reserve (Note 15)	787,461	787,461
Accumulated Loss	(11,269,476)	(9,225,986)
Accumulated other comprehensive income (Note 16)	643,431	733,943

Total shareholders’ deficit	(4,981,476)	(3,847,655)

Total liabilities and shareholders’ deficit	$18,266,342	$17,321,557

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$1,830,438	$3,099,068	$6,555,786	$10,741,502

Cost of Revenues	$(1,481,513)	(1,389,320)	(4,766,335)	(5,512,388)

Gross Profit	348,925	1,709,748	1,789,451	5,229,114

Operating Expenses	(290,726)	(431,990)	(952,032)	(1,093,597)

General and Administrative Expenses	(619,907)	(698,275)	(1,750,966)	(1,813,618)

Operating Profit/(Loss)	(561,708)	579,483	(913,547)	2,321,899

Other Income, (Net)	7,576	2,750	2,258	7,865

Interest Income	2,516	44,961	9,941	39,364

Interest Expenses	(310,935)	(142,348)	(971,732)	(448,455)

Loss Before Income Tax and Minority Interest	(862,551)	484,846	(1,873,080)	1,920,673

Income Tax	59,324	(58,478)	(73,306)	(608,776)

Profit/(Loss) Before Minority Interest	(803,227)	426,368	(1,946,386)	1,311,897

Non-controlling Interest	97,103	(451,245)	(96,922)	(819,577)

Net Profit/(Loss)	$(706,124)	$(24,877)	$(2,043,308)	$492,320

Profit/(Loss) Per Share – Basic and Fully Diluted	$(0.02)	$0.00	$(0.08)	$0.02

Weighted average common shares outstanding – Basic and Fully Diluted	28,691,925	23,691,925	28,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.
Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)
Nine Months Ended September 30,
2011	2010
(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	(2,043,308)	$492,320
Adjustments to reconcile net profit/(loss) to
net cash used in operating activities
Depreciation of property, plant and equipment	689,903	645,610
Loss/ (Gain) on disposal of property, plant and equipment	14,170	9,270
Minority interest	96,922	819,577
Change in:
Accounts receivable	(266,073)	(552,102)
Promissory deposits	507,817	(367,431)
Other receivables and deposits	416,958	(177,151)
Accounts payable	11,806	(170,975)
Amounts with venturers	0	-
Other payables and accrued expenses	(300,481)	198,755
Deposit from underwriting sales	(479,282)	(872,500)
Interest payable on promissory note	7,500	(24,897)
Interest payable on amount due to director	0	1,220
Interest payable on amount due to related party	358,900	0)
Other tax payable	(18,454)	(161,932)
Income tax payable	(200,150)	307,100
Net cash provided by/(used in) operating activities	(1,203,772)	128,323

Cash flows from investing activities
Acquisition of property, plant and equipment	(10,203)	(447,335)
Long-term investment	(2,482,150)	0
Funds provided for investee	(566,538)	0
Proceeds from disposal of property, plant and equipment	4,375	39,095

Net cash provided by/(used in) investing activities	(3,054,515)	(408,241)

Cash flows from financing activities
Funds received from capital increase	1,000,000
Bank loans repayment	0	(205,761)
Repayment of promissory note	0	(114,166	)-
Proceeds from promissory note	2,008,300
Profit return to minority interest in subsidiary	(226,210)	0
Repayment to director	(40,802)	(133,918	)-
Net cash provided by financing activities	2,741,288	(453,844)

Effect of exchange rate changes on cash and cash equivalents	110,200	62,251

Net increase/(decrease) in cash and cash equivalents	(1,406,799)	(796,013)
Cash and cash equivalents at beginning of period	2,973,997	3,444,600
Cash and cash equivalents at end of period	$1,567,198	$2,648,587

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	222,419	668,695
Interest paid	662,307	472,133

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

The exchange rate between US$ and RMB had 1.86% fluctuation during the periods presented. The rates as of September 30, 2011 and December 31, 2010 are US$1: RMB6.3549 and US$1: RMB6.7011, respectively.

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

NOTE 3 - PROMISSORY DEPOSITS

The balance of $665,628 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 4 - OTHER RECEIVABLES AND DEPOSITS

	September 30,	December 31,
	2011	2010

Advances to staff	49,341	17,120
Rental deposits	84,129	87,368
Property management	46,438	11,377
Other receivables	367,762	262,885
	$547,670	$378,751

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT – NET

	September 30,	December 31,
	2011	2010

Furniture and fixtures	$86,966	$83,449
Computer and office equipment	292,443	318,601
Motor vehicles	812,917	827,557
Real Properties	2,379,473	2,283,255
Sub-total	3,571,799	3,512,862
Less: Accumulated depreciation	(1,100,969)	(941,346)
Total	$2,470,830	$2,571,516

All above real properties as of September 30, 2011 and as of December 31, 2010 were pledged to secure a loan in note 7.

NOTE 6 – INVESTMENT PROPERTIES

	September 30,	December 31,
	2011	2010

Investment property	9,743,792	$9,349,785
Less: Accumulated depreciation	(2,719,421)	(2,141,251)
	$7,024,371	$7,208,534

The investment properties include one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes and were pledged to secure a bank loan in note 7. The carrying amount of one floor as $1,543,274 was pledged to a promissory note payable in Note 8.

As of September 30, 2011, the four units of the investment properties were leased to SZBFND, a related party of the Company, and 100% of the total area of the one remaining floor was leased out.

NOTE 7- LONG-TERM INVESTMENT

A major portion of the long-term investment was for the Wuhan Yuan Yu Long in the amount of $4,111,788

We invested in a cooperation project in Wuhan where the initial investment amount is $1,509,958 (10 million RMB) in 2010. In the third quarter of 2011, we invested 16.13 million RMB, for a total 26.13 million RMB ($4,111,788) and as a result have a 49% stake in Yuan Yu Long.

NOTE 8 – PROMISSORY NOTES PAYABLE

There are two promissory notes, as listed below:

First, the balance includes a promissory note of $315,000 with an interest payable of $22,500. This promissory note of $315,000 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

Second, the balance includes a promissory note of $157,359. This promissory note of $154,358 bears interest at a rate of 15% per annum. This promissory note is unsecured and the term of repayment is not specifically defined.

NOTE 9 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

As of September 30, 2011, the balance includes one loan and advances obtained from Lin Chin-Jung.

The loan includes principal of $115,338 and accrued interest of $33,217 thereon. The principal is unsecured and bears interest at a rate of 9.6% per annum and the term of repayment is not specifically defined.

The advances and reimbursements of $17,702.87 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of September 30, 2011.

The advances and reimbursements of $17,702.87 represented the salary payable and rental reimbursement to Lin Chao Chun outstanding as of September 30, 2011.

Amount due to related party

The amount includes a rental deposit received from SZBFND. This amount is unsecured, interest free and repayable on demand.

NOTE 10 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2011	2010

Accrued legal fee	109,233	109,233
Accrued staff commission & bonus	530,029	607,929
Rental deposits received	606,468	699,786
Property management	131,115	125,813
Accrual for onerous contracts	37,597	5,613
Dividends payables	59,010	0
Other payables	1442,170	1,544,191
	2,915,622	3,092,565

NOTE 11 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 12- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the nine months ended September 30, 2011 and 2010, the Company incurred lease expenses amounting to $205,605 and $260,240, respectively. As of September 30, 2011, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30,	December 31,
	2011	2010

Within one year	$100,242	$233,145
Two to five years	0	0
Operating lease commitments	$100,242	$233,145

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. Till the reporting date 67% of the buyers agreed upon the lowered rate, 22% of the buyers agreed to cancel the leasing agreements and 11% did not agree to the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2011, 116 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 70% of total area with these lease commitments.

As of September 30, 2011, the lease commitments are as follows:

	September 30,	December 31,
	2011	2010

Within one year	$1,020,976	$2,141,087
Two to five years	2,202,614	4,478,477
Operating lease commitments arising from the promotional package	$3,223,890	$6,619,564

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $370,274 as of September 30, 2011 and $39,352 as of December 31, 2010.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of September 30, 2011, the compensation to terminate all leasing agreements is $1,495,151. According to the sub-leasing agreements that have been signed through September 30, 2011, the rental income from these sub-leasing agreements will be $1,276,267 within one year and $643,399 within two to five years. However, no assurance can be given that we can collect all of the rental income.

NOTE 13 – LONG-TERM BANK LOANS

First, the balance includes a bank loan of $8,654,738 which bears interest at 110% of one year prime rate as announced by the People’s Bank of China (the rate for 2010 was 5.84%) and is secured by the properties as mentioned in Note 6 above. This loan is due on November 30, 2012. This loan ceiling is 55,000,000 RMB for a three-year revolving use, and each loan period is one year and can be extended upon the request.

Second, the remaining bank loan of $2,360,383 bears an interest at prime rate as announced by the People’s Bank of China (The rate for 2010 was 5.84%). This loan is due on August 22, 2012. This loan is secured by the properties as mentioned in Note 6 above. This loan ceiling is 15,000,000 RMB for a three-year revolving use, and each loan period is three months and can be extended upon the request.

NOTE 14 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC976-605 Accounting for Sales of Real Estate. Under ASC976-605 the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

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

NOTE 16 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 2011, the only component of accumulated other comprehensive income was translation reserve.

NOTE 17 – CONCENTRATION OF CUSTOMERS

During the three months and nine months ended September 30, 2011 and 2010, the following customers accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as of September 30,
	2011	2010	2011	2010	2011	2010

Customer A	34%	21%	48%	18%	60%	18%
Customer B	*	11%	*	*	23%	26%
Customer C	*	10%	*	*	11%	*

* less than 10%

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Sunrise Real Estate Group, Inc. (“SRRE”). The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including but not limited to our annual report on Form 10-K for the year ended December 31, 2011, which discusses our business in greater detail.

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

In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include those relating to our ability to raise money and grow our business, and potential difficulties in integrating new acquisitions with our current operations, especially as they pertain to foreign markets and market conditions.  Please also refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On January 21, 2011, and January 22, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) and Better Time International Limited (“Better Time”) respectively, to issue 2.5 million shares to each company for US $500 thousand. On June 24, 2011, we issued 2.5 million shares of common stock to Good Speed and received $500,000. On July 1, 2011, Sunrise and Better Time extended the closing date to on or before September 30, 2011. On September 30, 2011 Sunrise has received the $500,000 from Better Time and issued 2,500,000 shares of common stock to Better Time.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing, ChongQing and ShangQiu

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. Till the reporting date 67% of the buyers agreed upon the lowered rate, 22% of the buyers agreed to cancel the leasing agreements and 11% did not agree to the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2011, 116 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 70% of total area with these lease commitments.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and nine months ended September 30, 2011, with comparisons to the historical three and nine months ended September 30, 2010.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011	% to total	2010	% to total	% change	2011	% to total	2010	% to total	% change
Agency sales	764,447	42	2,026,092	65	(62)	3,954,366	60	7,680,044	71	(49)
Underwriting sales	363,877	20	422,129	14	(14)	625,533	10	1,138,736	11	(45)
Property Management	702,114	38	650,847	21	8	1,975,888	30	1,922,722	28	3
Net revenue	1,830,438	100	3,099,068	100	(41)	6,555,786	100	10,741,502	100	(39)

The net revenue in the third quarter of 2011 was $1,814,336, which decreased 41% from $3,099,068 in the third quarter of 2010. The total net revenue of the first three quarters of 2011 was $6,539,684, which decreased 39% from $10,741,502 of the first three quarters of 2010. In the third quarter of 2011, agency sales represented 56% of the total net revenue, underwriting sales represented 0% and property management represented 44%. In the first three quarters of 2011, agency sales represented 64% of the total net revenue, underwriting sales represented 4% and property management represented 32%. The drop in net revenue in the third quarter was mainly because of the decrease in agency, underwriting sales and property management.

Agency sales

In the third quarter and first three quarters of 2011, 56% and 64%, respectively, of our net revenue was due to agency sales. As compared with same period in 2011, net revenue of agency sales in the third quarter and first three quarters of 2010 decreased 49% and 45% respectively.

Because current macro economic policies on the real estate market has put a downward pressure on housing prices, real estate industry are being adversely affected including our company. We are continually seeking stable growth in our agency sales business in the rest of 2011. However, there can be no assurance that we will be able to do so.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company negotiated the rental payments with purchasers. Based on the new agreement, a portion of underwriting sales can be realized. In the third quarter of 2011, $1,132 of underwriting revenue was recognized.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. Till the reporting date 67% of the buyers agreed upon the lowered rate, 22% of the buyers agreed to cancel the leasing agreements and 11% did not agree to the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2011, 116 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 70% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable trend in 2011 and 2012 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011	% to total	2010	% to total	% change	2011	% to total	2010	% to total	% change
Agency sales	718,724	49	563,780	74	27	2,586,435	54	3,139,668	57	(18)
Underwriting sales	85,075	6	98,684	5	(14)	146,251	3	266,238	5	(45)
Property Management	677,714	45	726,856	21	(7)	2,033,649	43	2,106,484	38	(3)
Cost of revenue	1,481,513	100	1,389,320	100	7	4,766,335	100	5,512,388	100	(14)

The cost of revenue of the third quarter of 2011 was $1,481,513, which increased 7% from $1,389,320 of the third quarter of 2010. The total cost of revenue of the first three quarters of 2011 was $4,766,335, which decreased 14% from $5,512,388 of the first three quarters of 2010. In the third quarter of 2011, agency sales represented 49% of the total cost of revenue, underwriting sales represented 6%, and property management represented 45%. In the first three quarters of 2011, agency sale represented 54% of the total cost of revenue, underwriting sales represented 3%, and property management represented 43%. The increase in cost of revenue in the third quarter of 2011 was because of the increase in consulting, marketing/planning cost. The decrease in cost of revenue in the first three quarters of 2011 was overall lower consulting and marketing/planning cost in the 9 month period..

Agency sales

As compared with the same period in 2010, cost of agency sales in the third quarter increased 27% and decreased 18% in the first three quarters. The main reason for the change was that although consulting and marketing/planning cost increased in the third quarter compared to the same period in 2010, the overall 9 months increase in 2011 was less than during the same period of 2010.

Underwriting sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. Till the reporting date 67% of the buyers agreed upon the lowered rate, 22% of the buyers agreed to cancel the leasing agreements and 11% did not agree to the lowered rate. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2011, 116 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 70% of total area with these lease commitments.

We expect that these properties will remain close to 70% for the rest of 2011. However, no assurance can be given that this will be the case.

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $370,274 as of September 30, 2011 and $39,352 as of December 31, 2010.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2011	% to total	2010	% to total	% change	2011	% to total	2010	% to total	% change
Agency Sales	256,875	89	407,280	87	(37)	848,994	89	1,000,809	92	(15)
Property Management	31,513	11	24,710	13	28	100,700	11	92,788	8	9
Operating Expenses	288,388	100	431,990	100	(33)	949,694	100	1,093,597	100	(13)

The operating expenses of the third quarter of 2011 were $288,388, which decreased 33% from $431,990 of the third quarter of 2010. The total operating expenses of the first three quarters of 2011 were $949,694, which decreased 13% from $1,093,597 of the first three quarters of 2010. In the third quarter of 2011, agency sales represented 89% of the total operating expenses and property management represented 11%. In the first three quarters of 2011, agency sale represented 89% of the total operating expenses and property management represented 11%. The decrease in the operating expenses in the third quarter and first three quarters of 2010 was due to the decrease in our agency sales operation.

Agency sales

When compared to 2010, the operating expenses for agency sales in the third quarter and first three quarters of 2011 decreased 37% and 15% respectively. The primary reason for the change was that in the third quarter of 2011, compared to the same period in 2010, our salary expense decreased by 57 in the third quarter of 2011. For the first three quarters of 2011, salary and consulting expense decreased 24% and 83% respectively.

Property management

When compared to 2010, the operating expenses for property management in the third quarter and first three quarters of 2011 increased 28% and 9% respectively. The primary reason for the change was that in the third quarter and first three quarters of 2011, our salary expenses increased 46% and 19% respectively, compared to the same period in 2010.

General and Administrative Expenses

When compared to 2010, the general and administrative expenses in the third quarter and first three quarters of 2011 decreased 11% and 3% respectively. The primary reason for the change was the decrease in our salary and leasing expenses. In the third quarter and first three quarters of 2010, our salary expense decreased 16% and 12%; leasing expenses decreased 24% and 34%, compared to the same period in 2010.

Interest Expenses

When compared to 2010, the interest expenses in the third quarter and first three quarters of 2011 increased 118% and 117% to $310,935 and $971,732 respectively. The interest expenses relate to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the third quarter and first three quarters of 2011, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $1,567,198.

The Company’s operating activities used cash in the amount of $1,203,772, which was primarily attributable to other payable and accrued expense and deposit from underwriting sales.

The Company’s investing activities used cash resources of $3,054,515, which was primarily attributable to long-term investment.

The Company’s financing activities provided cash resources of $2,741,288, which was primarily attributable to $1,000,000 received from capital increase and proceeds from promissory note.

The potential cash needs for the fourth quarter of 2011 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2011.

Under Rule 13a-15(e) and 15d-15(e), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2011 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting.

During the most recent quarter ended September 30, 2011, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Under Rule 13a-15(e) and 15d-15(e), the term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2011 we issued 2,500,000 shares of common stock to Better Time International Limited. The transaction was exempt under Regulation S of the Securities Act of 1933. The proceeds of the sale of the common stock are being used for general working capital.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: November 18, 2011	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 18, 2011	By: /s/ Liu Zhen Yu
Liu Zhen Yu, Chief Financial Officer