Form 10-K
period 2011-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2012-04-16
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the fiscal year ended: December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission file number: 000-32585

SUNRISE REAL ESTATE GROUP, INC.

(Name of Small Business Issuer in its Charter)

Texas	6351	75-2713701
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

No. 638, Hengfeng Road 25th Fl, Building A

Shanghai, PRC 200070

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: + 86-21-6167-2800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☐ No ☒

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

The aggregate market value of the common stock held by non-affiliates 12,334,803 shares was approximately $1,356,828, based on the average closing bid and ask price of $0.11 for the Common Stock on June 30, 2011.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 22, 2012 was 28,691,925 shares

SUNRISE REAL ESTATE GROUP, INC.

FORM 10-K

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

The principal activities of the Company are real estate development and property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. SRRE and its subsidiaries and branches are sometimes hereinafter collectively referred to as “the Company.”

On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. In January of 2012, SHXJY invested 24% and established a company in Linyi and acquired approximately 103,385 square meters for the purpose of developing into villa-style residential housings. In an agreement with Zhang Shu Qing, a majority shareholder of 51%, we have her 51% voting power and thus effectively have 75% of voting power.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH. In 2011 we established Wuhan Yuan Yu Long (WHYYL) and had a 49% ownership the purpose of this project company was for a development project in Wuhan.

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

Also on August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e., Ace Develop, Planet Tech and Systems Tech, entered into an exchange agreement under which SRRE issued 10 million shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop. Regarding the 10 million shares of common stock of SRRE issued in this transaction, SRRE issued 8.5 million shares to Ace Develop, 750,000 shares to Planet Tech and 750,000 shares to Systems Tech.

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

On January 21, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) to issue 2.5 million shares for US $500,000. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 18, an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011. On June 24, 2011, we issued 2.5 million shares of common stock to Good Speed and received US $500,000.

On January 22, 2011 we entered into a Share Purchase Agreement with Better Time International Limited (“Better Time”) to issue 2.5 million shares for US $500,000. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16 an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On July 1, 2011, Sunrise and Better Time extended the closing date to on or before September 30, 2011. On September 30, 2011, we issued 2.5 million shares of common stock to Better Time and received US $500,000.

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

Figure 1: Company Organization Chart

1. Established Linyi Shang Yang Real Estate Development Company Limited in January, 2012.
2. Beijing Xin Jin Yang Real Estate Consultation Company Limited is currently in the process of being dissolved in 2012.
3. Kunshan Shang Yang Real Estate Brokerage Company Limited is currently in the process of being dissolved in 2012.

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries and branches in Shanghai, Suzhou, Beijing, Yangzhou, Chongqing, Quanjiao ,Hainan, Shangqiu, Chengdu, Wuhan, Kunshan, and Linyi.

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2011, 68% of the buyers agreed upon the lowered rate and 25% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2011, 104 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 67% of the total area with these lease commitments.

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

In the past eleven years, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning 2012, we are developing our first development project in Wuhan and Linyi and have started the initial construction in the first quarter of 2012.

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

Real Estate Development

In mid 2011, we established a project company in Wuhan where we have 49% stake. During the fourth quarter of 2011, the project company was in the process of acquiring land and obtaining the appropriate license and certificate for the development project. In the first quarter of 2012, we began its initial construction. The land is approximately 27,950 square meters with an estimated development period of three years.. Proceeds from sales will fund the constructions of subsequent phases and we are currently in the process of applying for bank loans and other forms of funding, however, there are no assurance we will be able to obtain future financings.

In January 2012, we established Linyi Shang Yang Real Estate Development (“LYSY”) with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. Proceeds from sales will fund the constructions of subsequent phases and we are currently in the process of applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

Mainland China's Property Sector

The industry's macro environment is opening up, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2007 through 2011

GDP GROWTH
2007	11.4%
2008	9.0%
2009	8.7%
2010	10.3%
2011	9.2%
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

On January 10th, 2010, the government established a notice of 11 measures to strengthen management of the real estate market to address the rising real estate prices. The measures call for an increasing supply of low-cost houses for low-income families and common residential houses, encouraging reasonably priced house buying while limiting purchases for speculation and investment, strengthening real estate project loan risk management and market supervision, speeding up construction of residential housing projects for low-income households, and specifying responsibilities of local governments.

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

In January 2011, the State Council released eight new measures to put downward pressure on property prices by:

1) Requiring local governments to set housing price targets in proportion with local income levels for 2011;

2) Requiring a business tax for housing sales within 5 years of purchase must be levied on total sales value;

properties;

3) Strengthening the management of land supply for housing

4) Imposing purchase restrictions in all large- & medium-sized cities. Families already owning a residential property are restricted to buy only one more, while those already owning two or more properties are prohibited to purchase additional properties;

5) Accelerating the construction of social security residential housings;

6) Providing that the down payment ratio for second-home purchases must not be less than 60%, up from 50%, with an interest rate at least 1.1 times of the benchmark rate;

7) Improving guidance for media's housing market coverage;

8) Providing for implementation & accountability for local governments over the housing price control targets.

In May 2011, the National Development and Reform Commission (“NDRC”) began the “one house, one price” policy which requires developers to enhance its disclosure of the residential properties’ offering prices and available supply volume. This policy is designed to prevent developers from posting false supply volume and prices to fuel speculative price volatility.

In July 2011, the China’s State Council declared that it will continue to implement tightening policies and expand the housing purchase restrictions to second and third-tier cities.

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

Employees

As of December 31, 2011, we had the following number of employees:

Employees
SRRE
Administration Dept.	1
Accounting Dept.	2
Investor Relations Dept.	2

SHXJY
Administration Dept.	17
Accounting Dept.	2
Research & Development Dept.	5
Marketing Dept.	12

Chongqing Branch of SHXJY
Accounting Dept.	1
Marketing Dept.	4

SZXJY
Administration Dept.	11
Accounting Dept.	3
Research & Development Dept.	9
Advertising & Communication Planning Dept.	5
Marketing Dept.	48

SZSY
Marketing Dept.	28

SZXJYB
Marketing Dept.	7

SHSY
Administration Dept.	9
Accounting Dept.	3
Marketing Dept.	1

SYSY
Marketing Dept.	14

SZGFH
Administration Dept.	2
Accounting Dept.	3
Marketing Dept.	4

SQSY
Marketing Dept.	7

WHGFH
Marketing Dept.	1

SHRJ
Administration Dept.	1
Design Dept.	9
Total	211

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

Risks associated with a Guaranteed Rental Return Promotion.

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2011, 68% of the buyers agreed upon the lowered rate, 7% of the buyers did not agreed to a lowered rate and 25% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period.

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

As a significant portion of our operations is concentrated in Shanghai and Jiangsu Province, any decrease in demand or real estate prices or any other adverse developments in these regions may materially and adversely affect our total real estate transaction volumes and average selling prices, which may in turn adversely affect our revenues and results of operations. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, increase in mortgage interest rates and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our homes, which could cause our operating revenues to decline. In addition, builders are subject to various risks, many of them outside the control of the homebuilder including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees. A reduction in our revenues could in turn negatively affect the market price of our securities.

Our business may be materially and adversely affected by government measures aimed at China’s real estate industry.

The real estate industry in China is subject to government regulations. Until 2009, the real estate markets in a number of major cities in China had experienced rapid and significant growth. Before the global economic crisis hit all the major economies worldwide in 2009, the PRC government had adopted a series of measures to restrain what it perceived as unsustainable growth in the real estate market. From 2003 to 2011, the PRC government introduced a series of specific administrative and credit-control measures including, but not limited to, setting minimum down payment requirements for residential and commercial real estate transactions, limiting availability of mortgage loans, and tightening governmental approval process for certain real estate transactions.

In cities such as Beijing and Shanghai, we have seen the effects of such policies and regulatory measures. The sales volumes for real properties in Beijing and Shanghai decreased significantly after the policy change. The sale prices for certain properties in such cities also weakened. The PRC government’s policy and regulatory measures on the PRC real estate sector could adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing and reduce market demand for properties. These factors may materially and adversely affect our business, financial condition, results of operations and prospects.

Despite the recent government measures aimed at maintaining the long-term stability of the real estate market, we cannot assure you that the PRC government will not continue to adopt new measures in the future that may result in short-term downward adjustments and uncertainty in the real estate market.

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

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Although in 2011 we issued a total of 5,000,000 shares for an aggregate of $1,000,000 to two investors, our access to obtain debt or equity financing depends on the banks' willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all.

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

Our partnering developers are subject to extensive government regulation which could make it difficult for them to obtain adequate funding or additional funding. Various PRC regulations restrict developers’ ability to raise capital through external financings and other methods, including, but not limited to, the following:

·	developers cannot pre-sell uncompleted residential units in a project prior to achieving certain development milestones specified in related regulations;

·	PRC banks are prohibited from extending loans to real estate companies to fund the purchase of land use rights;
·	developers cannot borrow from a PRC bank for a particular project unless we fund at least 35% of the total investment amount of that project using our own capital;

·	developers cannot borrow from a PRC bank for a particular project if we do not obtain the land use right certificate for that project;

·	property developers are strictly prohibited from using the proceeds from a loan obtained from a local bank to fund property developments outside of the region where the bank is located; and

·	PRC banks are prohibited from accepting properties that have been vacant for more than three years as collateral for a loan.

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

Some of our projects are operated through joint ventures in which we have controlling interests. We may enter into similar joint ventures in the future. Any joint venture investment involves risks such as the possibility that the joint venture partner may seek relief under Chinese insolvency laws, or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our joint venture partner generally should not disrupt the operations of the joint venture, we could be forced to purchase the partner’s interest in the joint venture, or the interest could be sold to a third party. Additionally, we may enter into joint ventures in the future in which we have non-controlling interests. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations, and we may be required to fulfill those obligations.

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

Our real estate development operating results may not achieve our goals.

As there are many variables to developing a real estate project, we face the risk of running out of funds mid construction and may have to delay or be unable to continue developing the project. We may also run into market downturn and not be able to sell any of the housings we’ve developed. If any of the above happens, we may face an extreme cash shortage and will directly affect our business.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of March 31, 2012, Ace Develop directly controls 15.7% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. As of March 31, 2012, Robert Lin Investments directly controls 15.72% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

We are listed on the OTCQB, which can be a volatile market.

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.51 per share to a low of $0.01 per share in 2011. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2011, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

We are subject to real estate market conditions in the PRC generally and Yangtze Delta in particular. Private ownership of property in the PRC is still at an early stage of development. Although there is a perception that economic growth in the PRC and the higher standard of living resulting from such growth will lead to a greater demand for private properties in the PRC, it is not possible to predict with certainty that such a correlation exists as many social, political, economic, legal and other factors may affect the development of the property market.The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC.

The PRC property market, including the Yangtze Delta property market, is volatile and may experience oversupply and property price fluctuations. The central and local governments frequently adjust monetary and other economic policies to prevent and curtail the overheating of the PRC and local economies, and such economic adjustments may affect the real estate market in Yangtze Delta and other parts of China. Furthermore, the central and local governments from time to time make policy adjustments and adopt new regulatory measures in a direct effort to control the over development of the real estate market in China, including Yangtze Delta. Such policies may lead to changes in market conditions, including price instability and an imbalance of supply and demand of residential properties, which may materially adversely affect our business and financial conditions. Also, there is no assurance that there will not be over development in the property sector in Yangtze Delta and other parts of China in the future. Any future over development in the property sector in Yangtze Delta and other parts of China may result in an oversupply of properties and a fall of property prices in Yangtze Delta or any of our other markets, which could adversely affect our business and financial condition. The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

Local government may issue further restrictive measures in the future.

In January, 2011, the Shanghai municipal government put forward a local restrictive policy. The policy prohibits residential housing purchases for 1) non-local residents, who are not able to provide a local tax payment or social security payment certificate over one year within the most recent two years, 2) local resident, who is already in possession of two residential units. The policy also limits residential housing purchases for 1) non-local residents, who are able to provide local tax payment certificate over one year, to only one unit, 2) local residents, who are already in possession of only one residential unit, to one additional residential unit.

We cannot assure you that the local government in Shanghai or Jiangsu Province will not issue further restrictive measures in the future. The local government’s restrictive regulations and measures could increase our operating costs in adapting to these regulations and measures, limit our access to capital resources or even restrict our business operations, which could further adversely affect our business and prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

We currently own our headquarter office space at No.638, Hengfeng Road,28th Floor, Shanghai, PRC. During 2011, our headquarter office was at Zhaojiabang Road, No. 333, 7th floor, Shanghai. We’ve also rented regional field support offices in various cities in Mainland China, namely Shanghai, Suzhou, Beijing, Yangzhou, Chongqing, Quanjiao, Hainan, Shangqiu, Chengdu, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The average aggregate rental expense per month is $19,421.

During the past five years, the Company has also acquired two floors and four units of the Sovereign Building in Suzhou, PRC. The properties under development were completed on March 31, 2006, and we have paid the full purchase price to the property developer. In 2007, the title for these properties were transferred to the Company. The Company decided that one floor will be held for the Company’s own use, and the remaining properties will be held for long-term investment purposes. Accordingly, the cost of the properties for the Company’s own use was $2,399,866 and the investment properties was $9,827,298.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Over-the-Counter Bulletin Board system under the symbol “SRRE.” The following table sets forth the high and low quotations of our common stock reported by the OTCBB system for the periods indicated. Effective in March, 2011, quotations for our common stock were reported by the OTCQB system.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in US Dollars)

	2011		2010
	High	Low	High	Low
First quarter	$0.51	$0.03	$0.51	$0.10
Second quarter	$0.03	$0.01	$0.64	$0.2
Third quarter	$0.01	$0.01	$0.51	$0.10
Fourth quarter	$0.02	$0.01	$0.51	$0.10

As of March 31, 2012, we have approximately 596 record holders of our common stock. On March 31, 2012, the closing price of our common stock was $0.03.

No cash dividends were declared on our common stock in 2011 and 2010. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2011.

On January 21, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) to issue 2.5 million shares for US $500,000. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 18,2011 an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011. On June 24, 2011, we issued 2.5 million shares of common stock to Good Speed and received US $500,000.

On January 22, 2011 we entered into a Share Purchase Agreement with Better Time International Limited (“Better Time”) to issue 2.5 million shares for US $500,000. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16, 2011 an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On July 1, 2011, Sunrise and Better Time extended the closing date to on or before September 30, 2011. On September 30, 2011, we issued 2.5 million shares of common stock to Better Time and received US $500,000.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd., Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes here inafter collectively referred to as “the Company,” “our,” or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

On January 21, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) to issue 2.5 million shares for US $500,000. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 18, 2011an extension was signed between SRRE and Good Speed to extend the closing date to on or before July 5, 2011. On June 24, 2011, we issued 2.5 million shares of common stock to Good Speed and received US $500,000.

On January 22, 2011 we entered into a Share Purchase Agreement with Better Time International Limited (“Better Time”) to issue 2.5 million shares for US $500,000. This agreement, subject to standard closing terms and conditions, was scheduled to close on or before March 20, 2011. On March 16, 2011 an extension was signed between SRRE and Better Time to extend the closing date to on or before July 1, 2011. On July 1, 2011, Sunrise and Better Time extended the closing date to on or before September 30, 2011. On September 30, 2011, we issued 2.5 million shares of common stock to Better Time and received US $500,000.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in Nanchang, Yangzhou, Nanjing, Chongqing, Wuhan, Linyi and Shangqiu

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the end of December 31, 2011 68% of the buyers agreed upon the lowered rate and 25% of the buyers agreed to cancel the leasing agreements, and 7% of the buyers did not agree upon the lowered rate. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2011, 104 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 67% of the total area with these lease commitments.

In mid 2011, we established a project company in Wuhan where we have 49% stake. During the fourth quarter of 2011, the project company was in the process of acquiring land and obtaining the appropriate license and certificate for the development project. In the first quarter of 2012, we began its initial construction. The land is approximately 27,950 square meters with an estimated development period of three years.. Proceeds from sales will fund the constructions of subsequent phases and we are currently in the process of applying for bank loans and other forms of funding, however, there are no assurance we will be able to obtain future financings.

In January 2012, we established a Linyi Shang Yang Real Estate Development (“LYSY”) with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. Proceeds from sales will fund the constructions of subsequent phases and we are currently in the process of applying for bank loans and other forms of funding, however, there are no assurance we will be able to obtain future financings.

Due to the lack of business and the continuing losses of the Beijing Xin Jin Yang and Kunshan Shang Yang subisidiaries as reflected in our return on investment loss of $6,309, we are dissolving these two subsidiaries in 2012.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In 2011, new guidance was introduced to eliminate the current option to report other comprehensive income and its components in the statement of stockholders’ equity, and require an entity to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. This guidance would be effective in the first quarter of 2012, with early adoption permitted. This pronouncement only changes the way we present other comprehensive income and its components, and does not impact our results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The ASU includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU is not expected to have an impact currently on our financial statements or disclosures as there are presently no recurring Level 3 fair value measurements.

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

Segment Information

The segments are generally determined based on the management of the businesses and on the basis of separate groups of operating activities, each with general operating autonomy over diversified products and services. The Company believes that it operates in one business segment. Management views the business as consisting of several revenue streams; however it is not possible to attribute assets or indirect costs to the individual streams other than direct expenses.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2011 with comparisons to the historical year ended December 31, 2010.

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2011	% to total	2010	% to total	% change
Agency sales	5,955,431	64	9,243,762	72	(36)
Underwriting sales	946,273	10	1,270,999	10	(26)
Property management	2,376,327	26	2,306,496	18	3
Net revenue	9,278,031	100	12,821,257	100	(28)

The net revenues for 2011 were $9,278,031 which decreased 28% from $12,821,257 of 2010. In 2011, agency sales represented 64% of the total net revenues, underwriting sales represented 10% and property management represented 26%. The decrease in 2011 was mainly due to the decrease in our agency sales and underwriting sales revenue.

Agency sales

In 2011, 64% of our net revenue was derived from agency sales, which were from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2010, net revenue of agency sales in 2011 decreased by 36%.

The macro policies in 2011 aiming to cool real estate prices has affected many business in the real estate industry. This effect is evident in our decrease in our agency sales. We are continually seeking stable growth in our agency sales business in 2012. However, there can be no assurance that we will be able to do so.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company negotiated the rental payments with purchasers. As of December 31, 2011, 68% of the buyers agreed upon the lowered rate and 7% of the buyers did not agreed to a lowered rate and 25% of the buyers canceled the leasing agreements. Based on the new agreement, a portion of underwriting sales can be realized.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2011, 68% of the buyers agreed upon the lowered rate, 7% of the buyers did not agreed to a lowered rate and 25% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2011, 104 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 67% of the total area subject to these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2012 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2011	% to total	2010	% to total	% change
Agency sales	3,505,959	55	4,187,898	59	(16)
Underwriting sales	221,240	4	297,159	4	(26)
Property management	2,611,091	41	2,579,095	37	1
Cost of revenue	6,338,290	100	7,064,152	100	(10)

The cost of revenues for 2011 was $6,338,290; this was a decrease of 10% from $7,064,152 in 2010. In 2011, agency sales represented 55% of total cost of revenues, underwriting sales represented 4% and property management represented 41%. The decrease in cost of revenues in 2011 was mainly due to the decrease in our agency sales revenue and thereby salary and operating expenses...

Agency sales

As compared with 2010, cost of revenue of agency sales in 2011 decreased 16%. The primary reason for the change was the decreased business overall thereby decreasing our commission cost and consulting cost by 29% and 67% respectively.

Underwriting Sales

The cost of underwriting sales represents selling cost, such as staff costs and advertising expenses, associated to the underwriting sales.

Property management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2011, 68% of the buyers agreed upon the lowered rate, 7% of the buyers did not agree to a lowered rate and 25% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2011, 104 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 67% of the total area subject to these lease commitments. We expect that these properties will be leased out in 2012; the gross margin will be improved. However, no assurance can be given that this will be the case.

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $4,756 as of December 31, 2011 and $30,712 as of December 31, 2010.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Years ended December 31,
	2011	% to total	2010	% to total	% change
Agency sales	908,228	87	1,260,788	91	(28)
Property management	134,013	13	119,293	9	12
Operating expenses	1,042,241	100	1,380,081	100	(24)

The operating expenses of 2011 were $1,042,241 which decreased 24% from $1,380,081 in 2010. In 2011, the expenses pertaining to agency sales represented 87% of the total operating expenses and property management represented 13%. The decrease in operating expenses in 2011 was mainly due to the decrease in our agency sales expenses.

Agency sales

When compared to 2010, the operating expenses for agency sales in 2011 decreased 28%. The primary reason for the increase in 2011 was the decrease in staff, business travel and consulting fee compared to 2010. The decreased in cost was due to the decrease in our agency business.

Property management

When compared to 2010, the operating expenses for property management in 2011 increased 12%. The main reason for the increase was the agency commissions of SZGFH.

General and Administrative Expenses

The general and administrative expenses in 2011 were $2,524,221, decreasing 3% from $2,600,936 in 2010. Primary reason for the minor decrease was the decrease in expense in marketing and planning.

Interest Expenses

When compared to 2010, the interest expenses in 2011 increased 147% to $1,514,782. There were more loans by the company as stated in the promissory notes payable under note 11.

Major Related Party Transaction

Certain Relationships

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for December 31, 2011 was $5,185,842. The amounts due are as follows:

Amount due to Lin Chi-Jung

As of December 31, 2011, the balance includes one advance to and five loans obtained from Lin Chin-Jung.

The advances and reimbursements of $17,854 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2011.

A loan includes a principal of $103,778. The principal is unsecured, bears an interest rate of 9.6% per annum and the terms of repayment is not specifically defined.

A loan includes a principal of $15,863. The loan’s terms of repayment is not specifically defined.

A promissory note of $241,632. This promissory note’s interest rate is 15%, unsecured and the terms of repayment are not specifically defined.

An unsecured promissory note of $4,267,684 bears an interest rate of 15% and the terms of repayment are not specifically defined. This loan is for the investment of Wuhan development project stated in note 9 in addition to any expenses related to the investment.

An unsecured promissory note of $506,214 bears an interest rate of 15% and the terms of repayment are not specifically defined.

Amount due to Lin Chao-Chin

A balance of $27,109 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2011.

Amount due to Lin Hsin Hung

The amount of $5,708 represents the salary payable to Lin Hsin Hung.

Amout due from related company

This amount of $317,415 is from our deposit in the Yuan Yu Long project.

Amount due to related party

A balance of $87,289 is due to our Suzhou Bing Feng Nian Dai.

LIQUIDITY AND CAPITAL RESOURCES

In 2011, our principal sources of cash were revenues from our agency sales, property management business and the sale of common stock. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $1,377,093.

The Company’s operating activities used cash in the amount of $4,875,741, which was primarily attributable to the increase in promissory deposits of $2,291,661.

The Company’s investing activities used cash resources of $2,622,980, which was primarily attributable to the long-term investment of $2,601,924

The Company’s financing activities provided cash resources of $5,840,436, an increase from 2010. This increase was primarily attributable to an increase in proceeds from promissory note and advance from directors.

The cash needs for 2012 will be for the potential repayments of bank notes that may incur in 2012, promissory notes, rental guarantee payments, and promissory deposits for various future property projects.

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

On January 21, 2011, we entered into a Share Purchase Agreement with Good Speed Services Limited (“Good Speed”) to issue 2.5 million shares for US $500,000. On June 24, 2011, we issued 2.5 million shares of common stock to Good Speed and received US $500,000.

On January 22, 2011 we entered into a Share Purchase Agreement with Better Time International Limited (“Better Time”) to issue 2.5 million shares for US $500,000. On September 30, 2011, we issued 2.5 million shares of common stock to Better Time and received US $500,000.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets -
December 31, 2011 and 2010	28

Consolidated Statements of Operations -
December 31, 2011 and 2010	29

Consolidated Statements of Stockholders' Deficit -
December 31, 2011 and 2010	30

Consolidated Statements of Cash Flows -
December 31, 2011 and 2010	31

Notes to Consolidated Financial Statements	32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Sunrise Real Estate Group, Inc. as of December 31, 2011 and 2010 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge. CT, USA, March 31, 2012

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2011	2010
	(Audited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,377,093	$2,973,997
Restricted cash (Note 4)	1,349,014	1,283,464
Accounts receivable	1,139,843	258,338
Promissory deposits (Note 5)	3,543,938	1,136,999
Amount due from related company (Note 12)	317,415	-
Other receivables and deposits (Note 6)	863,813	378,751

Total current assets	8,591,116	6,031,549

Property, plant and equipment – net (Note 7)	2,405,829	2,571,516
Investment properties (Note 8)	6,920,532	7,208,534
Long-term investment (Note 9)	4,253,206	1,509,958

Total assets	$22,170,683	$17,321,557

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 10)	11,109,524	8,304,770
Promissory notes payable (Note 11)	1,725,039	903,983
Accounts payable	481,741	86,928
Amount due to directors (Note 12)	5,185,842	189,837
Amount due to related party (Note 12)	87,289	98,123
Other payables and accrued expenses (Note 13)	3,487,632	3,092,565
Other tax payable (Note 14)	69,402	266,714
Income tax payable (Note 15)	224,319	1,318,366

Total current liabilities	$22,370,788	$14,261,286

Long-term bank loans	-	2,264,937
Long-term promissory notes payable	-	-
Deposits received from underwriting sales (Note 17)	2,888,194	3,454,879

Total liabilities	25,258,982	19,981,102

Commitments and contingencies (Note 16)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of December 31, 2011 and 23,691,925 shares issued and outstanding as of December 31, 2010	286,919	236,919
Additional paid-in capital	4,570,008	3,620,008
Statutory reserve (Note 18)	782,987	782,987
Accumulated losses	(10,208,331)	(8,989,976)
Non-controlling interests of consolidated subsidiaries	985,704	1,158,188
Accumulated other comprehensive income (Note 19)	494,414	532,329

Total shareholders’ deficit	(3,088,299)	(2,659,545)

Total liabilities and shareholders’ deficit	$22,170,683	$17,321,557

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2011	2010
	(Audited)	(Audited)

Net Revenues	$9,278,031	$12,821,257

Cost of Revenues	(6,338,290)	(7,064,152)

Gross Profit	2,939,741	5,757,105

Operating Expenses	(1,042,241)	(1,380,081)

General and Administrative Expenses	(2,524,221)	(2,600,936)

Operating Profit/(Loss)	(626,721)	1,776,088

Other Income, Net (Note 20)	1,198,935	53,560

Interest Income	13,775	9,964

Interest Expenses	(1,514,782)	(613,155)

Profit/(Loss) Before Income Tax and Non-controlling Interest	(928,793)	1,226,457

Income Tax (Note 15)	(26,889)	(664,187)

Profit/(Loss) Before Non-controlling Interest	(955,682)	562,270

Non-controlling Interest of Consolidated Subsidiaries	(262,673)	(587,757)

Net Profit/(Loss)	$(1,218,355)	$(25,487)

Profit/(Loss) Per Share – Basic and Fully Diluted	$(0.05)	$0.00

Weighted average common shares outstanding – Basic and Fully Diluted	26,191,925	23,691,925

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	Non-controlling Interest	Accumulated other comprehensive income	Accumulated Losses	Total stockholders’ equity/ (deficit)

Balance, December 31, 2009	23,691,925	$236,919	$3,620,008	$759,855	$637,802	$579,286	$(8,941,357)	$(3,107,487)

Issuance of stock dividend	-	-	-		-	-	-	-

Profit for the year	-	-	-		$587,757	-	$(25,487)	$562,270

Profit return to non-controlling interest in subsidiary	-	-	-		$(148,074)			$(148,074)

Transfer between reserves	-	-	-	$23,132	-	-	$(23,132)	-

Translation of foreign operations	-	-	-		80,703	$(46,957)	-	$33,746

Balance, December 31, 2010	23,691,925	$236,919	$3,620,008	$782,987	$1,158,188	$532,329	$(8,989,976)	$(2,659,545)

Loss for the year	-	-	-		$262,673	-	$(1,218,355)	$(955,682)

Capital increase	5,000,000	$50,000	$950,000		$19,045			$1,019,045

Transfer between reserves	-	-	-					-

Profit return to non-controlling interest in subsidiary	-	-	-		$(454,202)	-		$(454,202)

Translation of foreign operations	-	-	-		-	$(37,915)	-	$(37,915)

Balance, December 31, 2011	28,691,925	$286,919	$4,570,008	$782,987	$985,704	$494,414	$(10,208,331)	$(3,088,299)

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Years Ended December 31,
	2011	2010
	(Audited)	(Audited)
Cash flows from operating activities
Net profit/(loss)	$(1,218,355)	$(25,487)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	926,330	866,221
Loss /(Gain) on disposal of property, plant and equipment	21,052	-
Non-controlling interest	262,673	587,757
Change in:
Restricted Cash	-	(1,255,261)
Accounts receivable	(847,162)	404,122
Promissory deposits	(2,291,661)	(373,626)
Other receivables and deposits	(454,375)	(191,945)
Amount due from related party (net)	(309,684)	(33,101)
Accounts payable	380,865	(233,693)
Other payables and accrued expenses	(17,271)	722,129
Deposit from underwriting sales	(725,033)	(973,840)
Interest payable on promissory notes	120,873	107,010
Interest payable on amount due to director	630,353	15,270
Amount due to related party	(15,459)	-
Other tax payable	(205,796)	(126,655)
Income tax payable	(1,133,091)	333,008
Net cash provided by/(used in) operating activities	(4,875,741)	(178,091)

Cash flows from investing activities
Acquisition of plant and equipment	(25,655)	(484,739)
Proceeds from disposal of plant and equipment	4,599	-
Equity investment	(2,601,924)	(1,476,778)
Profit return to non-controlling interest in subsidiary	-	(149,387)
Payment for investment properties	-	-
Net cash provide by/(used in) investing activities	(2,622,980)	(2,110,904)

Cash flows from financing activities
Funds received from capital increase	1,019,045	-
Bank loans repayment	-	(206,749)
Bank loan obtained	-	2,215,167
Repayment of promissory note	-	(206,374)
Proceeds from promissory note	1,206,218	-
Profit return to non-controlling interest in subsidiary	(227,618)	-
Repayment to director	(52,509)	(102,020)
Advances from director	3,895,300	-
Net cash provided by financing activities	5,840,436	1,700,024

Effect of exchange rate changes on cash and cash equivalents	61,381	118,368

Net increase/(decrease) in cash and cash equivalents	(1,596,904)	(470,603)
Cash and cash equivalents at beginning of year	2,973,997	3,444,600
Cash and cash equivalents at end of year	$1,377,093	$2,973,997

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	268,362	333,008
Interest paid	845,293	670,249

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. In January of 2012, SHXJY invested 24% and established a company in Linyi and acquired approximately 103,385 square meters for the purpose of developing into villa-style residential housings. In an agreement with Zhang Shu Qing, a majority shareholder of 51%, we have her 51% voting power and thus effectively have 75% of voting power.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH. In 2011 we established Wuhan Yuan Yu Long (WHYYL) and have a 49% ownership the purpose of this project company was for a development project in Wuhan.

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

In mid 2011, we invested in a project company in Wuhan. During the year, the project company was in the process of acquiring land and obtaining the appropriate license and certificate for the development project and in the first quarter of 2012 we began its initial construction. The land is approximately 27,950 square meters with an estimated development period of three years.

Figure 1: Company Organization Chart

1. Established Linyi Shang Yang Real Estate Development Company Limited in January, 2012.

2. Beijing Xin Jin Yang Real Estate Consultation Company Limited is currently in the process of being dissolved in 2012.

3. Kunshan Shang Yang Real Estate Brokerage Company Limited is currently in the process of being dissolved in 2012.

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd., Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes here inafter collectively referred to as “the Company,” “our,” or “us”.

The principal activities of the Company are property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of SRRE and its subsidiaries. All inter-company transactions and balances have been eliminated.

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $10,208,331 as of December 31, 2011. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is United States Dollars (“US$”) and the financial records are maintained and the financial statements prepared in US $. The functional currency of all the companies located in China is Renminbi (“RMB”) and the financial records and statements are maintained and prepared in RMB.

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

The exchange rates as of December 31, 2011 and December 31, 2010 are US$1: RMB6.3009 and US$1: RMB6.6227, respectively.

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

Segment information

The segments are generally determined based on the management of the businesses and on the basis of separate groups of operating activities, each with general operating autonomy over diversified products and services. The Company believes that it operates in one business segment. Management views the business as consisting of several revenue streams; however it is not possible to attribute assets or indirect costs to the individual streams other than direct expenses.

Recent Accounting Pronouncements

In 2011, new guidance was introduced to eliminate the current option to report other comprehensive income and its components in the statement of stockholders’ equity, and require an entity to present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. This guidance would be effective in the first quarter of 2012, with early adoption permitted. This pronouncement only changes the way we present other comprehensive income and its components, and does not impact our results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The ASU includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU is not expected to have an impact currently on our financial statements or disclosures as there are presently no recurring Level 3 fair value measurements.

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

NOTE 3 –Error Corrections and Accounting Change Effects

There was an error in the transaction of dividends to non-controlling interest. It was erroneously posted to retained earnings and offset to comprehensive income. We reclassified non-controlling interest from liability section to equity section based on GAAP guidance. Because of this change, we use historical exchange rate for non-controlling interest instead of current year end rate for this account. Because of the above, the Company adjusted the beginning amount to stockholder's equity for 2011 and reflected on the consolidated stockholder's equity for December 31, 2010. The adjustments were made between equity accounts and there was no change for the total shareholders’ deficit except the addition of non-controlling interest is added to the equity account. The adjustments are illustrated as follows:

Item	Balance December 31, 2010	Error Corrections	Error Corrected Balance December 31, 2010

Statutory reserve	787,461	(4,474)	782,987
Accumulated Losses	(9,225,986)	236,010	(8,989,976)
Non-controlling Interest	1,188,110	(29,922)	1,158,188
Accumulated other comprehensive income	733,944	(201,615)	532,329
Total stockholders’ deficit	$(2,659,545)	0	$(2,659,545)

This error correction does not affect the net profit for previous years.

NOTE 4 – RESTRICTED CASH

This restricted cash is the covenant from the bank loan described in Note 10.

NOTE 5- PROMISSORY DEPOSITS

The amount of $1,226,809 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

The balance of $2,317,129 represents the deposit for participating in a land auction in Sandong, the PRC.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31	December 31
	2011	2010

Advances to staff	$65,632	$17,120
Rental deposits	99,927	87,368
Prepaid rental	-	11,377
Prepayment for Linyi project	482,219	-
Other receivables	216,035	262,886
	$863,813	$378,751

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT – NET

	December 31,	December 31,
	2011	2010

Furniture and fixtures	$77,292	$83,479
Computer and office equipment	242,346	318,601
Motor vehicles	789,943	827,557
Properties	2,399,866	2,283,225
	3,509,447	3,512,862
Less: Accumulated depreciation	(1,103,618)	(941,346)
	$2,405,829	$2,571,516

All above properties as of December 31, 2011 and as of December 31, 2010 were pledged to secure a loan in note 10.

NOTE 8 – INVESTMENT PROPERTIES

	December 31,	December 31,
	2011	2010

Investment property	$9,827,298	$9,349,785
Less: Accumulated depreciation	(2,906,766)	(2,141,251)
	$6,920,532	$7,208,534

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes.

All above properties as of December 31, 2011 and as of December 31, 2010 were pledged to secure a loan in note 10.

As of December 31, 2011, the four units of the investment properties were leased to a related party of the Company of 19% ownership, 82% of the total area of the one remaining floor was leased out.

NOTE: 9 – LONG-TERM INVESTMENTS

We invested in a project company in Wuhan where the initial investment amount is $4,147,027 for 49% equity stake. This investment is for our expansion to the real estate development business. We use equity method of accounting for this long-term investment. The company did not commence its operations until the first quarter of 2012 and therefore there were no profit or loss recorded for the year ended December 31, 2011. In the first quarter of 2012 we began its initial construction. The land is approximately 27,950 square meters with an estimated development period of three years.

The remaining amount of $106,179 was invested in various real estate agency sales related projects. All of the equity stakes we have in these projects are less than 20%. We used the cost method for accounting purposes for these investments.

NOTE 10 – BANK LOANS

Bank loans included two bank loans, as listed below:

The balance includes a bank loan of $8,728,912, which bears interest at 130% of three-year prime rate as announced by the People’s Bank of China (the rate for 2011 was 6.65%) and is secured by the properties as mentioned in Note 8 above. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

The remaining bank loan of $2,380,612 bears interest at prime rate as announced by the People’s Bank of China (the rate for 2011 was 6.65%). As of December 31, 2011, the bank loan is due in 3 years and can be renewed automatically. This loan is secured by the properties as mentioned in Note 7 above.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to independent individual third parties.

First, the balance includes a promissory note of $330,000. This promissory note of $330,000 bears an interest at a rate of 15% per annum. This promissory note is unsecured and the terms of repayment are not specifically defined.

The second promissory note of $353,124 bears an interest rate of 15% and the terms of repayment are not specifically defined.

The third note of $883,207 bears an interest rate of 15% and the terms of repayment are not specifically defined.

The fourth note of $158,708 is unsecured without interest and the terms of repayment are not specifically defined.

NOTE 12 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for December 31, 2011 was $5,185,842. The amounts due are as follows:

Amount due to Lin Chi-Jung

As of December 31, 2011, the balance includes one advance to and five loans obtained from Lin Chin-Jung.

The advances and reimbursements of $17,854 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2011.

A loan includes a principal of $103,778. The principal is unsecured, bears an interest rate of 9.6% per annum and the terms of repayment is not specifically defined.

A loan includes a principal of $15,863. The loan’s terms of repayment is not specifically defined.

A promissory note of $241,632. This promissory note’s interest rate is 15%, unsecured and the terms of repayment are not specifically defined.

An unsecured promissory note of $4,267,684 bears an interest rate of 15% and the terms of repayment are not specifically defined. This loan is for the investment of Wuhan development project stated in note 9 in addition to any expenses related to the investment.

An unsecured promissory note of $506,214 bears an interest rate of 15% and the terms of repayment are not specifically defined

Amount due to Lin Chao-Chin

A balance of $27,109 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2011.

Amount due to Lin Hsin Hung

The amount of $5,708 represents the salary payable to Lin Hsin Hung.

Amout due from related company

This amount of $317,415 is from our deposit in the Yuan Yu Long project.

Amount due to related party

A balance of $87,289 is due to our Suzhou Bing Feng Nian Dai.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2011	2010

Accrued staff commission & bonus	$772,669	$607,929
Rental deposits received	529,308	699,786
Accrual for onerous contracts	-	5,613
Other payables	226,227	1,122,304
Property management	-	125,813
Accrued legal fee	87,149	109,233
Customer deposits	1,190,306	-
Dividend payable for Non-controlling interest	254,826	-
Rental deposits	427,147	421,887
	$3,487,632	$3,092,565

Customer deposits include two customer deposits of $793,537 and $396,769. These deposits are for our Sanya and Ao Ying projects, respectively.

NOTE 14 – OTHER TAX PAYABLE

Other tax payable mainly represents the outstanding payables of business tax, urban real estate tax and land appreciation tax in the PRC.

NOTE 15 – INCOME TAX PAYABLE

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

Income tax represents current PRC income tax, which is calculated at the statutory income tax rate on the assessable income for the years ended December 31, 2011 and 2010. On January 1, 2008, China unified income tax rates for domestic and foreign companies at 25%.

The provision for China income tax is consisted of:

	Years ended December 31,
	2011	2010

Current PRC corporate income tax	$26,889	$664,187
Deferred tax debit
Income tax	$26,889	$664,187

Reconciliation between the provision for income taxes computed by applying the statutory tax rate in Mainland China to income before income taxes and the actual provision for income taxes is as follows. The following is an estimate for the year 2011 as the China’s tax reporting deadline is on April 30 of each year:

	Years ended December 31,
	2011	2010

Provision for income taxes benefit at statutory tax rate	$722,990	$361,770
Tax concessions	-	-
Permanent difference	24,831	20,506
Effect of change in FEIT tax rate	-	-
Valuation allowances	(720,932)	281,911
Income tax	$26,889	$664,187

NOTE 16- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended December 31, 2011 and 2010, the Company incurred lease expenses amounting to $233,050 and $279,647, respectively. As of December 31, 2011, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	December 31,	December 31,
	2011	2010

Within one year	$24,770	$233,145
Two to five years	-	-
Operating lease commitments	$24,770	$233,145

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2011, 68% of the buyers agreed upon the lowered rate, 7% of the buyers did not agreed to a lowered rate and 25% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of December 31, 2011, 104 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 67% of total area with these lease commitments.

As of December 31, 2011, the lease commitments are as follows:

	December 31,	December 31,
	2011	2010

Within one year	$1,451,207	$1,396,883
Two to five years	1,922,302	2,241,262
Over five years	-	-
Operating lease commitments arising from the promotional package	$3,373,509	$3,638,145

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $ 4,756 as of December 31, 2011 and $30,712 as of December 31, 2010.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of December 31, 2011, the compensation to terminate all leasing agreements is $1,319,790. According to the sub-leasing agreements that have been signed through December 31, 2011, the rental income from these sub-leasing agreements will be $1,128,275 within one year and $652,805 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 19 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2011 and 2010, the only component of accumulated other comprehensive income was translation reserve.

NOTE 20 – OTHER INCOME, NET

The Company estimated a provision for income tax and other tax payable and other payables before 2010. At the end of 2011, the taxes payable that did not materialize was $1,214,344. This balance is adjusted to other net income.

NOTE 21 – CONCENTRATION OF CUSTOMERS

During the years ended December 31, 2011 and 2010, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended December 31,			Percentage of Accounts Receivable as at December 31,
	2011		2010	2011		2010
Customer A		*	13%		*		*

* less than 10%

NOTE 22 – SUBSEQUENT EVENTS

Change of CFO

March 23, 2012, Mr. Liu Zhen Yu resigned as the Chief Financial Officer (“CFO”) of the Company. His resignation was not due to any disagreement with the Company or its management regarding any matter relating to the Company’s operations, policies or practices.

On March 23, 2012, the Company appointed Mrs. Wang Wen Hua as the interim CFO, who will hold the office from March 23 to April 15, 2012.

Mrs. Wang, 46 years old, has been with the Company, specifically the Company’s subsidiary, Shanghai Xin Ji Yang, since its inception more than 10 years ago. She started with the Company as a financial manager and later as a senior comptroller since 2011.

On March 23, 2012, the Company also appointed Mr. Wang Wen Yan as the CFO, effective on April 15, 2012. During the interim, Mr. Wang will be preparing the first quarter financial report of the Company as well participating in the day to day operation.

Mr. Wang, 32 years old, was previously the financial controller and CFO of the Company. Mr. Wang had been with the Company since May 2005 and left on March 17, 2011. He worked in a real estate development company for 4 years before joining the Company. He graduated from Shanghai University with a Bachelor’s degree in accounting and has a Master’s degree at the Shanghai University of Finance and Economics.

An 8-K filing in regards to the change in CFO has been filed with the SEC on March 27, 2012.

Real Estate Development Projects

In mid 2011, we established a project company in Wuhan where we have 49% stake. During the fourth quarter of 2011, the project company was in the process of acquiring land and obtaining the appropriate license and certificate for the development project. In the first quarter of 2012, we began its initial construction. The land is approximately 27,950 square meters with an estimated development period of three years.. Proceeds from sales will fund the constructions of subsequent phases and we are currently in the process of applying for bank loans and other forms of funding, however, there are no assurance we will be able to obtain future financings.

In January 2012, we established a Linyi Shang Yang Real Estate Development (“LYSY”) with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. Proceeds from sales will fund the constructions of subsequent phases and we are currently in the process of applying for bank loans and other forms of funding, however, there are no assurance we will be able to obtain future financings.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensure that information required to be disclosed is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. However, in connection with its audit of our financial statements, our independent registered public accounting firm reported no material weaknesses in our internal controls over our ability to produce financial statements free from material misstatements. We determined that there were no material weaknesses in the Company’s internal controls and therefore they were effective as of December 31, 2011.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	52	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	62	Director and Senior Vice President
November 28, 2006	LIN HSIN-HUNG	57	Executive Director
November 23, 2004	CHEN REN	64	Director
November 23, 2004	FU XUAN-JIE	82	Director
November 23, 2004	LI XIAO-GANG	54	Director
August 23, 2005	ZHANG XI	41	Director
March 14, 2011	LIU ZHEN-YU	40	Chief Financial Officer
March 23, 2012	WANG WEN HUA	46	Interim CFO

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 52, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Real Estate Consultation Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 62, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 57, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 64, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 82, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 54, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Xi, Director (Independent)

Zhang Xi, age 41, was appointed an independent director on August 23, 2005, and serves as Chairman of our Audit Committee. He has a Doctorate Degree in Economics, and he is a Senior Economist, a Certified Public Accountant and a Certified Public Appraiser. He is working as a Vice President of Shanghai General Building Material Group Corporation. He has also served in Shanghai Zhonghua Audit Company as the manager of the International Department, Shanghai Zhangjiang Hi-tech Zone Development Company, Ltd. as Vice General Manager and Financial Controller, and Shanghai Zhang Jiang Semiconductor Industry Park Co., Ltd. as General Manager. The Board believes that Mr. Zhang expertise in financial auditing matters and his qualification as a CPA necessary in serving as the Chairman of our Audit Committee and as one of our independent director. Mr. Zhang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Liu Zhen-Yu, CFO

Liu Zhen Yu, the Company’s Chief Financial Officer. Mr. Liu, 40 years old, was appointed as our CFO on March 17, 2011. Prior to joining the Company, Mr. Liu was with Tarsus China Holding where he was the China regional finance manager since 2008. His main duties at Tarsus include supervising the company’s finance and administrative operation in China. Prior to joining Tarsus, Mr. Liu was one of the members in setting up Best Buy in China as the finance manager for the China region. He was responsible for overseeing day-to-day financial matters. Mr. Liu graduated from Tong Ji University in 2009 where he received his MBA. Mr. Liu resigned on March 23, 2012 to pursue other opportunities.

Wang Wen-Hua, Interim CFO

Wang Wen-Hua, the interim Chief Financial Officer was appointed after Mr. Liu departure from the Company. Mrs Wang, 46 years old, has been with the Company, specifically Shanghai Xi Ji Yang since its inception more than 10 years ago. She started with the Company as a financial manager and became senior comptroller in 2011 for the Company. She is very knowledgeable in Company matters from the Group level to the Companys subsidiary level.

Family Relationships

 There are no family relationships among directors, executive officers, or person nominated or chosen to become the directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

•	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

•	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

On October 8, 2005, we adopted a code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person without charge, upon request, a copy of the corporate code of ethics. Any person wishing a copy should write to Alice Wang, Sunrise Real Estate Group, Inc., Floor 25, No. 638, Hengfeng Road, Shanghai, PRC 200070.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2011, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2011, 2010 and 2009 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung	2011	87,465	-	-	-	-	-	4,505	91,970

CEO, President & Chairman	2010	85,293	-	-	-	-	-	4,393	89,686

Executive Officer of subsidiaries	2009	70262	-	-	-	-	-	4,393	74,653

Lin Chao-Chin	2011	73,288	-	-	-	-	-	4,505	77,793

Senior Vice President	2010	71,468	-	-	-	-	-	4,393	75,861

Managing director of subsidiaries	2009	70,262	-	-	-	-	-	4,393	74,653

Liu Zhen Yu, CFO	2011	41,807	-	-	-	-	-	929	42,736

Wang Wen Hua	2011	30,194	-	-	-	-	-	-	-

Interim CFO	2010	26,500	-	-	-	-	-	-	-

	2009	23,798	-	-	-	-	-	-	-

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

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
LIN CHI-JUNG	0	0	0	0	0	0	0
LIN CHAO-CHIN	0	0	0	0	0	0	0
LIN HSIN-HUNG	18,516	0	0	0	0	0	18,516
FU XUAN-JIE	7,715	0	0	0	0	0	7,715
LI XIAO-GANG	7,715	0	0	0	0	0	7,715
CHEN REN	7,715	0	0	0	0	0	7,715
ZHANG XI	7,715	0	0	0	0	0	7,715

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2012, the number and percentage of our 28,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 25th Fl., Bldg A	4,511,400	(1)	15.72%
Common	Lin Hsin-Hung Hengfeng Road, No. 638, 25th Fl., Bldg A	334,750	(2)	1.17%
Common	Lin Chao Chun	4,511,400	(3)	15.72%
All Directors and Officers As a Group		9,357,550		32.61%

Common	Better Time International	3,530,000	(4)	12.4%
Common	Good Speed Service Limited	3,469,572	(5)	12%
Non-Officers and Directors		6,999,572		24.4%

(1) These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficiary owner

(2) These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.

(3) These shares are owned by Robert Lin Investments, Inc., of which Mr. Lin Chao Chun is the sole beneficiary owner.

(4) The beneficiay owner of Better Time International is Wang Chun-Chieh

(5) The beneficiary owner of Good Speed Services Limited is Yuan Chi Lung

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

Amount due to directors

The total amount due to directors for December 31, 2011 was $5,185,842. The amounts due are as follows:

Amount due to Lin Chi-Jung

As of December 31, 2011, the balance includes one advance to and two loan obtained from Lin Chin-Jung.

The advances and reimbursements of $17,854 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of December 31, 2011.

A loan includes a principal of $103,778. The principal is unsecured, bears an interest rate of 9.6% per annum and the terms of repayment is not specifically defined.

A loan includes a principal of $15,863. The loan’s terms of repayment is not specifically defined.

A promissory note of $241,632. This promissory note’s interest rate is 15%, unsecured and the terms of repayment are not specifically defined.

An unsecured promissory note of $4,267,684 bears an interest rate of 15% and the terms of repayment are not specifically defined. This loan is for the investment of Wuhan development project stated in note 9 in addition to any expenses related to the investment.

An unsecured promissory note of $506,214 bears an interest rate of 15% and the terms of repayment are not specifically defined.

Amount due to Lin Chao-Chin

A balance of $27,109 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of December 31, 2011.

Amount due to Lin Hsin Hung

The amount of $5,708 represents the salary payable to Lin Hsin Hung.

Amout due from related company

This amount of $317,415 is from our Sanya real estate agency project deposit.

Amount due to related party

A balance of $87,289 is due to our Suzhou Bing Feng Nian Dai.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang, Chen Ren and Zhang Xi, constitute a majority of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Kenne Ruan, CPA, P.C. for services rendered during the year ended December 31, 2011 are described as follows:

Fees for audit and review services amounted to $100,465 in 2011. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company's Quarterly Reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

Tax fees for serviced provided for the year 2011 was $18,581.

All Other Fees

Kenne Ruan, CPA, P.C. did not bill the Company any additional fees for professional services rendered to the Company during fiscal years ended December 31, 2011.

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

ITEM 15. EXHIBITS

Exhibit
Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC.

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.(Incorporated by reference from Form 8-K) dated Sepember 30, 2011

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Liu Zhen Yu, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Liu Zhen Yu, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: April 14, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung
Lin Chi-Jung	Principal Executive Officer and Director	April 14, 2012

/s/ Wang Wen Hua
Wang Wen Hua	Interim Chief Financial Officer	April 14, 2012

/s/ Lin Chao-Chin
Lin Chao-Chin	Director	April 14, 2012

/s/ Lin Hsin-Hung
Lin Hsin-Hung	Director	April 14, 2012

/s/ Fu Xuan-Jie
Fu Xuan-Jie	Director	April 14, 2012

/s/ Li Xiao-Gang
Li Xiao-Gang	Director	April 14, 2012

/s/ Chen Ren
Chen Ren	Director	April 14, 2012

/s/ Zhang Xi
Zhang Xi	Director	April 14, 2012

