Form 10-Q
period 2012-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2012-05-21
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 17, 2012 - 28,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$3,940,520	$1,377,093
Restricted cash (Note 3)	1,350,428	1,349,014
Accounts receivable	1,199,315	1,139,843
Promissory deposits (Note 4)	3,547,654	3,543,938
Amount due from related company (Note 12)	7,812	317,415
Inventory (Note 5)	1,082,917	-
Other receivables and deposits (Note 6)	9,161,046	863,813

Total current assets	20,289,692	8,591,116

Property, plant and equipment – net (Note 7)	2,396,770	2,405,829
Investment properties (Note 8)	6,763,577	6,920,532
Long-term Investment (Note 9)	3,744,732	4,253,206

Total assets	$33,194,771	$22,170,683

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 10)	$11,121,173	$11,109,524
Promissory notes payable (Note 11)	2,681,661	1,725,039
Accounts payable	465,000	481,741
Amount due to directors (Note 12)	5,493,406	5,185,842
Amount due to related party (Note 12)	87,381	87,289
Other payables and accrued expenses (Note 13)	3,011,692	3,487,632
Other tax payable (Note 14)	21,941	69,402
Income tax payable	24,343	224,319

Total current liabilities	$22,906,597	$22,370,788

Long-term bank loans	-	-
Long-term promissory notes payable	-	-
Deposits received from underwriting sales(Note 15)	2,963,544	2,888,194

Total liabilities	$25,870,141	$25,258,982

Commitments and contingencies (Note 16)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of March 31, 2012 and December 31, 2011	286,919	286,919
Additional paid-in capital	4,581,523	4,570,008
Statutory reserve (Note 17)	782,987	782,987
Accumulated losses	(11,464,028)	(10,208,331)
Non-controlling interests of consolidated subsidiaries	12,661,625	985,704
Accumulated other comprehensive income (Note 18)	475,604	494,414

Total shareholders’ deficit	7,324,630	(3,088,299)
Total liabilities and shareholders’ deficit	$33,194,771	$22,170,683

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net Revenues	$1,719,535	$2,604,624

Cost of Revenues	($1,148,887)	($1,739,341)

Gross Profit	570,648	865,283

Operating Expenses	(284,220)	(338,904)

General and Administrative Expenses	(1,035,876)	(692,190)

Operating Profit/(Loss)	(749,448)	(165,811)

Other Income, Net (Note 19)	1,866,770	-

Interest Income	$3,398	$3,757

Interest Expenses	(491,451)	(198,407)

Profit/(Loss) Before Income Tax and Non-controlling Interest	629,269	(360,461)

Income Tax	(15,675)	(8,328)

Profit/(Loss) Before Non-controlling Interest	613,594	(368,789)

Return on Investment	(572,443)	-

Non-controlling Interest of Consolidated Subsidiaries	(1,098,382)	(123,514)

Net Profit/(Loss)	($1,057,231)	($492,303)

Profit/(Loss) Per Share – Basic and Fully Diluted	($0.04)	($0.02)

Weighted average common shares outstanding – Basic and Fully Diluted	28,691,925	23,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	($1,057,231)	($492,303)
Adjustments to reconcile net profit/(loss) to
net cash used in operating activities
Depreciation of property, plant and equipment	240,581	227,410
Loss on disposal of property, plant and equipment	572,442
Non-controlling interest	1,098,382	123,514
Change in:
Restricted cash
Inventory	(1,081,989)	-
Accounts receivable	(58,226)	(355,320)
Other receivables and deposits	(8,289,216)	(4,252,718)
Amount due from related party	309,670
Accounts payable	(17,231)	(30,368)
Other payables and accrued expenses	(479,186)	4,312,748
Deposit from underwriting sales	(131,201)	(58,977)
Interest payable on promissory notes	75,004	31,748
Interest payable on amount due to director	245,026	(11,259)
Other tax payable	(47,494)	5,686
Income tax payable	(200,039)	(228,757)

Net cash used in operating activities	(8,820,708)	(728,596)

Cash flows from investing activities
Acquisition of property, plant and equipment	(64,041)	(5,936)
Long-term investment	(60,000)
Net cash used in investing activities	(124,041)	(5,936)

Cash flows from financing activities
Funds received from capital increase	10,568,471
Proceeds from promissory note	869,882	-
Repayment to director	-	(13,641)
Advance from director	53,835	-
Net cash (used in)/provided by financing activities	11,492,188	(13,641)

Effect of exchange rate changes on cash and cash equivalents	15,988	(5,852)

Net (decrease)/increase in cash and cash equivalents	2,563,427	(754,025)

Cash and cash equivalents at beginning of period	1,377,093	2,973,997
Cash and cash equivalents at end of period	$3,940,520	$2,219,972

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	215,900	224,783
Interest paid	158,974	192,975

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. In January of 2012, SHXJY invested 24% and established a company in Linyi, named Linyi Shang Yang Real Estate Development Company Limited and acquired approximately 103,385 square meters for the purpose of developing into villa-style residential housings. In an agreement with Zhang Shu Qing, a majority shareholder of 51%, we have her 51% voting power and thus effectively have 75% of voting power.

LIN RAY YANG Enterprise Ltd. (“LRY”) was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH. In 2011 we established Wuhan Yuan Yu Long Real Estate Development Company Limited ("WHYYL") and have a 49% ownership, the purpose of this project company was for a residence development project in Wuhan.

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
100%
Shanghai Xin Ji Yang Real Estate Consultation Company Limited
Shanghai Shang Yang Real Estate Consultation Company Limited
Suzhou Gao Feng Hui Property Management Company Limited
26%
75%
24%
85%
100%
100%
100%
100%
60%
Suzhou Shang Yang Real Estate Consult. Co. Ltd.
Suzhou Xin Ji Yang Real Estate Consul . Co. Ltd.
Linyi Shang Yang Real Estate Dev Co. Ltd.
Beijing Xin Jin Yang Real Estate Consult. Co.Ltd.
Kunshan Shang Yang Real Estate Brokerage Co. Ltd.
Sanya Shang Yang Real Estate Consult. Co. Ltd.
Shanghai Rui Jian Design Co. Ltd.
Shangqiu Shang Yang Real Estate Consult Co. Ltd.
Wuhan GFH Real Estate Consult. Co. Ltd.
49%
Wuhan Yuan Yu Long Real Estate Dev Ltd.

1. Beijing Xin Jin Yang Real Estate Consultation Company Limited is currently in the process of being dissolved in 2012.
2. Kunshan Shang Yang Real Estate Brokerage Company Limited is currently in the process of being dissolved in 2012.

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd. (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes here inafter collectively referred to as “the Company,” “our,” or “us”.

The principal activities of the Company are property development, property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America that include the financial statements of SRRE and its subsidiaries. All inter-company transactions and balances have been eliminated.

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $11,396,762 as of March 31, 2012. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

The exchange rates as of March 31, 2012 and December 31, 2011 are US$1: RMB6.2943 and US$1: RMB6.3009, respectively.

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

NOTE 4- PROMISSORY DEPOSITS

The amount of $1,228,095 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

The balance of $2,319,559 represents the deposit for participating in a land auction in Sandong, the PRC.

NOTE 5 – INVENTORY

The amount of $1,082,917 belongs to Linyi Shang Yang Real Estate Development Company. This amount consists mainly of development, construction and property costs and expenses.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	March 31	December 31
	2012	2011

Advances to staff	$71,335	$65,632
Rental deposits	108,525	99,927
Prepaid rental	201,136
Prepayment for Linyi project	8,499,754	482,219
Other receivables	280,297	216,035
	$9,161,046	$863,813

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT – NET

	March 31,	December 31,
	2012	2011

Furniture and fixtures	$83,017	$77,292
Computer and office equipment	235,016	242,346
Motor vehicles	794,740	789,943
Properties	2,465,276	2,399,866
	3,578,049	3,509,447
Less: Accumulated depreciation	(1,181,280)	(1,103,618)
	$2,396,770	$2,405,829

All above properties as of March 31, 2012 and as of December 31, 2011 were pledged to secure a bank loan in note 10.

NOTE 8 – INVESTMENT PROPERTIES

	March 31,	December 31,
	2012	2011

Investment property	$9,837,602	$9,827,298
Less: Accumulated depreciation	(3,074,025)	(2,906,766)
	$6,763,577	$6,920,532

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes.

All above properties as of March 31, 2012 and as of December 31, 2011 were pledged to secure a bank loan in note 10.

As of March 31, 2012, the four units of the investment properties were leased to a related party of the Company of 19% ownership, 82% of the total area of the one remaining floor was leased out.

NOTE 9 – LONG-TERM INVESTMENT

In mid 2011, we invested in a project company in Wuhan where the initial investment amount was $4,151,375 for a 49% equity stake. The purpose of this project company was for a residence development project in Wuhan. This investment is for our expansion into the real estate development business. We use the equity method of accounting for this long-term investment. The land is approximately 27,950 square meters with an estimated development period of three years, and we began the initial construction of the residence development project in the first quarter of 2012 The company’s total assets was $11,670,027 which consists primarily of inventory in the amount of $10,703,050 and cash and cash equivalent of $845,995, the total liability was $4,462,947 which consists primarily of promissory notes in the amount of $4,448,469 and a loss of $1,169,252 at the first quarter of 2012. As we used the equity accounting method, we decreased this investment by $572,933. The balance of this investment is $3,578,442 as of March 31 2012.

We invested $60,000 for a 40% equity stake to a new real estate agency company in February 2012. We use the equity method of accounting for this long-term investment. The company will not commence its operations until the second quarter of 2012 and therefore there was no profit or loss recorded for the period ended March 31, 2012.

The remaining amount of $106,290 was invested in various real estate agency sales related projects. All of the equity stakes we have in these projects are less than 20%. We used the cost method for accounting purposes for these investments.

NOTE 10 – BANK LOANS

Bank loans included two bank loans, as listed below:

The balance includes a bank loan of $8,738,064, which bears interest at 130% of the three-year prime rate as announced by the People’s Bank of China (the rate for 2012 was 6.65%) and is secured by the properties mentioned in Note 8 above. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

The remaining bank loan of $2,383,109 bears interest at 130% of three-year prime rate as announced by the People’s Bank of China (the rate for 2012 was 6.65%) and is secured by the properties mentioned in Note 7 above. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following five unsecured notes to independent individual third parties.

The first note of $341,250,bears an interest at a rate of 15% per annum, consists of principal of $300,000 and interest of $41,250. This loan’s terms of repayment are not specifically defined.

The second note of $365,410 bears an interest rate of 15% per annum consists of principal of $317,748 and interest of $47,662. This loan’s terms of repayment are not specifically defined.

The third note of $915,709 bears an interest rate of 15% per annum consists of principal of $842,032 and interest of $73,678. This loan’s terms of repayment are not specifically defined.

The fourth note of $824,158 bears an interest rate of 15% per annum consists of principal of $794,370 and interest of $29,789. This loan’s terms of repayment are not specifically defined.

The fifth note of $235,134 bears no interest and the terms of repayment are not specifically defined.

NOTE 12 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for March 31, 2012 was $5,493,406. The amounts due are as follows:

Amount due to Lin Chi-Jung

As of March 31, 2012, the balance includes one amount to and six loans obtained from Lin Chin-Jung.

The amount of $56,498 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of March 31, 2012.

A loan includes a principal of $106,898 is unsecured, consists of a principal of $103,778 and an interest of $3,120. This loan’s term is not specifically defined.

A loan includes a principal of $252,609. This loan’s interest rate is 18%, per annum consists of a principal of $238,311 and an interest of $14,298. This loan’s terms of repayment are not specifically defined.

A loan includes a principal of $4,420,880 bears an interest rate of 15%, per annum consists of a principal of $3,965,874 and an interest of $455,006. This loan’s the terms of repayment are not specifically defined. This loan is for the investment of Wuhan development project stated in note 8 in addition to any expenses related to the investment.

An unsecured loan of $592,536 bears an interest rate of 18% per annum consists of a principal of $476,622 and an interest of $115,914. This loan’s terms of repayment are not specifically defined

An unsecured loan includes a principal of $47,662, which is without interest and the terms of repayment are not specifically defined.

Amount due to Lin Chao-Chin

A balance of $9,264 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of March 31, 2012.

Amount due to Lin Hsin Hung

The amount of $7,059 represents the salary payable to Lin Hsin Hung.

Amout due from related company

This amount of $7,812 is due from WHYYL, our Wuhan project development company.

Amount due to related party

A balance of $87,381 is due to a related party of the Company of 19% ownership.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2012	2011

Accrued staff commission & bonus	$585,055	$772,669
Rental deposits received	527,038	529,308
Accrual for onerous contracts	16,563	-
Other payables	239,393	226,227
Accrued legal fee	87,149	87,149
Customer deposits	873,806	1,190,306
Dividend payable for non-controlling interest	255,093	254,826
Rental deposits	427,595	427,147
	$3,011,692	$3,487,632

NOTE 14– OTHER TAX PAYABLE

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

NOTE 16- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended March 31, 2012 and 2011, the Company incurred lease expenses amounting to $12,932 and $233,050, respectively. As of March 31, 2012, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	March 31,	December 31,
	2012	2011

Within one year	$10,541	$24,770
Two to five years	-	-
Operating lease commitments	$10,541	$24,770

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agreed to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2012, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 88% of total area with these lease commitments.

As of March 31, 2012, the lease commitments are as follows:

	March 31,,	December 31,
	2012	2011

Within one year	$1,168,333	$1,451,207
Two to five years	1,189,042	1,922,302
Over five years	-	-
Operating lease commitments arising from the promotional package	$2,357,375	$3,373,509

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $16,563 as of March 31, 2012 and $0 as of December 31, 2011.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of March 31, 2012, the compensation to terminate all leasing agreements is $1,245,074. According to the sub-leasing agreements that have been signed through March 31, 2012, the rental income from these sub-leasing agreements will be $1,113,476 within one year and $534,884 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of March 31, 2012 and 2011, the only component of accumulated other comprehensive income was translation reserve.

NOTE 19 – OTHER INCOME, NET

The amount $1,866,770 was a subsidy from the government for Linyi’s land purchase and to develop a real estate residential project. This subsidy’s purpose is to promote developers and companies to expand their business in the city of Linyi

NOTE 20 – CONCENTRATION OF CUSTOMERS

During the years ended March 31, 2012 and 2011, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended March 31,		Percentage of Accounts Receivable as at March 31,
	2012	2011	2012	2011
Customer A	*	13%	*	*
Customer B	11%	*	*	*
Customer C	25%	*	*	*

* less than 10%

NOTE 21 – SUBSEQUENT EVENT

None

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

In addition to historical information, this Form 10-Q contains forward-looking statements. Forward-looking statements are based on our current beliefs and expectations, information currently available to us, estimates and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our agency and investment business.

Because we are unable to control or predict many of the factors that will determine our future performance and financial results, including future economic, competitive, and market conditions, our forward-looking statements are not guarantees of future performance. They are subject to risks, uncertainties, and errors in assumptions that could cause our actual results to differ materially from those reflected in our forward-looking statements. We believe that the assumptions underlying our forward-looking statements are reasonable. However, the investor should not place undue reliance on these forward-looking statements. They only reflect our view and expectations as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statement in light of new information, future events, or other occurrences.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd.(WHGFH), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

The principal activities of the Company are property development, property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in Nanchang, Yangzhou, Nanjing, Chongqing, Wuhan, Linyi and Shangqiu

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.Till the end of March 31, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agreed to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2012, 82 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 88% of the total area with these lease commitments.

In mid 2011, we established a project company in Wuhan where we have a 49% stake. The purpose of this project company is for a residence development project in Wuhan. During the fourth quarter of 2011, the project company was in the process of acquiring land and obtaining the appropriate license and certificate for the development project. In the first quarter of 2012, we began its initial construction. The land is approximately 27,950 square meters with an estimated development period of three years.

In January 2012, we established a Linyi Shang Yang Real Estate Development Company Limited(“LYSY”) with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing, and began the initial construction.

We invested $60,000 for 40% equity stake to a new real estate agency company in February 2012. The company will not commence its operations until the second quarter of 2012 and therefore there were no profit or loss recorded for the period ended March 31, 2012.

Due to the lack of business and the continuing losses of the Beijing Xin Jin Yang and Kunshan Shang Yang subsidiaries, we are dissolving these two subsidiaries in 2012.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended March 31, 2012 with comparisons to the historical year ended March 31, 2011.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31,
	2012	% to total	2011	% to total	% change
Agency sales	1,139,990	74	1,855,354	71	(39)
Underwriting sales	0	0	159,666	6	(100)
Property management	409,371	26	589,604	23	(31)
Net revenue	1,549,361	100	2,604,624	100	(41)

The net revenue in the first quarter, 2012 was $1,549,361, which decreased by 41% from $2,604,624 in the first quarter of 2011. In the first quarter of 2012, agency sales represented 74% of net revenue, underwriting sales represented 0% and property management represented 26%. The decrease in net revenue in the first quarter of 2012 was mainly due to the decrease in our agency sales.

Agency sales

Agency sales represented 74% of our net revenue in the first quarter of 2012 and revenue from agency sales decreased by 39% compared with same period in 2011. The primary reason was that:

a) There were 13 agency sales projects contributing to our net revenue in the first quarter of 2012, compared to 17 agency sales projects in the same period in 2011.

b) There were 3 projects that contributed $571,842 in revenue in the first quarter of 2011, but closed during 2011.

Because of our diverse market locations, the risk of market fluctuations has been decreased on our business operations in agency sales in 2012, and we are continually seeking stable growth in our agency sales business in 2012. The macro policies in 2011 and carrying over to 2012 aimed to cool real estate prices and has affected many business in the real estate industry. This effect is evident in our decrease in our agency sales. We are continually seeking stable growth in our agency sales business in 2012. However, there can be no assurance that we will be able to do so.

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

We started selling units in the Sovereign Building in January, 2005. As of March 1 2007, we had sold or acquired all of the units in the building, and we achieved the sales target by selling 47,093 square meters with a total sales price of $75.96 million.

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company negotiated the rental payments with purchasers in the Sovereign Building. As of March 31, 2012, 55% of the buyers agreed upon the lowered rate and 3% of the buyers did not agree to a lowered rate and 42% of the buyers canceled the leasing agreements. Based on the new agreements, a portion of underwriting sales can be realized.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agree to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2012, 82 sub-leasing agreements have been signed and the area covered by these sub-leasing agreements represented 88% of the total area subject to these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2012 and that it can cover the lease commitments in the leasing period as a whole. We expect that these properties will be leased out in 2012 and the gross margin will be improved. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2012	% to total	2011	% to total	% change
Agency sales	720,175	65	1,186,664	68	(39)
Underwriting sales	0	0	23,532	1	(100)
Property management	389,738	35	529,145	31	(26)
Cost of revenue	1,109,913	100	1,739,341	100	(36)

The cost of revenue in the first quarter of 2012 was $1,109,913, a decrease of 36% from $1,739,341 in the same period in 2011. In the first quarter of 2012, agency sales represented 65% of cost of revenue, underwriting sales represented 0% and property management represented 35%. The decrease in cost of revenue in first quarter of 2012 was mainly due to the decrease in our agency sales.

Agency sales

The cost of revenue for agency sales in the first quarter, 2012 was $720,175, a decrease of 39% from $1,186,664 in the same period in 2011. This decrease was mainly due to the decrease in our commissions and consulting fees in the first quarter of 2012, compared to the same period in 2011, the decrease of such expenses was $176,620 and $368,072 respectively.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

The cost of revenue for property management in the first quarter of 2012 was $389,738, decreased by 26% from $529,145 in the same period in 2011. This was mainly due to lower business for the property management as a whole.

An accrual for onerous contracts recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $ 16,563 as of March 31, 2012 and $0 as of December 31, 2011.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2012	% to total	2011	% to total	% change
Agency sales	255,145	90	291,457	86	(12)
Property management	29,075	10	47,447	14	(39)
Property Development	0	0	0	-	-
Operating expenses	284,220	100	338,904	100	(16)

The operating expenses in the first quarter, 2012 were $284,220, a decrease of 16% from $338,904, in the same period in 2011. In the first quarter of 2012, agency sales represented 90% of operating expenses and property management represented 10%. The decrease in operating expenses in the first quarter of 2012 was mainly due to the decrease in our agency sales.

Agency sales

The operating expenses for agency sales in the first quarter of 2012 were $255,145 which decreased by 12% from $291,457 in the same period in 2011. This decrease was mainly due to the decrease in fit-out fee, there was $48,858 of such fee in the first quarter of 2011, and none in 2012.

Property management

The operating expenses for property management in the first quarter, 2012 were $29,075, decreased by 39% from $47,447 in the same period in 2011. This decrease was mainly due to the decrease in sales commission, which decreased $16,483 in the first quarter of 2012 compared to 2011.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2012 were $1,035,876, increased by 50% from $692,190 in the same period in 2011. This increase was mainly due to the increase in staff cost, office expense and fit-out fee of $75,684, $99,106 and $49,102 compared to the same period in 2011, respectively.

Interest Expenses

Interest expenses in the first quarter, 2012 were $491,451 increased by 155% from $192,975 in the same period in 2011. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for March 31, 2012 was $5,493,406. The amounts due are as follows:

Amount due to Lin Chi-Jung

As of March 31, 2012, the balance includes one amount to and six loans obtained from Lin Chin-Jung.

The amount of $56,498 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of March 31, 2012.

A loan includes a principal of $106,898 is unsecured, consists of a principal of $103,778 and an interest of $3,120. This loan’s term is not specifically defined.

A loan includes a principal of $252,609. This loan’s interest rate is 18%, per annum consists of a principal of $238,311 and an interest of $14,298. This loan’s terms of repayment are not specifically defined.

A loan includes a principal of $4,420,880 bears an interest rate of 15%, per annum consists of a principal of $3,965,874 and an interest of $455,006. This loan’s the terms of repayment are not specifically defined. This loan is for the investment of Wuhan development project stated in note 8 in addition to any expenses related to the investment.

An unsecured loan of $592,536 bears an interest rate of 18% per annum consists of a principal of $476,622 and an interest of $115,914. This loan’s terms of repayment are not specifically defined

An unsecured loan includes a principal of $47,662, which is without interest and the terms of repayment are not specifically defined.

Amount due to Lin Chao-Chin

A balance of $9,264 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of March 31, 2012.

Amount due to Lin Hsin Hung

The amount of $7,059 represents the salary payable to Lin Hsin Hung.

Amout due from related company

This amount of $7,812 is due from WHYYL, our Wuhan project development company.

Amount due to related party

A balance of $87,381 is due to a related party of the Company of 19% ownership.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2012, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $3,940,520.

The Company’s operating activities used cash in the amount of $8,820,708, which was primarily attributable to the other receivables and deposits.

The Company’s investing activities used cash resources of $124,041, which was primarily attributable to the acquisition of property, plant and equipment and long-term investments.

The Company’s financing activities obtained cash resources of $11,492,188, which was primarily attributable to funds received from capital increase.

The potential cash needs for 2012 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan and Linyi.

Capital Resources

We currently have two bank loans payable, including an $8,738,064 loan 2,383,109 loan. Both of the loans are due on April 30, 2013 and can be extended automatically for another 3 years, however, the bank does an annual routine loan renewal request with the Company.

Taking into account of our cash position, available credit facilities and cash generated from operating activities, we believe that we have sufficient funds to operate our existing business for the next twelve months. If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity or obtain funds that are with terms satisfactory to management and our board of directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2012.

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

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2012 were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Controls over Financial Reporting

During the most recent quarter ended March 31, 2012, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1*	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: May 18, 2012	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: May 18, 2012	By: /s/ Wang, Wen Yan
Wang, Wen Yan, Chief Financial Officer

