Form 10-Q
period 2012-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2012-08-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Registrant’s telephone number: + 86-21-6167-2800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 17, 2012 - 28,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,648,514	$1,377,093
Restricted cash (Note 3)	1,343,895	1,349,014
Accounts receivable	1,210,969	1,139,843
Promissory deposits (Note 4)	1,222,154	3,543,938
Amount due from related company (Note 12)	22,711	317,415
Inventory (Note 5)	14,377,926	-
Other receivables and deposits (Note 6)	643,117	863,813

Total current assets	21,469,286	8,591,116

Property, plant and equipment – net (Note 7)	2,171,832	2,405,829
Investment properties (Note 8)	6,730,855	6,920,532
Long-term investment (Note 9)	3,660,883	4,253,206

Total assets	$34,032,856	$22,170,683

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 10)	$11,857,894	$11,109,524
Promissory notes payable (Note 11)	2,330,264	1,725,039
Accounts payable	27,097	481,741
Amount due to directors (Note 12)	5,204,991	5,185,842
Amount due to related party (Note 12)	110,531	87,289
Other payables and accrued expenses (Note 13)	2,847,055	3,487,632
Other tax payable (Note 14)	65,926	69,402
Income tax payable	15,599	224,319
Total current liabilities	$22,459,357	$22,370,788

Deposits received from underwriting sales (Note 15)	2,896,808	3,091,616

Total liabilities	$25,356,165	$25,462,404

Commitments and contingencies (Note 16)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of June 30, 2012 and December 31, 2011	286,919	286,919
Additional paid-in capital	4,579,553	4,570,008
Statutory reserve (Note 17)	782,987	782,987
Accumulated losses	(11,903,942)	(10,406,798)
Non-controlling interests of consolidated subsidiaries	14,478,880	985,704
Accumulated other comprehensive income (Note 18)	452,294	489,459
Total shareholders’ equity (deficit)	8,676,691	(3,291,721)
Total liabilities and shareholders’ equity (deficit)	$34,032,856	$22,170,683

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ending June 30,		Six Months Ending June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$1,835,788	$2,120,724	$3,555,323	$4,725,348

Cost of Revenues	$(729,166)	(1,545,481)	(1,878,053)	(3,284,822)

Gross Profit	1,106,662	575,243	1,677,270	1,440,526

Operating Expenses	(326,490)	(322,402)	(610,710)	(661,306)

General and Administrative Expenses	(1,090,673)	(438,869)	(2,126,550)	(1,131,059)

Operating Profit/(Loss)	$(310,542)	$(186,028)	$(1,059,990)	$(351,839)

Loss on Investment	(49,653)	-	(622,096)	-

Interest Income	391	3,668	3,790	7,425

Other Income, Net	$830,701	114	2,697,470	(5,318)

Interest Expenses	(493,155)	(467,822)	(984,606)	(660,797)

Profit/(Loss) Before Income Tax and Non-controlling Interest	(22,258)	(650,068)	34,568	(1,010,529)

Income Tax	(25,805)	(124,302)	(41,480)	(132,630)

Profit/(Loss) Before Non-controlling Interest	(48,063)	(774,370)	(6,912)	(1,143,159)

Non-controlling Interest	(391,850)	(70,511)	(1,490,232)	(194,025)

Net Profit/(Loss)	$(439,913)	$(844,881)	$(1,497,144)	$(1,337,184)

Profit/(Loss) Per Share – Basic and Fully Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.05)

Weighted average common shares outstanding
– Basic and Fully Diluted	28,691,925	26,191,925	28,691,925	26,191,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Six Months Ending June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	$(1,497,144)	$(1,337,184)
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation of property, plant and equipment	316,631	457,545
Loss on disposal of fixed assets	2,202	-
Loss/ (Gain) on disposal of property, plant and equipment	622,096	8,752
Non-Controlling Interest	1,490,232	194,025
Change in:
Accounts receivable	(75,649)	(511,806)
Promissory deposits	2,314,374	504,386
Other receivables and deposits	217,987	(17,043)
Inventory	(14,415,532)	-
Amount due from related party	294,268	-
Accounts payable	(454,001)	(10,602)
Other payables and accrued expenses	(628,984)	654,588
Deposit from underwriting sales	(183,556)	(200,481)
Interest payable on promissory notes	214,677	7,500
Interest payable on amount due to director	224,840	277,086
Other tax payable	(3,222)	13,188
Income tax payable	(208,412)	(127,147)
Net cash provided by/(used in) operating activities	(11,769,193)	(87,193)

Cash flows from investing activities
Acquisition of property, plant and equipment	(41,684)	(7,203)
Acquisition of investment	(60,000)	-
Proceeds from disposal of plant and equipments	-	4,078
Provide funds for investee	-	(3,993,956)
Net cash provided by/(used in) investing activities	(101,684)	(3,997,081)

Cash flows from financing activities
Funds received from capital increase	12,083,096	500,0000
Bank loans obtained	792,594	-
Repayment to director	(189,186)	(43,849)
Proceeds from promissory note	418,477	2,000,730
Net cash provided by/ (used in) financing activities	13,104,981	2,456,881

Effect of exchange rate changes on cash and cash equivalents	37,317	83,471

Net decrease in cash and cash equivalents	1,271,421	(1,543,922)
Cash and cash equivalents at beginning of period	1,377,093	2,973,997
Cash and cash equivalents at end of period	$2,648,514	$1,430,075

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	214,856	230,390
Interest paid	158,205	427,986

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in US Dollars)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”) was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited, a corporation, (“Ace Develop”), of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 14, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. In January 2012, SHXJY obtained a 24% interest and established a company in Linyi, named Linyi Shang Yang Real Estate Development Company Limited and acquired approximately 103,385 square meters for the purpose of developing villa-style residential housings. In an agreement with Zhang Shu Qing, a majority shareholder with 51%, we have her 51% voting power and thus effectively have 75% of the voting power.

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $11,903,942 as of June 30, 2012. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

The exchange rates as of June 30, 2012 and December 31, 2011 are US$1: RMB6.3249 and US$1: RMB6.3009, respectively.

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

NOTE 4 – PROMISSORY DEPOSITS

The amount of $1,222,154 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 5 – INVENTORY

The amount of $14,377,926 belongs to Linyi Shang Yang Real Estate Development Company. Ltd.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	June 30	December 31
	2012	2011

Advances to staff	$70,806	$65,632
Rental deposits	70,246	99,927
Property Management	1,613	-
Prepayment	255,536	482,219
Other receivables	244,916	216,035
	$643,117	$863,813

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT – NET

	June 30,	December 31,
	2012	2011

Furniture and fixtures	$63,097	$77,292
Computer and office equipment	236,876	242,346
Motor vehicles	820,619	789,943
Properties	2,453,349	2,399,866
	3,573,941	3,509,447
Less: Accumulated depreciation	(1,402,109)	(1,103,618)
	$2,171,832	$2,405,829

All above properties as of June 30, 2012 and as of December 31, 2011 were pledged to secure a bank loan in note 10.

NOTE 8 – INVESTMENT PROPERTIES

	June 30,	December 31,
	2012	2011

Investment property	$9,790,008	$9,827,298
Less: Accumulated depreciation	(3,059,153)	(2,906,766)
	$6,730,855	$6,920,532

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes.

All above properties as of June 30, 2012 and as of December 31, 2011 were pledged to secure a bank loan in note 10.

As of June 30, 2012, the four units of the investment properties were leased to a related party of the Company of 13% ownership, 87% of the total area of the one remaining floor was leased out.

NOTE: 9 – LONG-TERM INVESTMENT

In mid 2011, we invested in a project company in Wuhan where the initial investment amount was $4,151,375 for a 49% equity stake. The purpose of this project company was for a residence development project in Wuhan. This investment was for our expansion to the real estate development business. We use the equity method of accounting for this long-term investment. The land is approximately 27,950 square meters with an estimated development period of three years, and we began its initial construction in the first quarter of 2012. The project company’s total assets was $13,836,838, liability was $6,670,606 and has had losses of $1,268,833 in 2012. In accordance to the equity method, we decreased this investment by $621,728. The balance of this investment is $3,529,647 at June 30 2012.

We invested $60,000 for a 40% equity stake in a new real estate agency company at Feburary 2012. We used the equity method of accounting for this long-term investment. The company will begin its operations until the third quarter of 2012 and therefore there were no profit or loss recorded for the period ended June 30, 2012.

The remaining amount of $71,236 was invested in various real estate agency sales related projects. All of the equity stakes we have in these projects are less than 20%. We used the cost method for accounting purposes for these investments.

NOTE 10 – BANK LOANS

The balance includes a bank loan of $11,857,894 which bears interest at 130% of three-year prime rate as announced by the People’s Bank of China (the rate for 2012 was 6.15%) and is secured by the properties mentioned in Note 8 above. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following four unsecured notes to independent individual third parties.

The first note of $303,750 bears an interest at a rate of 15% per annum, consists of a principal of $300,000 and an interest of $3,750. This loan’s terms of repayment are not specifically defined.

The second note of $942,703 bears an interest rate of 15% per annum consists of a principal of $837,958 and an interest of $104,745. This loan’s terms of repayment are not specifically defined.

The third note of $849,815 bears an interest rate of 15% per annum consists of a principal of $790,526 and an interest of $59,289. This loan’s terms of repayment are not specifically defined.

The fourth note of $233,996 bears no interest and the terms of repayment are not specifically defined.

NOTE 12 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for June 30, 2012 was $5,204,991. The amounts due are as follows:

Amount due to Lin Chi-Jung

As of June 30, 2012, the balance includes one amount due to and six loans obtained from Lin Chin-Jung.

The amount of $38,438 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of June 30, 2012.

A loan includes an unsecured amount of $110,018 and consists of a principal of $103,778 and interest of $6,240. This loan’s terms of repayment are not specifically defined.

A loan includes an amount of $265,616. This loan’s interest rate is 18%, per annum consists of a principal of $237,158 and interest of $28,458. This loan’s terms of repayment are not specifically defined.

A loan includes an amount of $4,168,261 bears an interest rate of 15%, per annum consists of a principal of $3,709,529 and an interest of $458,732. This loan’s the terms of repayment are not specifically defined. This loan is for the investment of Wuhan development project stated in note 9 in addition to any expenses related to the investment.

An unsecured loan of $546,982 bears an interest rate of 18% per annum consists of a principal of $474,317 and an interest of $72,665. This loan’s terms of repayment are not specifically defined

An unsecured loan includes a principal of $47,432, which is without interest and the terms of repayment are not specifically defined.

Amount due to Lin Chao-Chin

A balance of $19,218 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of June 30, 2012.

Amount due to Lin Hsin Hung

The amount of $9,026 represents the salary payable to Lin Hsin Hung.

Amount due to related party

A balance of $110,531 is due to a related party of the Company of 19% ownership.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2012	2011

Accrued staff commission & bonus	$559,073	$772,669
Rental deposits received	499,878	529,308
Accrual for onerous contracts	12,453	-
Other payables	634,285	226,227
Accrued legal fee	87,149	87,149
Customer deposits	306,933	1,190,306
Dividend payable for Non-controlling interest	305,275	254,826
Rents received in advance	442,009	427,147
	$2,847,055	$3,487,632

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

NOTE 16- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended June 30, 2012 and 2011, the Company incurred lease expenses amounting to $23,360 and $233,050, respectively. As of June 30, 2012, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	June 30	December 31,
	2012	2011

Within one year	$1,525	$24,770
Two to five years	-	-
Operating lease commitments	$1,525	$24,770

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agreed to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2012, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 87% of the total area with these lease commitments.

As of June 30, 2012, the lease commitments are as follows:

	June 30,	December 31,
	2012	2011

Within one year	$884,533	$1,451,207
Two to five years	272,371	1,922,302
Over five years	-	-
Operating lease commitments arising from the promotional package	$1,156,904	$3,373,509

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $ 12,453 as of June 30, 2012 and $0 as of December 31, 2011.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2012, the compensation to terminate all leasing agreements is $316,401 According to the sub-leasing agreements that have been signed through June 30, 2012, the rental income from these sub-leasing agreements will be $884,533 within one year and $272,371 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of June 30, 2012 and 2011, the only component of accumulated other comprehensive income was translation reserve.

NOTE 19 – CONCENTRATION OF CUSTOMERS

During the years ended June 30, 2012 and 2011, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue as of June 30,		Percentage of Accounts Receivable as of June 30
	2012	2011	2012	2011
Customer A	*	13%	*	*
Customer B	24%	*	*	*
Customer C	14%	*	*	*
Customer D	10%	*	*	*

* less than 10%

NOTE 20 – SUBSEQUENT EVENT

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

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing, ChongQing, Putian and ShangQiu

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agreed to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2012, 82 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 87% of the total area with these lease commitments

In mid 2011, we established a project company in Wuhan where we have a 49% stake. The purpose of this project company is for a residence development project in Wuhan. During the fourth quarter of 2011, the project company was in the process of acquiring land and obtaining the appropriate license and certificate for the development project. In the first quarter of 2012, we began its initial construction. The land is approximately 27,950 square meters with an estimated development period of three years.

In January 2012, we established a Linyi Shang Yang Real Estate Development Company Limited (“LYSY”) with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing, and began the initial construction. We have planned on completing the phase 1 construction by end of 2012, however, there are no assurance we can make this schedule.

We invested $60,000 for 40% equity stake to a new real estate agency company in February 2012. The company will not commence its operations until the third quarter of 2012 and therefore there were no profit or loss recorded for the period ended June 30, 2012.

Due to the lack of business and the continuing losses of the Beijing Xin Jin Yang and Kunshan Shang Yang subsidiaries, we have dissolved the Kunshan Shang Yang subsidiary and the Beijing Xin Jin Yang subsidiary is still in the dissolution process.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended June 30, 2012, with comparisons to the historical three and six months ended June 30, 2012.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	% to total	2011	% to total	% change	2012	% to total	2011	% to total	% change

Agency Sales	1,067,704	58	1,334,564	63	(20)	2,377,868	67	3,189,918	68	(25)

Underwriting Sales	238,081	13	101,990	5	133	238,081	7	261,656	5	(9)

Property Management	530,003	29	684,170	32	(23)	939,374	26	1,273,774	27	(26)

Development	0	0	0	0	0	0	0	0	0	0

Net revenue	1,835,788	100	2,120,724	100	(13)	3,555,323	100	4,725,348	100	(25)

The total net revenue in the second quarter of 2012 was $1,835,788, which decreased 13% from $2,120,724 in the second quarter of 2011. The total net revenue of the first two quarters of 2012 was $3,555,323, which decreased 25% from $4,725,348 of the first two quarters of 2011. In the second quarter of 2012, agency sales represented 58% of the total net revenue, underwriting sales represented 13% and property management represented 29%. In the first two quarters of 2012, agency sales represented 68% of the total net revenue, underwriting sales represented 5% and property management represented 27%. The decrease in net revenue in the second quarter and first two quarters of 2012 was due to the decrease in our agency sales and underwriting sales.

Agency sales

In the second quarter and first two quarters of 2012, 58% and 67%, respectively, of our net revenue was attributable to agency sales. As compared with same period in 2011, net revenue of agency sales in the second quarter and first two quarters of 2011 decreased 20% and 25% respectively. The primary reason was there were fewer projects that contributed to our agency sales revenue.

Because of our diverse market locations, the risk of market fluctuations has been minimized on our business operations in agency sales in 2012, and we are seeking stable growth in our agency sales business in 2012. However, there can be no assurance that we will be able to do so.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. In early 2009, the Company negotiated the rental payments with purchasers in the Sovereign Building. As of June 30, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agree to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. Based on the new agreements, a portion of underwriting sales can be realized.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of June 30, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agree to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of June 30, 2012, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 87% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2012 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Development

There was no revenue from the development business during the three months ended June 30, 2012. .

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	% to total	2011	% to total	% change	2012	% to total	2011	% to total	% change

Agency Sales	424,612	60	681,047	44	(14)	1,183,761	63	1,867,711	57	(37)

Underwriting Sales	54,525	7	37,644	2	(100)	54,525	3	61,176	2	(11)

Property Management	250,029	33	826,790	54	(72)	639,767	34	1,355,935	41	(53)

Development	0	0	0	0	0	0	0	0	0	0

Cost of revenue	729,166	100	1,545,481	100	(47)	1,878,053	100	3,284,822	100	(43)

The cost of revenue of the second quarter of 2012 was $729,166, which decreased 47% from $1,545,481 during the second quarter of 2011. The total cost of revenue of the first two quarters of 2012 was $1,878,053, which decreased 43% from $3,284,822 during the first two quarters of 2011. In the second quarter of 2012, agency sales represented 60% of the total cost of revenue, underwriting sales represented 7%, and property management represented 33%. In the first two quarters of 2012, agency sales represented 63% of the total cost of revenue, underwriting sales represented 3%, and property management represented 34%. The decrease in cost of revenue in the second quarter and first two quarters of 2011 was mainly due to the decrease in the cost of revenue for our agency sales and property management.

Agency sales

As compared with same period in 2011, cost of revenue of agency sales in the second quarter and first two quarters of 2012 decreased 14% and 37% respectively. This decreased in cost was mainly due to the decrease in our commissions and consulting costs.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

The cost of revenue of the second quarter of 2012 was $229,037, which decreased 72% from $826,790 during the second quarter of 2011. The cost of revenue of the first two quarters of 2012 was $639,768, which decreased 53% from $1,355,935 during the first two quarters of 2011.

In connection with our leasing guarantees to third party buyers in the Sovereign Building, an accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $ 12,453 as of June 30, 2012 and $0 as of December 31, 2011.

Development

There was no cost of revenue from the development business.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2012	% to total	2011	% to total	% change	2012	% to total	2011	% to total	% change

Agency sales	300,454	92	300,662	93	0	555,599	91	592,119	90	(6)

Property Management	25,656	8	21,740	7	18	54,731	9	69,187	10	(21)

Development	380	0	0	0	N/A	380	0	0	0	N/A

Operating expenses	326,490	100	322,402	100	1%	610,710	100	661,306	100	(8)

The operating expenses of the second quarter of 2012 were $326,490, which increased 1% from $322,402 of the second quarter of 2011. The total operating expenses of the first two quarters of 2012 were $610,710, which decreased 8% from $661,306 in the first two quarters of 2011. In the second quarter of 2012, agency sales represented 92% of the total operating expenses and property management represented 8%. In the first two quarters of 2012, agency sales represented 91% of the total operating expenses and property management represented 9%. Operating expense for development was less than 1% of the total operating expense.

Agency sales

Compared to the second quarter of 2011, the operating expenses for agency sales in the second quarter of 2012 remained relatively unchanged while decreased by 6% for the first two quarters of 2012.

Property management

Compared to the second quarter of 2011, the operating expenses for property management in the second quarter of 2012 increased by 18% in the amount of $3,916.

Development

The increase in operating expense for development of $380 was for miscellaneous expenditures.

General and Administrative Expenses

General and administrative expense increased in the second quarter and first two quarters by 148% and 88% in 2012 respectively as compared to the same periods in 2011. The main reason for the increased in the first two quarters in 2012 was the increase in salary and consulting expense.

Interest Expenses

When compared to 2011, the interest expenses in the second quarter and first two quarters of 2012 increased 5% and 49% respectively. The interest expenses relate to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In 2012, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

As of June 30, 2012, we had a cash position of $2,648,514.

The Company's operating activities during the six months ended June 30, 2012 used cash in the amount of $11,769,193 which was primarily attributable to the inventory amount.

The Company's investing activities during the six months ended June 30, 2012 used cash in the amount of $101,684, which was primarily attributable to acquisition of investments.

The Company's financing activities during the six months ended June 30, 2011 provided cash in the amount of $13,104,981, which was primarily attributable to funds received from capital increase.

The potential cash needs for the rest of 2012 are expected to be for the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

We have accumulated losses of $11,903,942 for the year ended June 30, 2012. Our net working capital deficiency and significant accumulated losses raise substantial doubt about our ability to continue as a going concern. However, management believes that we are able to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and property management operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2012, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the most recent quarter ended June 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings of a material nature.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

31.1	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1	Section 1350 Certification by the Corporation's Chief Executive Officer and Chief Financial Officer.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: August 20, 2012	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 20, 2012	By: /s/ Wang Wen Yan
Wang Wen Yan, Chief Financial Officer

