Form 10-Q/A
period 2012-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2012-08-30
CIK 1083490

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2011 - 26,191,925 shares of Common Stock

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits required by Item 601(b)(101) of Registration S-K. No other changes have been made to the 10-Q filed on August 20, 2012.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1 and 32.2	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: August 29, 2012	By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 29, 2012	By:	/s/ Wang Wen Yan
Wang Wen Yan, Chief Financial Officer