Form 10-K/A
period 2011-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2012-11-01
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

The aggregate market value of the common stock held by non-affiliates 12,334,803 shares was approximately $1,356,828, based on the average closing bid and ask price of $0.11 for the Common Stock on June 30, 2011.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 22, 2012 was 28,691,925 shares.

1

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) is to amend and restate the consolidated financial statements for the year ended December 31, 2011 contained in the previously filed Annual Report on Form 10-K of Sunrise Real Estate Group, Inc. (the “Company” or “us”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the “Form 10-K”), to make the necessary accounting corrections resulting from a miscalculation in our underwriting sales revenue and cost of sales under the Statement of Financial Accounting Standards No. 66 (“SFAS 66”). This Amendment No. 1 restates the following items:

- Part I, Item 1- Financial Statements;

- Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations;and

- Part III, Item 15 - Exhibits.

As a result of these adjustments, net revenue for the year ended December 31, 2011 decreased by $305,495, cost of revenue for the year ended December 31, 2011 increased by $107,028 and net loss for the year ended December 31, 2011 increased by $198,467.

There are no other changes to the Form 10-K other than those set forth in this amendment. This amendment does not reflect events occurring after the filing of the Form 10-K, other than the amendments noted above, the filing of consents of our independent registered public accounting firm, and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 200, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-K as set forth in this amendment. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.

1

SUNRISE REAL ESTATE GROUP, INC.

FORM 10-K/A

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

Revenue

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2011	% to total	2010	% to total	% change
Agency sales	5,955,431	66	9,243,762	72	(36)
Underwriting sales	640,778	7	1,270,999	10	(50)
Property management	2,376,327	27	2,306,496	18	3
Net revenue	8,972,536	100	12,821,257	100	(30)

The net revenues for 2011 were $8,972,536 which decreased 30% from $12,821,257 of 2010. In 2011, agency sales represented 66% of the total net revenues, underwriting sales represented 7% and property management represented 27%. The decrease in 2011 was mainly due to the decrease in our agency sales and underwriting sales revenue.

Agency sales

In 2011, 66% of our net revenue was derived from agency sales, which were from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2010, net revenue of agency sales in 2011 decreased by 36%.

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

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years ended December 31,
	2011	% to total	2010	% to total	% change
Agency sales	3,505,959	56	4,187,898	59	(16)
Underwriting sales	114,212	2	297,159	4	(62)
Property management	2,611,091	42	2,579,095	37	1
Cost of revenue	6,231,262	100	7,064,152	100	(12)

The cost of revenues for 2011 was $6,231,262; this was a decrease of 12% from $7,064,152 in 2010. In 2011, agency sales represented 56% of total cost of revenues, underwriting sales represented 2% and property management represented 42%. The decrease in cost of revenues in 2011 was mainly due to the decrease in our agency sales revenue and thereby salary and operating expenses...

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

Amount due from related company

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

The Company’s operating activities used cash in the amount of $4,875,740, which was primarily attributable to the increase in promissory deposits of $2,291,661.

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

27

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

As described in Note 23 to the financial statements, the Company has restated the 2011 financial statements for the correction of errors.

/s/Kenne Ruan, CPA, P.C.

Woodbridge. CT, USA, March 31, 2012 (Except for Note 23 which is as of October 11. 2012)

Sunrise Real Estate Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	December 31,	December 31,
	2011	2010
	(Audited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,377,093	$2,973,997
Restricted cash (Note 4)	1,349,014	1,283,464
Accounts receivable	1,139,843	258,338
Promissory deposits (Note 5)	3,543,938	1,136,999
Amount due from related company (Note 12)	317,415	-
Other receivables and deposits (Note 6)	863,813	378,751

Total current assets	8,591,116	6,031,549

Property, plant and equipment – net (Note 7)	2,405,829	2,571,516
Investment properties (Note 8)	6,920,532	7,208,534
Long-term investment (Note 9)	4,253,206	1,509,958

Total assets	$22,170,683	$17,321,557

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 10)	11,109,524	8,304,770
Promissory notes payable (Note 11)	1,725,039	903,983
Accounts payable	481,741	86,928
Amount due to directors (Note 12)	5,185,842	189,837
Amount due to related party (Note 12)	87,289	98,123
Other payables and accrued expenses (Note 13)	3,487,632	3,092,565
Other tax payable (Note 14)	69,402	266,714
Income tax payable (Note 15)	224,319	1,318,366

Total current liabilities	$22,370,788	$14,261,286

Long-term bank loans	-	2,264,937
Deposits received from underwriting sales (Note 17)	3,091,616	3,454,879

Total liabilities	25,462,404	19,981,102

Commitments and contingencies (Note 16)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of December 31, 2011 and 23,691,925 shares issued and outstanding as of December 31, 2010	286,919	236,919
Additional paid-in capital	4,570,008	3,620,008
Statutory reserve (Note 18)	782,987	782,987
Accumulated losses	(10,406,798)	(8,989,976)
Non-controlling interests of consolidated subsidiaries	985,704	1,158,188
Accumulated other comprehensive income (Note 19)	489,459	532,329

Total shareholders’ deficit	(3,291,721)	(2,659,545)

Total liabilities and shareholders’ deficit	$22,170,683	$17,321,557

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Operations

(Expressed in US Dollars)

	Years Ended December 31,
	2011	2010
	(Audited)	(Audited)

Net Revenues	$8,972,536	$12,821,257

Cost of Revenues	(6,231,262)	(7,064,152)

Gross Profit	2,741,274	5,757,105

Operating Expenses	(1,042,241)	(1,380,081)

General and Administrative Expenses	(2,524,221)	(2,600,936)

Operating Profit/(Loss)	(825,188)	1,776,088

Other Income, Net (Note 20)	1,198,935	53,560

Interest Income	13,775	9,964

Interest Expenses	(1,514,782)	(613,155)

Profit/(Loss) Before Income Tax and Non-controlling Interest	(1,127,260)	1,226,457

Income Tax (Note 15)	(26,889)	(664,187)

Profit/(Loss) Before Non-controlling Interest	(1,154,149)	562,270

Non-controlling Interest of Consolidated Subsidiaries	(262,673)	(587,757)

Net Profit/(Loss)	$(1,416,822)	$(25,487)

Profit/(Loss) Per Share – Basic and Fully Diluted	$(0.05)	$0.00

Weighted average common shares outstanding – Basic and Fully Diluted	26,191,925	23,691,925

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Stockholders’ Deficit

(Expressed in US Dollars)

	Common Stock
	Number of shares issued	Amount	Additional paid-in capital	Statutory reserve	Non-controlling Interest	Accumulated other comprehensive income	Accumulated Losses	Total stockholders’ equity/ (deficit)

Balance, December 31, 2009	23,691,925	$236,919	$3,620,008	$759,855	$637,802	$579,286	$(8,941,357)	$(3,107,487)

Issuance of stock dividend	-	-	-		-	-	-	-

Profit for the year	-	-	-		$587,757	-	$(25,487)	$562,270

Profit return to non-controlling interest in subsidiary	-	-	-		$(148,074)			$(148,074)

Transfer between reserves	-	-	-	$23,132	-	-	$(23,132)	-

Translation of foreign operations	-	-	-		80,703	$(46,957)	-	$33,746

Balance, December 31, 2010	23,691,925	$236,919	$3,620,008	$782,987	$1,158,188	$532,329	$(8,989,976)	$(2,659,545)

Loss for the year	-	-	-		$262,673	-	$(1,218,355)	$(955,682)

Capital increase	5,000,000	$50,000	$950,000		$19,045			$1,019,045

Transfer between reserves	-	-	-					-

Profit return to non-controlling interest in subsidiary	-	-	-		$(454,202)	-		$(454,202)

Translation of foreign operations	-	-	-		-	$37,915)	-	$(37,915)

Balance, December 31, 2011	28,691,925	$286,919	$4,570,008	$782,987	$985,704	$489,459	$(10,406,79)	$(3,291,721)

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Years Ended December 31,
	2011	2010
	(Audited)	(Audited)
Cash flows from operating activities
Net profit/(loss)	$(1,416,822)	$(25,487)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation of property, plant and equipment	926,330	866,221
Loss /(Gain) on disposal of property, plant and equipment	21,052	-
Non-controlling interest	262,673	587,757
Change in:
Restricted Cash	-	(1,255,261)
Accounts receivable	(847,162)	404,122
Promissory deposits	(2,291,661)	(373,626)
Other receivables and deposits	(454,375)	(191,945)
Amount due from related party (net)	(309,684)	(33,101)
Accounts payable	380,865	(233,693)
Other payables and accrued expenses	(17,271)	722,129
Deposit from underwriting sales	(526,565)	(973,840)
Interest payable on promissory notes	120,873	107,010
Interest payable on amount due to director	630,353	15,270
Amount due to related party	(15,459)	-
Other tax payable	(205,796)	(126,655)
Income tax payable	(1,133,091)	333,008
Net cash provided by/(used in) operating activities	(4,875,740)	(178,091)

Cash flows from investing activities
Acquisition of plant and equipment	(25,655)	(484,739)
Proceeds from disposal of plant and equipment	4,599	-
Equity investment	(2,601,924)	(1,476,778)
Profit return to non-controlling interest in subsidiary	-	(149,387)
Payment for investment properties	-	-
Net cash provide by/(used in) investing activities	(2,622,980)	(2,110,904)

Cash flows from financing activities
Funds received from capital increase	1,019,045	-
Bank loans repayment	-	(206,749)
Bank loan obtained	-	2,215,167
Repayment of promissory note	-	(206,374)
Proceeds from promissory note	1,206,218	-
Profit return to non-controlling interest in subsidiary	(227,618)	-
Repayment to director	(52,509)	(102,020)
Advances from director	3,895,300	-
Net cash provided by financing activities	5,840,436	1,700,024

Effect of exchange rate changes on cash and cash equivalents	61,380	118,368
Net increase/(decrease) in cash and cash equivalents	(1,596,904)	(470,603)
Cash and cash equivalents at beginning of year	2,973,997	3,444,600
Cash and cash equivalents at end of year	$1,377,093	$2,973,997

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	268,362	333,008
Interest paid	845,293	670,249

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $10,406,798 as of December 31, 2011. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

NOTE 23 – RESTATEMENT

The Company discovered errors to previously issued financial statements for the fiscal year ended December 31, 2011. The error was a miscalculation in our underwriting sales revenue and cost of sales under the Statement of Financial Accounting Standards No. 66 (“SFAS 66”).

The adjustment relates to the overstated of our net revenue by $305,495 and the cost of revenue by $107,028. As a result, our net revenue, cost of revenue and net losses was restated to $8,972,536, $6,231,262 and $1,416,822 respectively.

The adjustment also affected our balance sheet and cash flow of operation as summarized below.

The following summarizes the above restatements.

		Previously Reported	Adjustment	As Restated
Balance Sheets	Deposits received from underwriting sales	2,888,194	203,422	3,091,616
	Total liabilities	25,258,982	203,422	25,462,404

	Accumulated losses	(10,208,331)	(198,467)	(10,406,798)
	Accumulated other comprehensive income	494,414	(4,955)	489,459
	Total shareholders’ deficit	(3,088,299)	(203,422)	(3,291,721)

Statements of Operations	Net Revenues	9,278,031	(305,495)	8,972,536
	Cost of Revenues	(6,338,290)	107,028	(6,231,262)
	Gross Profit	2,939,741	(198,467)	2,741,274
	Net Loss	(1,218,355)	(198,467)	(1,416,822)

Cash Flows	Net Loss	(1,218,355)	(198,467)	(1,416,822)
	Deposit from underwriting sales	(725,033)	198,468	(526,565)
	Net cash used in operating activities	(4,875,741)	1	(4,875,740)
	Effect of exchange rate changes on cash and cash equivalents	61,380	1	61,381

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. There was an error in our internal control procedure in identifying a miscalculation of our underwriting sales revenue and cost. This miscalculation resulted in the errors of parts of our financial statement as explained in the Explanatory Notes section on page 1. The Company has instituted additional review of any initial mistakes to ensure they are corrected and has instituted more cross referencing on work sheets and draft financial statements to double check calculations made in these work sheets and draft financial statements. These policies are being supervised by Wang Wen Yan, who became our new Chief Financial Officer on April 15, 2012. We believe that there are now no material weaknesses in our internal controls and disclosure controls and procedures are now effective.

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

ITEM 15. EXHIBITS

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filled on August 17, 2012).

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.(Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Liu Zhen Yu, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Liu Zhen Yu, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: November 1, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	November 1, 2012
Lin Chi-Jung	and Director

/s/ Wang Wen Yen	Interim Chief Financial Officer	November 1, 2012
Wang Wen Yen

/s/ Lin Chao-Chin	Director	November 1, 2012
Lin Chao-Chin

/s/ Lin Hsin-Hung	Director	November 1, 2012
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	November 1, 2012
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	November 1, 2012
Li Xiao-Gang

/s/ Chen Ren	Director	November 1, 2012
Chen Ren

/s/ Zhang Xi	Director	November 1, 2012
Zhang Xi

