Form 10-Q/A
period 2012-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2012-11-23
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No.1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 17, 2012 - 28,691,925 shares of Common Stock

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A is to amend and restate the consolidated financial statements for the three months ended March 31, 2012 contained in the previously filed Quarterly Report on Form 10-Q of Sunrise Real Estate Group, Inc. (the “Company” or “us”) for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), to make the necessary accounting corrections resulting from a miscalculation in our underwriting sales revenue and cost of sales for the year ended December 31, 2011 under the Statement of Financial Accounting Standards No. 66 (“SFAS 66”). This amendment restates the following items:

- Part I, Item 1- Financial Statements;

- Part II Item 6 - Exhibits.

The only changes to the 10Q are with respect to the financial results for the period ended December 31, 2011. There are no other changes to the Form 10-Q other than those set forth in this amendment. This amendment does not reflect events occurring after the filing of the Form 10-Q, other than the amendments noted above and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-Q as set forth in this amendment. Among other things, forward-looking statements made in the Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-Q, and such forward-looking statements should be read in their historical context.

2

FORM 10-Q/A

For the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$3,940,520	$1,377,093
Restricted cash (Note 3)	1,350,428	1,349,014
Accounts receivable	1,199,315	1,139,843
Promissory deposits (Note 4)	3,547,654	3,543,938
Amount due from related company (Note 12)	7,812	317,415
Inventory (Note 5)	1,082,917	-
Other receivables and deposits (Note 6)	9,161,046	863,813

Total current assets	20,289,692	8,591,116

Property, plant and equipment – net (Note 7)	2,396,770	2,405,829
Investment properties (Note 8)	6,763,577	6,920,532
Long-term Investment (Note 9)	3,744,732	4,253,206

Total assets	$33,194,771	$22,170,683

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 10)	$11,121,173	$11,109,524
Promissory notes payable (Note 11)	2,681,661	1,725,039
Accounts payable	465,000	481,741
Amount due to directors (Note 12)	5,493,406	5,185,842
Amount due to related party (Note 12)	87,381	87,289
Other payables and accrued expenses (Note 13)	3,011,692	3,487,632
Other tax payable (Note 14)	21,941	69,402
Income tax payable	24,343	224,319

Total current liabilities	$22,906,597	$22,370,788

Long-term bank loans	-	-
Long-term promissory notes payable	-	-
Deposits received from underwriting sales(Note 15)	2,963,544	3,091,616

Total liabilities	$25,870,141	$25,462,404

Commitments and contingencies (Note 16)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of March 31, 2012 and December 31, 2011	286,919	286,919
Additional paid-in capital	4,581,523	4,570,008
Statutory reserve (Note 17)	782,987	782,987
Accumulated losses	(11,464,028)	(10,406,798)
Non-controlling interests of consolidated subsidiaries	12,661,625	985,704
Accumulated other comprehensive income (Note 18)	475,604	489,459

Total shareholders’ deficit	7,324,630	(3,291,721)
Total liabilities and shareholders’ deficit	$33,194,771	$22,170,683

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

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	March 31	December 31
	2012	2011

Advances to staff	$71,335	$65,632
Rental deposits	108,525	99,927
Prepaid rental	201,136	-
Prepayment for Linyi project	8,499,754	482,219
Other receivables	280,297	216,035
	$9,161,046	$863,813

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT – NET

	March 31,	December 31,
	2012	2011

Furniture and fixtures	$83,017	$77,292
Computer and office equipment	235,016	242,346
Motor vehicles	794,740	789,943
Properties	2,465,276	2,399,866
	3,578,049	3,509,447
Less: Accumulated depreciation	(1,181,280)	(1,103,618)
	$2,396,770	$2,405,829

All above properties as of March 31, 2012 and as of December 31, 2011 were pledged to secure a bank loan in note 10.

NOTE 8 – INVESTMENT PROPERTIES

	March 31,	December 31,
	2012	2011

Investment property	$9,837,602	$9,827,298
Less: Accumulated depreciation	(3,074,025)	(2,906,766)
	$6,763,577	$6,920,532

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

NOTE 19 – OTHER INCOME, NET

The amount $1,866,770 was a subsidy from the government for Linyi’s land purchase and to develop a real estate residential project. This subsidy’s purpose is to promote developers and companies to expand their business in the city of Linyi.

NOTE 20 – CONCENTRATION OF CUSTOMERS

During the years ended March 31, 2012 and 2011, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Revenue for the years ended March 31,		Percentage of Accounts Receivable as at March 31,
	2012	2011	2012	2011
Customer A	*	13%	*	*
Customer B	11%	*	*	*
Customer C	25%	*	*	*

* less than 10%

NOTE 21 – RESTATEMENT

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

NOTE 22 – SUBSEQUENT EVENT

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

	Three months ended March 31
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

31.1*	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1*	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

101	The following materials from the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: November 23, 2012	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 23, 2012	By: /s/ Wang, Wen Yan
Wang, Wen Yan, Chief Financial Officer

