Form 10-Q
period 2012-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2012-11-26
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-32585

SUNRISE REAL ESTATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2713701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 638, Hengfeng Road, 25th Fl., Bldg. A.

Shanghai, PRC 200070

(Address of principal executive offices Zip Code)

Registrant’s telephone number: + 86-21-6167-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes X     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 20, 2012 - 28,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Balance Sheets

(Expressed in US Dollars)

	Sep 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,223,853	$1,377,093
Restricted cash (Note 3)	1,340,483	1,349,014
Accounts receivable	1,278,259	1,139,843
Promissory deposits (Note 4)	1,029,806	3,543,938
Amount due from related company (Note 12)	1,998,332	317,415
Inventory (Note 5)	12,544,116	-
Other receivables and deposits (Note 6)	1,004,942	863,813

Total current assets	20,419,791	8,591,116

Property, plant and equipment – net (Note 7)	9,467,351	2,405,829
Investment properties (Note 8)	6,387,761	6,920,532
Long-term investment (Note 9)	3,599,993	4,253,206
Total assets	$39,874,896	$22,170,683

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Bank loans (Note 10)	$11,039,268	$11,109,524
Promissory notes payable (Note 11)	2,397,282	1,725,039
Accounts payable	257,871	481,741
Amount due to directors (Note 12)	5,639,048	5,185,842
Amount due to related party (Note 12)	86,737	87,289
Other payables and accrued expenses (Note 13)	6,039,862	3,487,632
Other tax payable (Note 14)	9,445	69,402
Income tax payable	2,556	224,319
Total current liabilities	$25,472,069	$22,370,788

Long-term bank loans (Note 10)	6,434,316	-
Long-term promissory notes payable	-	-
Deposits received from underwriting sales(Note 15)	2,536,884	3,091,616

Total liabilities	$34,443,269	25,462,404

Commitments and contingencies (Note 16)

Shareholders’ deficit
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of September 30, 2012 and December 31, 2011	286,919	286,919
Additional paid-in capital	4,579,529	4,570,008
Statutory reserve (Note 17)	782,987	782,987
Accumulated losses	(13,277,821)	(10,406,798)
Non-controlling interests of consolidated subsidiaries	12,639,731	985,704
Accumulated other comprehensive income (Note 18)	420,282	489,459
Total shareholders’ equity	5,431,627	(3,291,721)
Total liabilities and shareholders’ equity	$39,874,896	$22,170,683

See accompanying notes to consolidated financial statements.

Sunrise Real Estate Group, Inc.

Unaudited Condensed Consolidated Statements of Operations

(Expressed in US Dollars)

	Three Months Ending September 30		Nine Months Ending September 30
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$1,687,626	$1,830,438	$5,242,949	$6,555,786

Cost of Revenues	$(766,868)	$(1,481,513)	(2,644,921)	(4,766,335)

Gross Profit	920,758	348,925	2,598,028	1,789,451

Operating Expenses	(468,213)	(290,726)	(1,078,923)	(952,032)

General and Administrative Expenses	(1,041,337)	(619,907)	(3,167,887)	(1,750,966)

Operating Profit/(Loss)	$(588,791)	(561,708)	$(1,648,782)	(913,547)

Return (Loss) on Investment (Note 9)	(37,606)	-	(659,703)	-

Interest Income	$5,372	2,516	9,162	9,941

Other Income, Net	$(2,302,717)	7,576	394,755	2,258

Interest Expenses	(289,977)	(310,935)	(1,274,583)	(971,732)

Profit/(Loss) Before Income Tax and Non-controlling Interest	(3,213,719)	(862,551)	(3,179,151)	(1,873,080)

Income Tax	692	59,324	(40,788)	(73,306)

Profit/(Loss) Before Non-controlling Interest	(3,213,027)	(803,227)	(3,219,939)	(1,946,386)

Non-controlling Interest	1,839,148	97,103	348,916	(96,922)

Net Profit/(Loss)	$(1,373,878)	$(706,124)	$(2,871,023)	$(2,043,308)

Profit/(Loss) Per Share – Basic and Fully Diluted	$($0.02)	$(0.02)	$(0.10)	$(0.08)

Weighted average common shares outstanding – Basic and Fully Diluted	28,691,925	28,691,925	28,691,925	28,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

Sunrise Real Estate Group, Inc.

Consolidated Statements of Cash Flows

Increase/(Decrease) in Cash and Cash Equivalents

(Expressed in US Dollars)

	Nine Months Ending September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net Profit/(Loss)	$(2,871,023)	$(2,043,308)
Adjustments to reconcile net income to
net cash used in operating activities
Depreciation of property, plant and equipment	687,199	689,903
Loss/ (Gain) on disposal of property, plant and equipment	2,196	14,170
Loss on disposal of equity interest in subsidiary	659,703
Non-controlling interest	(348,916)	96,922
Change in:
Accounts receivable	(145,747)	(266,073)
Promissory deposits	2,493,805	507,817
Inventory	(12,554,609)	-
Other receivables and deposits	(146,715)	416,958
Amount due from related party	(1,684,332)	358,900
Accounts payable	(221,009)	11,806
Other payables and accrued expenses	(1,220,688)	(300,481)
Deposit from underwriting sales	(535,629)	(479,282)
Interest payable on promissory notes	286,408	7,500)
Interest payable on amount due to director	407,330	-
Deferred tax liabilities	0	-
Other tax payable	(59,568)	(18,454)
Income tax payable	(220,529)	(200,150)
Net cash provided by/(used in) operating activities	(15,472,124)	(1,203,772)

Cash flows from investing activities
Long-term investment	-	(2,482,150)
Funds provided for investee	-	(566,538)
Acquisition of property, plant and equipment	(3,420,251)	(10,202)
Proceeds from disposal of plant and equipment	-	4,375
Acquisition of investment	(60,000)	-

Net cash provided by/(used in) investing activities	(3,480,251)	(3,054,515)

Cash flows from financing activities
Profit return to non-controlling interest in subsidiary	-	(226,210)
Funds received from capital increase	12,020,975	1,000,000
Bank loans repayment	-	-
Bank loan obtained	6,439,698
Advance from directors	53,528
Repayment to director	-	(40,802)
Proceeds from promissory note	416,131	2,008,300
Net cash provided by/ (used in) financing activities	18,930,332	2,741,288

Effect of exchange rate changes on cash and cash equivalents	(131,197)	110,200

Net decrease in cash and cash equivalents	(153,240)	(1,406,799)
Cash and cash equivalents at beginning of period	1,377,093	2,973,997
Cash and cash equivalents at end of period	$1,223,853	$1,567,1981

Supplemental disclosure of cash flow information
Cash paid during the period:
Income tax paid	214,310	96,233
Interest paid	157,803	329,785

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

Going Concern

The Company’s financial statements are prepared according to the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated losses of $13,277,821 as of September 30, 2012. The Company’s net working capital deficiency and significant accumulated losses raise substantial doubt about its ability to continue as a going concern.

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

The exchange rates as of September 30, 2012 and December 31, 2011 are US$1: RMB6.3410 and US$1: RMB6.3009, respectively.

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

NOTE 4- PROMISSORY DEPOSITS

The amount of $1,029,806 represents the deposits placed with several property developers in respect of a number of real estate projects where the Company is appointed as sales agent.

NOTE 5 – INVENTORY

The amount of $12,544,116 belongs to Linyi Shang Yang Real Estate Development Company Limited.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	September 30	December 31
	2012	2011

Advances to staff	$84,233	$65,632
Rental deposits	91,555	99,927
Prepayment for Linyi project	344,842	482,219
Other receivables	484,312	216,035
	$1,004,942	$863,813

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT – NET

	September 30,	December 31,
	2012	2011

Furniture and fixtures	$72,973	$77,292
Computer and office equipment	284,444	242,346
Motor vehicles	818,556	789,943
Properties	9,564,716	2,399,866
	10,740,689	3,509,447
Less: Accumulated depreciation	(1,273,338)	(1,103,618)
	$9,467,351	$2,405,829

All above properties as of September 30, 2012 and as of December 31, 2011 were pledged to secure a bank loan in note 10. The main increase in properties is due to the addition of our office space in Shanghai.

NOTE 8 – INVESTMENT PROPERTIES

	September 30	December 31,
	2012	2011

Investment property	$9,765,151	$9,827,298
Less: Accumulated depreciation	(3,377,390)	(2,906,766)
	$6,387,761	$6,920,532

The investment properties included one floor and four units of a commercial building in Suzhou, the PRC. The investment properties were acquired by the Company for long-term investment purposes.

All above properties as of September 30, 2012 and as of December 31, 2011 were pledged to secure a bank loan in note 10.

As of September 30, 2012, the four units of the investment properties were leased to a related party of the Company of 12% ownership, 88% of the total area of the one remaining floor was leased out.

NOTE: 9 – LONG-TERM INVESTMENT

In mid 2011, we invested in a project company in Wuhan where the initial investment amount is $4,151,375 for 49% equity stake, the purpose of this project company was for a residence development project in Wuhan. This investment is for our expansion to the real estate development business. We use equity method of accounting for this long-term investment. The land is approximately 27,950 square meters with an estimated development period of three years, and we began its initial construction in the first quarter of 2012 The project company total assets amount was $16,658,500, libility amount was $8,786,818 and has loss $309,134 from 2012, as the equity method accounting police we should decrease this investment by $621,728. The balance of this investment is $3,434,217 at September 30 2012.

We invested $60,000 for 40% equity stake to a new real estate agency company at February 2012. We use equity method of accounting for this long-term investment. The company did not commence its operations until the third quarter of 2012 and therefore there were no profit or loss recorded for the period ended September 30, 2012.

The remaining amount of $105,776 was invested in various real estate agency sales related projects. All of the equity stakes we have in these projects are less than 20%. We used the cost method for accounting purposes for these investments.

NOTE 10 – BANK LOANS

Bank loans included two bank loans and one long-term bank loan, as listed below:

The balance includes a bank loan of $8,673,710, which bears interest at 130% of three-year prime rate as announced by the People’s Bank of China (the rate for 2012 was 6.65%) and is secured by the properties as mentioned in Note 8 above. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

The remaining bank loan of $2,365,558, which bears interest at 130% of three-year prime rate as announced by the People’s Bank of China (the rate for 2012 was 6.65%) and is secured by the properties as mentioned in Note 7 above. This loan is due on April 30, 2013 and can be extended automatically for another 3 years; however, the bank does an annual routine loan renewal request with the Company.

The long-term bank loan consists of one loan of $6,434,316 which bears interest at 130% of three-year prime rate as announced by the People’s Bank of China (the rate for 2012 was 6.65%) and is secured by the properties as mentioned in Note 7 above. This loan is due on August, 2015.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following four unsecured notes to independent individual third parties.

The first note of $315,000 bears an interest at a rate of 15% per annum, consists of a principal of $300,000 and an interest of $15,000. This loan’s terms of repayment are not specifically defined.

The second note of $971,453 bears an interest rate of 15% per annum consists of a principal of $835,830 and an interest of $135,822. This loan’s terms of repayment are not specifically defined.

The third note of $877,028 bears an interest rate of 15% per annum consists of a principal of $788,519 and an interest of $88,708. This loan’s terms of repayment are not specifically defined.

The fourth note of $233,801 bears no interest and the terms of repayment are not specifically defined.

NOTE 12 – AMOUNTS WITH RELATED PARTIES AND DIRECTORS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for Sep 30, 2012 was $5,639,048. The amounts due are as follows:

Amount due to Lin Chi-Jung

As of Sep 30, 2012, the balance includes one amount to and six loans obtained from Lin Chin-Jung.

The amount of $63,344 represented the salary payable and rental reimbursement to Lin Chin-Jung outstanding as of Sep 30, 2012.

A loan includes a principal of $113,138 is unsecured, consists of a principal of $103,778 and an interest of $9,360. This loan’s the terms of repayment is not specifically defined.

A loan includes a principal of $275,589. This loan’s interest rate is 18%, per annum consists of a principal of $236,556 and an interest of $39,032. This loan’s terms of repayment are not specifically defined.

A loan includes a principal of $4,557,852 bears an interest rate of 15%, per annum consists of a principal of $4,094,370 and an interest of $463,481. This loan’s the terms of repayment are not specifically defined. This loan is for the investment of Wuhan development project stated in note 8 in addition to any expenses related to the investment.

An unsecured loan of $566,882 bears an interest rate of 18% per annum consists of a principal of $473,111 and an interest of $93,771. This loan’s terms of repayment are not specifically defined

An unsecured loan includes a principal of $47,311, which is without interest and the terms of repayment are not specifically defined.

Amount due to Lin Chao-Chin

A balance of $1,427 represented the salary payable and rental reimbursement to Lin Chao-Chin outstanding as of Sep 30, 2012.

Amount due to Lin Hsin Hung

The amount of $13,505 represents the salary payable to Lin Hsin Hung.

Amount due to related party

A balance of $86,737 is due to a related party of the Company of 19% ownership.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	September 30	December 31
	2012	2011

Accrued staff commission & bonus	$663,647	$772,669
Rental deposits received	984,232	956,455
Accrual for onerous contracts	9,142	-
Other payables	-	226,227
Accrued legal fee	-	87,149
Customer deposits	506,077	1,190,306
Shanghai Danlin Real Estate Company	3,643,267	-
Dividend payable for Non-controlling interest	233,497	254,826
	$6,039,862	$3,487,632

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

NOTE 16- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

During the years ended September 30, 2012 and 2011, the Company incurred lease expenses amounting to $23,320 and $233,050, respectively. As of September 30, 2012, the Company had commitments under operating leases, requiring annual minimum rentals as follows:

	September 30	December 31,
	2012	2011

Within one year	$525	$24,770
Two to five years	-	-
Operating lease commitments	$525	$24,770

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of September 30, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agreed to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2012, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 88% of total area with these lease commitments.

As of September 30, 2012, the lease commitments are as follows:

	September 30,,	December 31,
	2012	2011

Within one year	$1,102,805	$1,451,207
Two to five years	352,350	1,922,302
Over five years	-	-
Operating lease commitments arising from the promotional package	$1,455,155	$3,373,509

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $ 9,142 as of September 30, 2012 and $0 as of December 31, 2011.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of September 30, 2012, the compensation to terminate all leasing agreements is $1,455,155. According to the sub-leasing agreements that have been signed through September 30, 2012, the rental income from these sub-leasing agreements will be 1,102,805 within one year and $352,350 within two to five years. However, no assurance can be given that we can collect all of the rental income.

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

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 30, 2012 and 2011, the only component of accumulated other comprehensive income was translation reserve.

NOTE 19 – CONCENTRATION OF CUSTOMERS

During the years ended September 30, 2012 and 2011, the following customer accounted for more than 10% of total net revenue:

	Percentage of Net Sales Three Months Ended September 30,		Percentage of Net Sales Nine Months Ended September 30,		Percentage of Accounts Receivable as of September 30,
	2012	2011	2012	2011	2012	2011

Customer A	*	48%	*	34%	*	60%
Customer B	*	*	*	*	*	23%
Customer C	*	*	11%	*	*	11%

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

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries in Shanghai, Suzhou, Beijing, Kunshan and Hainan, and branches in NanChang, YangZhou, NanJing, ChongQing and ShangQiu

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of September 30, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agreed to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2012, 82 sub-leasing agreements have been signed, the area of which these sub-leasing agreements represented 88% of total area with these lease commitments.

In mid 2011, we invested in a project company in Wuhan where the initial investment amount is $4,151,375 for 49% equity stake, the purpose of this project company was for a residence development project in Wuhan. This investment is for our expansion to the real estate development business. The land is approximately 27,950 square meters with an estimated development period of three years, and we began its initial construction in the first quarter of 2012. The balance of this investment is $3,434,217 at September 30 2012.

We invested $60,000 for 40% equity stake to a new real estate agency company at February 2012. The company has not commence its operations and therefore there were no profit or loss recorded for the period ended September 30, 2012.

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

RESULTS OF OPERATIONS

We provide the discussion and analysis of our changes in financial condition and results of operations for the three and six months ended September30, 2012, with comparisons to the historical three and six months ended September 30, 2012.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	% to total	2011	% to total	% change	2012	% to total	2011	% to total	% change
Agency Sales	961,422	57	764,447	42	26	3,339,290	64	3,954,366	60	(16)
Underwriting Sales	456,657	27	363,877	20	25	694,738	13	625,533	10	11
Property Management	269,547	16	702,114	38	(62)	1,208,921	23	1,975,888	30	(39)
Net revenue	1,687,627	100	1,830,438	100	(8)	5,242,950	100	6,555,787	100	(20)

The net revenue in the third quarter of 2012 was $1,687,627, which decreased 8% from $1,830,438 in the third quarter of 2011. The total net revenue of the first three quarters of 2012 was $5,242,950, which decreased 20% from $6,555,787 of the first three quarters of 2011. In the third quarter of 2012, agency sales represented 57% of the total net revenue, underwriting sales represented 27% and property management represented 16%. In the first three quarters of 2012, agency sales represented 64% of the total net revenue, underwriting sales represented 13% and property management represented 23%. The decrease in net revenue in the third quarter was due to the decrease in our property management and the decrease in net revenue in the first three quarters of 2012 was due to the decrease in our agency sales and property management.

Agency sales

In the third quarter and first three quarters of 2012, 57% and 64%, respectively, of our net revenue was attributable to our agency sales. As compared with same period in 2011, net revenue of agency sales in the third quarter increased by 26% and decreased in the first three quarters of 2012 by 16%. The primary reason for the overall decrease was there were fewer projects that contributed to our agency sales revenue in the rest of 2012.

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

The Company accounts for underwriting sales in accordance with the FASB guidance of ASC Topic 360, “Property, Plant and Equipment”. The commission revenue on underwriting sales is recognized when the criteria in ASC 360 have been met, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred. In early 2009, the Company renegotiated the rental payments with buyers. Based on the renegotiated agreements, $349,398 of the deferred revenue on underwriting sales was recognized in the first three quarters of 2012.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of September 30, 2012, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agreed to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2012, 82 sub-leasing agreements have been signed, the area of these sub-leasing agreements represented 88% of total area with these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in the rest of 2012 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	% to total	2011	% to total	% change	2012	% to total	2011	% to total	% change
Agency Sales	441,174	542	718,724	49	(43)	1,594,935	60	2,586,435	54	(38)
Underwriting Sales	104,584	14	85,075	6	23	159,110	6	146,251	3	9
Property Management	251,108	33	677,714	46	(63)	890,876	34	2,033,649	43	(56)
Cost of revenue	766,866	100	1,481,513	100	(48)	2,644,922	100	4,766,336	100	(45)

The cost of revenue of the third quarter of 2012 was $766,866, which decreased 48% from $1,481,513 during the third quarter of 2011. The total cost of revenue of the first three quarters of 2012 was $2,644,922, which decreased 45% from $4,766,336 during the first three quarters of 2011. In the third quarter of 2012, agency sales represented 49% of the total cost of revenue, underwriting sales represented 6%, and property management represented 46%. In the first three quarters of 2012, agency sales represented 54% of the total cost of revenue, underwriting sales represented 3%, and property management represented 43%. The decrease in cost of revenue in the third quarter and first three quarters of 2012 was mainly due to the decrease in the cost of revenue for our agency sales and property management.

Agency sales

As compared with the same period in 2011, cost of revenue in the third quarter and first three quarters decreased 43% and 38% respectively. This decrease was due to a decrease in our overall agency operation as well as marketing costs. Although agency revenue increased by 26% in the third quarter, these revenue were from past sales that are being recognized in the third quarter. In the first three quarters in 2012, cost of revenue decreased by 38%. The main reason in the cost decrease was mainly due to the decreased in our marketing costs in the first three quarters of 2012, compared to the same period in 2011, the cost of such expenses was $149,461, a decrease from 562,105.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales.

Property management

As compared with same period in 2011, property management’s cost of revenue in the third quarter and first three quarters of 2012 decreased 63% and 56% respectively. This decreased in cost was mainly due to the decreased in our overall property management business in 2012.

In connection with our leasing guarantees to third party buyers in the Sovereign Building, an accrual for onerous contracts was recognized equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. The accrual for onerous contracts was $186,193.35 as of September 30, 2012 and $30,712 as of December 31, 2010.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2012	% to total	2011	% to total	% change	2012	% to total	2011	% to total	% change
Agency sales	302,014	65	256,875	89	18	857,613	79	848,994	89	1
Property Management	24,937	5	31,513	11	(21)	79,668	7	100,700	11	(21)
Development	141,262	30	-	-	-	141,642	13	-	-	-
Operating expenses	468,213	100	288,388	100	62%	1,078,922	100	949,694	100	14

The operating expenses in the third quarter of 2012 was $468,213, which increased 62% from $288,388 of the third quarter of 2011. The total operating expenses of the first three quarters of 2012 were $1,078,922, which was an increase of 14% from $949,694 in the first three quarters of 2011. In the third quarter of 2012, agency sales represented 65% of the total operating expenses, property management represented 5% and development represented 30%. In the first three quarters of 2012, agency sales represented 79% of the total operating expenses, property management represented 7% and development represented 13%.

Agency sales

When compared to 2011, the operating expenses for agency sales in the third quarter of 2012 increased 18% and remained relatively unchanged for the first three quarters of 2012. The primary reason for the increase was that in the third quarter of 2012, our staff costs and transportation expense increased by $9,463 and $11,460 respectively compared to the same period in 2011.

Property management

When compared to 2011, the operating expenses for property management in the third quarter of 2012 decreased 21%. The reason for the change was that there was a general decrease in our property management business in the third quarter of 2012.

General and Administrative Expenses

General Administrative Expense increased for the third quarter and the first three quarters in 2012 as compared to the same periods in 2011 by 68% and 81% respectively. The main reason for the increase in the third quarter and the first three quarters in 2012 was the increase in salary expense, which increased $29,759 and $171,798 respectively and travel expense increased $53,166 and $127,901 respectively as compared to the same periods in 2011

Interest Expenses

When compared to 2011, the interest expenses in the third quarter decreased approximately 7% and in the first three quarters of 2012 interest expense increased 31%. The interest expenses relate to bank loans and promissory notes payable.

LIQUIDITY AND CAPITAL RESOURCES

In the third quarter of 2012, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

As of September 30, 2012, we had a cash position of $1,223,853.

The Company's operating activities during the nine months ended September 30, 2012 used cash in the amount of $15,472,124, which was primarily attributable to our change in inventory.

The Company's investing activities during the nine months ended September 30, 2012 used cash in the amount of $3,480,251, which was primarily attributable to the acquisition of property, plant and equipment.

The Company's financing activities during the nine months ended September 30, 2012 provided cash in the amount of $18,930,332, which was primarily attributable to proceeds from funds received from capital increase.

The potential cash needs for the rest of 2012 are expected to be for the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects.

We have accumulated losses of $13,277,821 as of September 30, 2012. Our net working capital deficiency and significant accumulated losses raise substantial doubt about our ability to continue as a going concern. However, management believes that we are able to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain successful operations in respect of the agency sales and property management operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2012, to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during the quarter ending September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: November 23, 2012	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: November 23, 2012	By: /s/ Wang Wen Yan
Wang Wen Yan, Chief Financial Officer

