Form 10-K
period 2012-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2013-05-22
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

Commission file number: 000-32585

SUNRISE REAL ESTATE GROUP, INC.

(Name of Small Business Issuer in its Charter)

Texas	6500	75-2713701
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

No. 638, Hengfeng Road 25th Floor, Building A

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934.  Yes ☐  No    ☒

Check whether the issuer(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No    ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates 16,357,122 shares was approximately $327,142, based on the average closing bid and ask price of $0.02 for the Common Stock on June 29, 2012.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of March 31, 2013 was 28,691,925 shares.

PART I

ITEM 1. BUSINESS

Corporate History

The principal activities of Sunrise Real Estate Group, Inc. (“SRRE”) and its subsidiaries (collectively referred to as the “Company”) are real estate development and property brokerage services, including real estate marketing services, property leasing services; and property management services in the People’s Republic of China (“PRC”). Our current ownership interests in our various subsidiaries and other entities is set forth in the below organizational chart.

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly-owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the People’s Republic of China (the “PRC”) on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY.

On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% equity interest in SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY. In January of 2012, SHXJY invested 24% of its equity interest of SZXJY, established a company in Linyi and acquired approximately 103,385 square meters for the purpose of developing into villa-style residential housings. In an agreement with Zhang Shu Qing, a majority shareholder of 51% of SZXJY, we have her 51% voting power and thus effectively have 75% of voting power of SZXJY.

LIN RAY YANG Enterprise Ltd. (“LRY”), a wholly-owned subsidiary of SRRE, was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH.

In 2011, we acquired a 49% ownership of Wuhan Yuan Yu Long Property Development Co Ltd. (“WHYYL”); the purpose of this project company was for a development project in Wuhan.

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On May 23, 2006, Sunrise Estate Development Group, Inc. changed its name to Sunrise Real Estate Group, Inc..

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

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition was accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE. However, SRRE remained the legal entity and the Registrant for Securities and Exchange Commission reporting purposes.

General Business Description

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

SRRE operates through its wholly owned subsidiaries, CY-SRRE and LRY. Neither CY-SRRE nor LRY have operations but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through its two wholly owned subsidiaries, SHSY and SZGFH. SHXJY and SHSY are property agency business earning commission revenue from marketing and sales services to developers. The main business of SZGFH is to render property rental service, including buildings management and maintenance service for office buildings. Our company organization chart is as follows:

Figure 1: Company Organization Chart

Sunrise Real Estate Group, Inc.
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
Lin Ray Yang Enterprise Ltd., BVI
12.5%
100%
100%
100%
Shanghai Xin Ji Yang Real Estate Consultation Company Limited
Shanghai Shang Yang Real Estate Consultation Company Limited
Suzhou Gao Feng Hui Property Management Company Limited
26%
75%
100%
100%
60%
100%
100%
Suzhou Shang Yang Real Estate Consult. Co. Ltd.
Suzhou Xin Ji Yang Real Estate Consul . Co. Ltd.
Linyi Rui Lin Co. Ltd.1
Shangqiu Shang Yang Real Estate Consult Co. Ltd.
Wuhan GFH Real Estate Consult. Co. Ltd.
Sanya Shang Yang Real Estate Consult. Co. Ltd.
Shanghai Rui Jian Design Co. Ltd.
24%
100%
49%
Putian Xin Ji Yang
Linyi Shang-yang Real Estate Dev Co. Ltd.
Wuhan Yuan Yu Long Real Estate Dev Ltd.

1. On March 6, 2012, SHXJY established a subsidiary in the PRC, LYRL. The equity interest in LYRL is held by three Chinese individual in trust for SHXJY. At the date its incorporation, SHXJY transferred its 24% equity interest in LYSY to LYRL.

Our major business is agency sales, whereby our Chinese subsidiaries contract with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries and branches in Shanghai, Suzhou, Yangzhou, Chongqing, Quanjiao, Hainan, Shangqiu, Chengdu, Wuhan, Kunshan, and Linyi.

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006, and the Company had the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we agreed with certain buyers to lower the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%, or to early terminate leasing agreements. As of December 31, 2012, 119 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 89% of the total area with these lease commitments.

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning in 2012, we commenced our first development project in Wuhan and Linyi and started the initial construction in the first quarter of 2012. In Wuhan, we commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of the Phase 1 in late December which continued to the first quarter of 2013. Phase 2 construction is in process and we tentatively plan to begin phase 2 sale in mid-August. For Linyi, we began construction in mid-2012 and to date have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are currently in the process of applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

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

Real Estate Development

In mid-2011, we established a project company in Wuhan in which we have 49% stake. We commenced the construction of phase one of the project in the third quarter of 2012 and the pre-sale of the phase one in the first quarter of 2013. Phase two construction is currently in process and we tentatively plan to begin sales in mid-August.

In January 2012, we established Linyi Shang Yang Real Estate Development (“LYSY”) with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of March 31, 2013 have constructed 98 units, which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are currently in the process of applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

Mainland China's Property Sector

The industry's macro environment is improving, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2008 through 2012

GDP GROWTH
2008	9.0%
2009	8.7%
2010	10.3%
2011	9.2%
2012	7.8%

Source: National Bureau of Statistics of China

Government regulation

The State Taxation Administration issued the Regulation of Land Value-added Tax Clearing and Administrating in May 2009, effective on June 1, 2009. It requires the developers to clear the land value-added tax, which have completed development projects and have finished sale, or have sold development projects under constructed, or have transferred the land use right to others.

In December 2009, the Ministry of Finance, Ministry of Land and Resources, Ministry of Supervision, the Central Government, and five other agencies announced in “Notice Regarding to Improve Upon Land Sale and Receivable Management,” to increase the initial payment of land purchases to 50% of the purchase price and the entire purchase price must be paid in full within the year. Prior to the announcement, initial payment was around 20% to 30%.

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

On January 10, 2010, the government established a notice of 11 measures to strengthen management of the real estate market to address the rising real estate prices. The measures call for an increasing supply of low-cost houses for low-income families and common residential houses, encouraging reasonably priced house buying while limiting purchases for speculation and investment, strengthening real estate project loan risk management and market supervision, speeding up construction of residential housing projects for low-income households, and specifying responsibilities of local governments.

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

In January 2011, the State Council released eight new measures to put downward pressure on property prices by:

1)	Requiring local governments to set housing price targets in proportion with local income levels for 2011;
2)	Requiring a business tax for housing sales within 5 years of purchase must be levied on total sales value;
3)	Strengthening the management of land supply for housing;
4)	Imposing purchase restrictions in all large- & medium-sized cities. Families already owning a residential property are restricted to buy only one more, while those already owning two or more properties are prohibited to purchase additional properties;
5)	Accelerating the construction of social security residential housings;
6)	Providing that the down payment ratio for second-home purchases must not be less than 60%, up from 50%, with an interest rate at least 1.1 times of the benchmark rate;
7)	Improving guidance for media's housing market coverage;
8)	Providing for implementation & accountability for local governments over the housing price control targets.

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

In late February and March 2013, the PRC government issued the “New Five Policies” for administration of the housing market and detailed implementation rules, which revealed the PRC government’s strong determination on curbing the increase of housing prices by requiring more stringent implementation of the housing price control measures. For example, in the cities where there are existing restrictions on housing sale, if the housing prices are rising fast due to insufficient local housing supply, the local governments are required to take more stringent measures to restrict housing units from being sold to those households that own more than one housing unit.  In these cities, the minimum down payment for the second housing unit purchased by a household may be further increased from 60% and the loan interest rate may be raised to be more than 110% of benchmark lending interest rate, as the local housing price control measures require. The New Five Policies also reiterated and emphasized the implementation of the 20% income tax on capital gain generated from housing unit sale. Following the request of the central government, Beijing, Shanghai and other major cities in China have announced detailed regulations to implement the New Five Policies in late March 2013, to further cool down the local real estate markets.

In July 2012, the Ministry of Land and Resources and the Ministry of Housing and Urban-Rural Development jointly issued a notice to further tighten the land use administration and seek stricter enforcement of the existing real estate market regulations, which include, in particular, enhanced control over the floor area and plot ratio of land for housing purpose, closer scrutiny on the qualification of land bidders, and strengthened investigation and punishment on land bidding winners who leave land idle for more than one year.

Such measures and policies by the government have negatively affected the real estate market and caused a reduction in transactions in the real estate market. While these measures and policies remain in effect, they may continue to depress the real estate market, dissuade would-be buyers from making purchases, reduce transaction volume, cause a decline in average selling prices, and prevent developers from raising the capital they need and increase developers’ costs to start new projects.

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

Employees

As of December 31, 2012, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	11
Accounting Dept.	2
Research & Development Dept.	4
Marketing Dept.	18

Chongqing Branch of SHXJY
Accounting Dept.	1

SZXJY
Administration Dept.	17
Research & Development Dept.	11
Advertising & Communication Planning Dept.	8
Marketing Dept.	60

SZSY
Administration Dept.	1
Accounting Dept.	2

SHSY
Administration Dept.	9
Accounting Dept.	3
Development Dept.	5

SYSY
Marketing Dept.	20

SZGFH
Administration Dept.	1
Accounting Dept.	1
Marketing Dept.	3

SQSY
Marketing Dept.	5

WHGFH
Marketing Dept.	13

LYSY
Accounting Dept	3
Administration Dept.	5
Construction Dept.	8
PR Dept.	1
Executive Dept.	1

LYRL
Administration Dept	3

PTXJY
Marketing Dept	22

SHRJ
Administration Dept.	3
Design Dept.	10
Total	256

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

Continued losses threaten our operations.

In 2012, we had a net loss of $3,471,249 compared to a net loss of $1,154,149 in 2011. Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

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

Risks associated with a Guaranteed Rental Return Promotion.

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for leases representing 89% of the total leased space for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. The contracts with leasing period of 5 years expired in 2009 and 2010 and those contracts with leasing periods of 8 years will expire in mid 2014.

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

We conduct our real estate services business in China. Our business depends substantially on the conditions of the PRC real estate market. Demand for private residential real estate in China has grown rapidly in the recent decade but such growth is often coupled with volatility in market conditions and fluctuation in real estate prices. Fluctuations of supply and demand in China’s real estate market are caused by economic, social, political and other factors. To the extent fluctuations in the real estate market adversely affect real estate transaction volumes or prices, our financial condition and results of operations may be materially and adversely affected.

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

In cities such as Beijing and Shanghai, we have seen the effects of such policies and regulatory measures. The sales volumes for real properties in Beijing and Shanghai decreased significantly after the policy change. The sale prices for certain properties in such cities are also weakened. The PRC government’s policy and regulatory measures on the PRC real estate sector could adversely affect the property purchasers’ ability to obtain mortgage financing or significantly increase the cost of mortgage financing and reduce market demand for properties. These factors may materially and adversely affect our business, financial condition, results of operations and prospects.

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

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Although in 2011 we issued a total of 5,000,000 shares for an aggregate of $1,000,000 to two investors, our access to obtain debt or equity financing depends on the banks' willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing.. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

We require substantial capital resources to fund our land use rights acquisition and property developments, which may not be available.

Property development is capital intensive. Our ability to secure sufficient financing for land use rights acquisition and property development depends on a number of factors that are beyond our control, including market conditions in the capital markets, the PRC economy and the PRC government regulations that affect the availability and cost of financing for real estate companies.

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions. Prior to December 2011, the People’s Bank of China raised the reserve requirement ratio by an additional 1.5%. Effective on December 5, 2011, the People’s Bank of China reduced the RMB reserve requirement ratio by 0.5%. Effective on February 24, 2012 and May 18, 2012, People’s Bank of China decided to further cut the RMB reserve requirement ratio by 0.5% twice. The reserve requirement ratio refers to the amount of funds that banks must hold in reserve against deposits made by their customers. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us.

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

We may fail to obtain, or may experience material delays in obtaining necessary government approvals for any major property development, which will adversely affect our business.

The real estate industry is strictly regulated by the PRC government. Property developers in China must abide by various laws and regulations, including implementation rules promulgated by local governments to enforce these laws and regulations. Before commencing, and during the course of, development of a property project, we need to apply for various licenses, permits, certificates and approvals, including land use rights certificates, construction site planning permits, construction work planning permits, construction permits, pre-sale permits and completion acceptance certificates. We need to satisfy various requirements to obtain these certificates and permits. To date, we have not encountered serious delays or difficulties in the process of applying for these certificates and permits, but we cannot guarantee that we will not encounter serious delays or difficulties in the future. In the event that we fail to obtain the necessary governmental approvals for any of our major property projects, or a serious delay occurs in the government’s examination and approval progress, we may not be able to maintain our development schedule and our business and cash flows may be adversely affected.

We may be unable to complete our property developments on time or at all.

The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

˙	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;
˙	shortages of materials, equipment, contractors and skilled labor;
˙	disputes with our third-party contractors;
˙	failure by our third-party contractors to comply with our designs, specifications or standards;
˙	difficult geological situations or other geotechnical issues;
˙	onsite labor disputes or work accidents; and natural catastrophes or adverse weather conditions.

Any construction delays, or failure to complete a project according to our planned specifications or budget, may delay our property sales, which could harm our revenues, cash flows and our reputation.

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

The staff of our accounting department lack training and experience in the accounting principles generally accepted in the United States (“U.S. GAAP”), which may result in accounting errors in the financial statements that we file with the Securities and Exchange Commission (the “SEC”).

Our executive offices are located in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from U.S. GAAP. To file our Company’s financial statements with the SEC, our accounting staff must convert the financial statements from Chinese accounting principles to US accounting principles. However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under US accounting principles. Neither do we have any employee who has previous experience in accounting for a U.S. public company. This situation creates a risk that the financial statements we file with the SEC will fail to present our financial condition and/or results of operations as required by SEC rules and U.S. GAAP.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. A report of our management is included under Item 9A. “Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive an unqualified report from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified material weaknesses relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A. “Controls and Procedures” for more information.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of March 31, 2013, Ace Develop directly controls 15.72% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the principal and controlling shareholder of Ace Develop. As of March 31, 2013, Robert Lin Investments directly controls 15.72% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.02 per share to a low of $0.01 per share in 2012. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2012, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

We are subject to real estate market conditions in the PRC generally and Yangtze Delta in particular. Private ownership of property in the PRC is still at an early stage of development. Although there is a perception that economic growth in the PRC and the higher standard of living resulting from such growth will lead to a greater demand for private properties in the PRC, it is not possible to predict with certainty that such a correlation exists as many social, political, economic, legal and other factors may affect the development of the property market. The level of uncertainty is increased by the limited availability of accurate financial and market information as well as the overall low level of transparency in the PRC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

We currently own our headquarter office space at No.638, Hengfeng Road, 28th Floor, Shanghai, PRC. We have also rented regional field support offices in various cities in Mainland China, namely Shanghai, Suzhou, Beijing, Yangzhou, Chongqing, Quanjiao, Hainan, Shangqiu, Chengdu, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The average aggregate rental expense per month is $7,431.

The Company owned two floors and four units of the Sovereign Building in Suzhou, PRC. One floor of the properties was held for the Company’s own use, and the remaining properties were held for long-term investment purposes.

ITEM 3. LEGAL PROCEEDINGS

Currently we are not a party to any legal proceeding that could reasonably be expected to have material impact on our operations or finances . However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB system under the symbol “SRRE.” The following table sets forth the high and low quotations of our common stock reported by the OTCQB system for the periods indicated. Effective in March, 2011, quotations for our common stock were reported by the OTCQB system.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in U.S. Dollars)

	2012		2011
	High	Low	High	Low
First quarter	$0.02	$0.01	$0.51	$0.03
Second quarter	$0.02	$0.02	$0.03	$0.01
Third quarter	$0.02	$0.01	$0.01	$0.01
Fourth quarter	$0.02	$0.01	$0.02	$0.01

As of March 31, 2013, we have approximately 596 record holders of our common stock. On March 31, 2013, the closing price of our common stock was $0.02.

No cash dividends were declared on our common stock in 2012 and 2011. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities during the year ended December 31, 2012.

The Company did not have any sales of unregistered securities during the year ended December 31, 2012.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd. (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and its equity investment in an affiliate, namely Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Nanchang, Yangzhou, Nanjing, Chongqing, Wuhan, Linyi and Shangqiu

In mid-2011, we established a project company in Wuhan in which we have 49% stake. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. Phase 2 construction is in process and we tentatively plan to begin Phase 2 sales in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2.

In January 2012, we established Linyi Shang Yang Real Estate Development (“LYSY”) with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and to date have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are currently in the process of applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

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

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Topic 820 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with U.S.GAAP and IFRSs. This amendment did not require additional fair value measurements. ASU 2011-04 became for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 became for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the collection of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

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

The Company accounts for underwriting sales in accordance with the ASC 976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). The commission revenue on underwriting sales is recognized when the sales have been consummated, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

All revenues represent gross revenues less sales and business tax.

Real Estate Property under Development

Real estate property under development, which consists of residential unit sites and commercial and residential unit sites under development, is stated at the lower of carrying amounts or fair value less selling costs.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales value of units to the estimated total sales value times the total project costs.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs. For amenities retained by the Company, costs in excess of the related fair value of the amenity are also treated as common costs. Results of operations of amenities retained by the Company are included in current operating results.

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

For the years ended December 31, 2012 and 2011, the Company had not recognized any impairment for real estate property under development.

Impairment of Long-lived Assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 30, 2012 and 2011.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2012 and 2011

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries in the PRC from local governments.

In recognizing the benefit of government subsidies in accordance with U.S. GAAP, the Company considers intended use of and restrictions of the subsidy, the requirements for the receipt of funds, and whether or not the incentive is given for immediate financial support, or to encourage activities such as land development in specified area. Each grant is evaluated to determine the propriety of classification on the consolidated statements of operations and consolidated balance sheets. Those grants that are substantively reimbursements of specified costs are matched with those costs and recorded as a reduction in costs. Those benefits that are more general in nature or driven by business performance measures are classified as revenue.

During the years ended December 31, 2012 and 2011, the Company received refundable government subsidies of $5,252,173 and $0, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2012 with comparisons to the historical year ended December 31, 2011.

Revenue

The following table shows the detail for net revenues by line of business:

	Year ended December 31,
	2012	% to total	2011	% to total	% change
Agency sales	4,928,276	57.78	5,955,431	66.37	(17.25)
Property management	2,072,136	24.29	2,376,327	26.49	(12.80)
Underwriting sales	1,529,578	17.93	640,778	7.14	138.71
Net revenue	8,529,990	100.00	8,972,536	100.00	(4.93)

The net revenues for 2012 were $8,529,990 which decreased by 4.93% from $8,972,536 for 2011. In 2012, agency sales represented 57.78% of the total net revenues, property management represented 24.29%, and underwriting sales of 17.93%. The decrease in 2012 was mainly due to the decrease in our property management revenue, which is partially offset by the increase in revenue from underwriting sales.

Agency sales

In 2012, 57.78% of our net revenue was derived from agency sales, which were from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2011, net revenue of agency sales in 2012 decreased by 17.25%.

Government policies enacted in 2011 aiming to cool real estate prices affected many businesses in the real estate industry. This effect is evident in the decrease in our agency sales and the effect continued in 2012 and to date. We are continually seeking stable growth in our agency sales business in 2013. However, there can be no assurance that we will be able to do so.

Underwriting Sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiate with a developer for an underwriting price that is as low as possible, with the guarantee that all or a majority of the units will be sold by a specific date. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that if there is any unsold unit on the expiration date of the agreement, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as investments.

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC 967-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. The deposit method has been used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we have agreed with certain buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2012, 119 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 89% of the total area subject to these lease commitments.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2013 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Year ended December 31,
	2012	% to total	2011	% to total	% change
Agency sales	2,501,508	51.11	3,505,959	56.26	(28.65)
Property management	2,042,963	41.74	2,611,091	41.90	(21.76)
Underwriting sales	350,362	7.15	114,212	1.84	206.76
Cost of revenues	4,894,833	100.00	6,231,262	100.00	(21.45)

The cost of revenues for 2012 was $4,894,833; this was a decrease of 21.45% from $6,231,262 in 2011. In 2012, agency sales represented 51.11% of total cost of revenues, property management represented 41.74% and underwriting sales represented 7.15%. The decrease in cost of revenues in 2012 was mainly due to the decrease in our agency sales and property management revenue thereby incurring lower cost of revenues.

Agency sales

As compared with 2011, cost of revenue of agency sales in 2012 decreased by 28.65%. The primary reason for the change was the decreased business thereby decreasing our marketing cost by $727,882.

Underwriting Sales

The cost of underwriting sales represents selling cost, such as staff costs and advertising expenses, associated to the underwriting sales.

Property management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we have agreed with certain buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of December 31, 2012, 119 sub-leasing agreements have been signed and the area of these sub-leasing agreements represented 89% of the total area subject to these lease commitments. We expect that these properties will be leased out in 2013; the gross margin will be improved. However, no assurance can be given that this will be the case.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years ended December 31,
	2012	% to total	2011	% to total	% change
Agency sales	1,156,996	82.54	908,228	87.14	27.39
Property management	131,608	9.39	134,013	12.86	(1.79)
Real estate development	113,055	8.07	-	~~-~~	~~-~~
Operating expenses	1,401,659	100.00	1,042,241	100.00	34.49

The operating expenses of 2012 were $1,401,659, which increased by 34.49% from $1,042,241 in 2011. In 2012, the expenses pertaining to agency sales represented 82.54% of the total operating expenses, property management represented 9.39% and real estate development represented 8.07%. The increase in operating expenses in 2012 was mainly due to the increase in our agency sales expenses and the new real estate development business.

Agency sales

When compared to 2011, the operating expenses for agency sales in 2012 increased 27.39%. The primary reason for the increase in 2012 was the increase in staff costs and consulting expense, including expenses related to possible expansion and new projects

Property management

When compared to 2011, the operating expenses for property management in 2012 decreased 1.79%. A decrease in office supplies contributed to the decrease in expense for our property management operation.

Real estate development

During the year ended December 31, 2012, we commenced our operations of property development and incurred $113,055 in operating expense in our real estate development. The expenses were mainly marketing and strategic planning expenses of $59,152 and $41,199 respectively.

General and Administrative Expenses

The general and administrative expenses in 2012 were $3,345,635, increasing 32.54% from $2,524,221 in 2011. The primary reason for the increase was the increase in marketing and planning expense.

Operating Loss

In 2012, we had an operating loss of $1,112,137, an increased loss from $825,188 in 2011. The increase in loss was due to ~~a~~ lower net revenues and a higher general and administrative expense compared to 2011.

Interest Income

Interest income increased from $13,775 in 2011 to $239,079 in 2012. The increase was mainly due to the interest income of $177,295 charged to-WHYYL for 2012.

Interest Expenses

When compared to 2011, the interest expense in 2012 increased 60% to $2,420,375, due to the higher balances of bank loans, promissory notes payable and amounts due from directors.

Major Related Party Transactions

Amount due to directors

The amounts due to directors for December 31, 2012 were $7,707,172. The amounts due are as follows:

Amount due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2012 was $7,683,507, which consists of a balance of unpaid salaries and reimbursements totaling $35,797 and advances made in 2012 together with unpaid interest totaling $7,647,710.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 18% per annum. During the year ended December 31, 2012 and 2011, the interest expense related to these advances amounted to $712,560 and $617,873, respectively.

Amount due to Lin Chao-Chin

The balance due to Lin Chao-Chin as of December 31, 2012 was $22,225, which are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2012 was $1,440, which are unsecured, interest-free and have no fixed term of repayment.

Advances to an unconsolidated affiliate

Advances to the unconsolidated affiliate, WHYYL, as of December 31, 2012 was $4,316,031. The balance bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2012, the Company recorded interest income of $177,295 related to the advances.

LIQUIDITY AND CAPITAL RESOURCES

In 2012, our principal sources of cash were revenues from our agency sales and property management businesses, new bank loans and promissory notes, and advances from directors. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans and promissory notes.

We ended the period with a cash position of $934,123.

Net cash used in the Company’s operating activities for 2012 was $13,614,572, representing an increase of $9,048,516 as compared to the cash used in operating activities for 2011. The increase was primarily attributable to the increase in cash used in real estate property under development in the amount of $20,411,691, which is partially offset by the increase cash generated from the deferred government subsidy of $5,252,173 received in 2012.

Net cash used in the Company’s investing activities was $11,285,312, representing an increase of $8,352,648 as compared to the cash used in investing activities for 2011. The increase was primarily attributable to the purchases of property and equipment of $7,309,816 in 2012.

Net cash provided by the Company’s financing activities was $24,484,683, representing an increase of $18,644,247 from 2011. This increase was primarily attributable to an increase in bank loans, proceeds from promissory note and advances from directors, and capital contribution from non-controlling interests of new consolidated subsidiaries.

The cash needs for 2013 will be for the repayments of bank notes, promissory notes, payments for rental guarantee payments, and funds required to finance promissory deposits for various future property projects and the Company’s real estate development projects.

If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions and affiliates, as we have done previously, but there can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity that are with terms satisfactory to management and our board of directors.

As of December 31, 2012, the Company had a working capital deficiency of $7,339,049, an accumulated deficit from recurring net losses for 2012 of $13,500,082 and a short-term debt obligation in the principal amount of $3,830,655 that is currently in default and obligations in the principal amount of $26,139,286 is due in 2013 or payable on demand. Included in the $26,139,286 in the short-term loan, $17,627,874 of the bank loan can be extended after the due date as explained in Note 11 to the accompany consolidated financial statements. Nevertheless, these factors raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

Indebtedness

The company’s indebtedness is described under “Note 11- Bank Loans”, “Note 12- Promissory Notes Payable, and “Note 13- Amounts due to directors~~,~~ to the Company’s accompanying consolidated financial statements for the year ended December 31, 2012 and 2011 in Item 8.

Promissory Notes - At December 31, 2012, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the principal amount of $5,845,714 bearing interest at rates varying from 7% to 15%. During the year ended December 31, 2012, the interest expense related to these promissory notes was $643,711 and the amount of interest payable in 2013 is approximately $770,000.

In addition, during 2012, the Company issued a promissory note to an unrelated third party to finance its acquisition of real estate properties in which the Company is currently headquartered. The promissory note with a principal of $6,730,779 bears interest at a rate of 7% per annum, is unsecured and repayable by a payment of $2,915,481 on August 31, 2012 and the remaining balance was due on January 31, 2013. The Company made the first repayment but has not repaid the remaining balance. As of December 31, 2012, the outstanding principal in default and unpaid interest related to this promissory note amounted to $3,853,052. The Company is currently negotiating with the note holder for an extension of the repayment date.

Bank Loans - In 2012, the Company successfully secured new revolving facility lines of credit from First Sino Bank to replace prior lines of credit. The borrowings under the new lines of credit were used to repay prior lines of credit, but the Company has borrowed the maximum amounts under these lines of credit and may not be able to borrow additional amounts from banks or financial institutions on terms acceptable to the Company.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,695,649 (RMB35,800,000) as of December 31, 2012. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the year ended December 31, 2012 was 7.6875% per annum. The facility of credit is secured by all of the Company’s properties included in property and equipment (See Note 7 to the accompanying financial statements) and the restricted cash of $1,352,318 (See Note 3 to the accompanying consolidated financial statements), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of December 31, 2012, the Company had outstanding loan balances of $5,695,649 (RMB35,800,000) under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,932,225 (RMB75,000,000) as of December 31, 2012. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the year ended December 31, 2012 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8 to the accompanying consolidated financial statements) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of December 31, 2012, the Company had outstanding loan balances of $11,932,225 (RMB75,000,000) under this facility line of credit.

Advances from Officers and Directors - The Company has also financed tie operations in part with advances from officers and directors. At December 31, 2012, the Company had borrowed $7,707,172 from officers and directors, including $7,683,507 from Lin Chi-Jung, our Chief Executive Officer, President and Chairman. This includes $3,259,309 borrowed from him in 2012. The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 18% per year and are payable upon demand.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	29-30

Consolidated Balance Sheets as of December 31, 2012 and 2011	31

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011	32

Consolidated Statements of Comprehensive Loss for the year ended December 31, 2012 and 2011	33

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011	34

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011	35-36

Notes to Consolidated Financial Statements	37-51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of Sunrise Real Estate Group, Inc. as of December 31, 2011 and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Kenne Ruan, CPA, P.C.

Woodbridge. CT, USA, March 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheet of Sunrise Real Estate Group, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses for the current and prior years, and significant short-term debt obligations currently in default or maturing in less than one year. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Finesse CPA, P.C.

Chicago, Illinois

May 16, 2013

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$934,123	$1,377,093
Restricted cash (Note 3)	1,352,319	1,349,014
Accounts receivable	1,883,162	1,139,843
Promissory deposits (Note 4)	1,038,899	3,543,938
Real estate property under development (Note 5)	20,493,851	-
Amount due from an unconsolidated affiliate (Note 9)	4,316,031	317,415
Other receivables and deposits, net (Note 6)	353,775	863,813
Total current assets	30,372,160	8,591,116

Property and equipment, net (Note 7)	9,303,261	2,405,829
Investment properties, net (Note 8)	6,401,469	6,920,532
Deferred tax assets (Note 15)	189,375	-
Investment in an unconsolidated affiliate (Note 9)	3,925,770	4,147,026
Other investments, net (Note 10)	-	106,180
Total assets	$50,192,035	$22,170,683

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 11)	$17,627,874	$11,109,524
Promissory notes payable (Note 12)	6,154,095	1,725,039
Accounts payable	586,935	481,741
Amounts due to directors (Note 13)	7,707,172	5,185,842
Other payables and accrued expenses (Note 14)	5,346,242	3,574,921
Other taxes payable	138,277	69,402
Income taxes payable (Note 15)	150,614	224,319
Total current liabilities	37,711,209	22,370,788

Deferred government subsidy (Note 16)	5,273,314	-
Deposits received from underwriting sales (Note 17)	1,915,229	3,091,616
Total liabilities	44,899,752	25,462,404

Commitments and contingencies (Note 20)

Shareholders’ equity (deficit)
Common stock, par value $0.01 per share; 200,000,000 shares	286,919	286,919
Authorized; 28,691,925 shares issued and outstanding as of December 31, 2012 and 2011, respectively
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 19)	782,987	782,987
Accumulated losses	(13,500,082)	(10,406,798)
Accumulated other comprehensive income	359,183	489,459
Total deficit of Sunrise Real Estate Group, Inc	(7,500,985)	(4,277,425)
Noncontrolling interests	12,793,268	985,704
Total shareholders’ equity (deficit)	5,292,283	(3,291,721)
Total liabilities and shareholders’ deficit	$50,192,035	$22,170,683

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2012	2011

Net revenues	$8,529,990	$8,972,536
Cost of revenues	(4,894,833)	(6,231,262)
Gross profit	3,635,157	2,741,274

Operating expenses	(1,401,659)	(1,042,241)
General and administrative expenses	(3,345,635)	(2,524,221)
Operating loss	(1,112,137)	(825,188)

Other income (expenses)
Interest income	239,079	13,775
Interest expense	(2,420,375)	(1,514,782)
Reversal of overprovided sales taxes in prior years	-	222,487
Miscellaneous	39,156	19,405
Total other expenses	(2,142,140)	(1,259,115)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(3,254,277)	(2,084,303)
Income tax benefit (Note 15)	13,518	930,154
Equity in net loss of an unconsolidated affiliate, net of income taxes	(230,490)	-
Net loss	(3,471,249)	(1,154,149)
Less: Net loss (profit) attributable to non-controlling Interests	377,965	(262,673)
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(3,093,284)	$(1,416,822)

Loss per share – basic and fully diluted	$(0.11)	$(0.05)

Weighted average common shares outstanding - Basic and fully diluted	28,691,925	26,191,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF AND COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2012	2011

Net loss	$(3,471,249)	(1,154,149)

Other comprehensive income (loss) - Foreign currency translation adjustment	91,484	(42,870)

Total comprehensive loss	(3,379,765)	(1,197,019)
Less: Comprehensive loss (income) attributable to non-controlling interests	156,205	(262,673)

Total comprehensive loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(3,223,560)	$(1,459,692)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Accumulated		Total
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Accumulated Losses	Other Comprehensive Income	Non- controlling Interests	Shareholders’ (Deficit) Equity

Balance, January 1, 2011	23,691,925	$236,919	$3,620,008	$782,987	$(8,989,976)	$532,329	$1,158,188	$(2,659,545)
Issuance of shares (Note 18)	5,000,000	50,000	950,000	-	-	-	19,045	1,019,045
Net (loss) profit	-	-	-	-	(1,416,822)	-	262,673	(1,154,149)
Cash dividends paid to
non-controlling interests	-	-	-	-	-	-	(454,202)	(454,202)
Translation of foreign
Operations	-	-	-	-	-	(42,870)	-	(42,870)
Balance, December 31, 2011	28,691,925	286,919	4,570,008	782,987	(10,406,798)	489,459	985,704	(3,291,721)
Net loss	-	-	-	-	(3,093,284)	-	(377,965)	(3,471,249)
Capital contribution from
non-controlling interests
of new consolidated
subsidiaries	-	-	-	-	-	-	12,020,975	12,020,975
Cash dividends paid to
Non-controlling interests	-	-	-	-	-	-	(57,206)	(57,206)
Translation of foreign
operations	-	-	-	-	-	(130,276)	221,760	91,484
Balance, December 31, 2012	28,691,925	$286,919	$4,570,008	$782,987	$(13,500,082)	$359,183	$12,793,268	$5,292,283

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(3,471,249)	$(1,154,149)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	990,401	926,330
Gain on disposal of property and equipment	16,541	21,052
Impairment loss on other investments	136,060	-
Impairment loss on other receivables	110,512	-
Equity in net loss of an unconsolidated affiliate	230,490	-
Changes in assets and liabilities
Accounts receivable	(737,557)	(847,162)
Promissory deposits	2,503,644	(2,291,661)
Real estate property under development	(20,411,691)	-
Other receivables and deposits	429,589	(454,375)
Deferred tax assets	(188,616)
Accounts payable	103,597	380,865
Other payables and accrued expenses	1,777,523	(32,730)
Deposits received from underwriting sales	(1,179,216)	(526,565)
Deferred government subsidy	5,252,173	-
Interest payable on promissory notes	199,531	120,873
Interest payable on amounts due to directors	629,223	630,353
Other taxes payable	68,430	(205,796)
Income taxes payable	(73,957)	(1,133,091)
Net cash used in operating activities	(13,614,572)	(4,566,056)

Cash flows from investing activities
Acquisition of equity investment	(60,000)	-
Purchases of property and equipment	(7,309,816)	(25,655)
Proceeds from disposal of property and equipment	66,315	4,599
Increase in investment in an unconsolidated affiliate	-	(2,601,924)
Advances to an unconsolidated affiliate	(3,981,811)	(309,684)
Net cash used in investing activities	(11,285,312)	(2,932,664)

Cash flows from financing activities
Proceeds from issuance of common shares	-	1,019,045
Capital contribution from non-controlling interests of new consolidated subsidiaries	12,020,975	-
New bank loans	17,557,204	-
Repayments of bank loans	(11,092,096)	-
Advances from directors	3,275,746	3,895,300
Repayments of advances from directors	(1,406,188)	(52,509)
Proceeds from new promissory notes	7,599,132	1,206,218
Repayments of promissory notes	(3,390,857)	-
Dividend paid to non-controlling interests	(79,233)	(227,618)
Net cash provided by financing activities	24,484,683	5,840,436

Effect of exchange rate changes on cash and cash equivalents	(27,769)	61,380

Net decrease in cash and cash equivalents	(442,970)	(1,596,904)
Cash and cash equivalents at beginning of year	1,377,093	2,973,997
Cash and cash equivalents at end of year	$934,123	$1,377,093

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2012	2011

Supplemental disclosure of cash flow information
Income taxes paid	$259,039	$268,362
Interest paid	1,601,207	845,293

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. (“SRRE”) and its subsidiaries (collectively referred to as “the Company”, “our” or “us”) was incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On April 25, 2006, Sunrise Estate Development Group, Inc. filed Articles of Amendment with the Texas Secretary of State, changing the name of Sunrise Real Estate Development Group, Inc. to Sunrise Real Estate Group, Inc., effective from May 23, 2006.

As of December 31, 2012, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

CY-SRRE was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. SHXJY was established in the People’s Republic of China (the “PRC”) on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, SZXJY in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY.

LRY was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, SHSY in the PRC as a limited liability company.

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

On January 10, 2005, LRY and a PRC third party established a subsidiary, SZGFH, a limited liability company in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH.

On November 24, 2006, CY-SRRE, SHXJY, a shareholder of SZXJY and a third party established a subsidiary, SZSY in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the shareholder of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the shareholder of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of its 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% voting rights in SZSY.

On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY.

In January 2011, SYSY acquired 49% equity interest in a project company in the PRC, WHYYL to expand its operations to real estate development business. WHYYL is developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with an estimated construction period of 3 years. The Company accounts for this investment using the equity method.

On October 13, 2011, SHXJY, four individual investors and an unrelated company established a project company in the PRC, namely LYSY to develop villa-style residential housing buildings with an estimated construction period of 4 years. SHXJY holds 24% equity interest in LYSY. At the date of its incorporation, SRRE and an individual shareholder holding 51% equity interest in LYSY entered into a voting agreement that the Company is entitled to exercise the voting right of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and considers LYSY as a subsidiary of the Company.

On March 6, 2012, SHXJY established a subsidiary in the PRC, LYRL. The equity interest in LYRL is held by three Chinese individual in trust for SHXJY. At the date its incorporation, SHXJY transferred its 24% equity interest in LYSY to LYRL.

The principal activities of the Company are property brokerage services, including property marketing, leasing and management services; and real estate development in the PRC.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated financial statements include the financial statements of Sunrise Real Estate Group, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

Investments in business entities, in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2012, the Company has a working capital deficiency, accumulated deficit from recurring net losses for the current and prior years, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed. If events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). It clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, promissory deposits, amount due from an unconsolidated affiliate, other receivables and deposits, deferred tax assets, bank loans, promissory notes payable, accounts payable, amounts due to directors, other payables and accrued expenses, other taxes payable and income taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the deposits received from underwriting sales approximate their carrying amounts because the deposits were received in cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables and deposits. The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors relevant to determining the credit risk of specific customers. The amount of receivables ultimately not collected by the Company has generally been consistent with management's expectations and the allowance established for doubtful accounts.

Major Customers

During the years ended December 31, 2012 and 2011, there was no customer that accounted for more than 10% of our net revenue

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less.

The Company maintains cash and cash equivalents with various banks in the PRC which are not insured or otherwise protected. Should any of these banks holding the Company’s cash deposits become insolvent, or if the Company is otherwise unable to withdraw funds for any reason, the Company could lose the cash on deposit with that particular bank.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is U.S. dollars (“$”) and their financial records are maintained and the financial statements prepared in U.S. dollars. The functional currency of the Company’s subsidiaries and affiliate in China is Renminbi (“RMB”) and their financial records and statements are maintained and prepared in RMB.

Foreign currency transactions during the year are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at year-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

The financial statements of the Company’s operations based outside of the United States have been translated into U.S. dollars in accordance with ASC 830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into U.S. dollars, year-end exchange rates are applied to the consolidated balance sheets, while average exchange rates as to revenues and expenses are applied to consolidated statements of operations. The effect of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates as of December 31, 2012 and December 31, 2011 are $1: RMB6.2855 and $1: RMB6.3009, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transaction must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rate used in translation.

Real Estate Property under Development

Real estate property under development, which consists of residential unit sites and commercial and residential unit sites under development, is stated at the lower of carrying amounts or fair value less selling costs.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales value of units to the estimated total sales value times the total project costs.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs. For amenities retained by the Company, costs in excess of the related fair value of the amenity are also treated as common costs. Results of operations of amenities retained by the Company are included in current operating results.

In accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the assets is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

For the years ended December 31, 2012 and 2011, the Company had not recognized any impairment for real estate property under development.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

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

Investment Properties, net

Investment properties are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over their respective estimated useful lives of 20 years.

Significant additions that extend property lives are capitalized and are depreciated over their respective estimated useful lives. Routine maintenance and repair costs are expensed as incurred.

Impairment of Long-lived Assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“ASC 360”), the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2012 and 2011.

Long Term Investments

The Company accounts for long term investments in equities as follows.

Investment in Unconsolidated affiliates

Affiliates are entities over which the Company has significant influence, but which it does not control. The Company generally considers an ownership interest of 20% or higher to represent significant influence. Investments in unconsolidated affiliates are accounted for by the equity method of accounting. Under this method, the Company’s share of the post-acquisition profits or losses of affiliates is recognized in the income statement and its shares of post-acquisition movements in other comprehensive income are recognized in other comprehensive income. Unrealized gains on transactions between the Company and its affiliates are eliminated to the extent of the Company’s interest in the affiliates; unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

When the Company’s share of losses in an affiliate equals or exceeds its interest in the affiliate, the Company does not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the affiliate.

The Company is required to perform an impairment assessment of its investments whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. The Company recorded any impairment losses in any of the periods reported.

Other Investments

Where the Company has no significant influence, the investment is classified as other assets in the balance sheet and is carried under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible. The Company periodically evaluates the carrying value of its investment under the cost method and any decline in value is included in impairment of cost of the investment.

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries in the PRC from local governments.

In recognizing the benefit of government subsidies in accordance with U.S. GAAP, the Company considers intended use of and restrictions of the subsidy, the requirements for the receipt of funds, and whether or not the incentive is given for immediate financial support, or to encourage activities such as land development in specified area. Each grant is evaluated to determine the propriety of classification on the consolidated statements of operations and consolidated balance sheets. Those grants that are substantively reimbursements of specified costs are matched with those costs and recorded as a reduction in costs. Those benefits that are more general in nature or driven by business performance measures are classified as revenue.

During the year ended December 31, 2012 and 2011, the Company received refundable government subsidy of $5,252,173 and $0, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy.

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

The Company accounts for underwriting sales in accordance with ASC 976-605 “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). The commission revenue on underwriting sales is recognized when sales have been consummated, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

All revenues represent gross revenues less sales and business tax.

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2012 and 2011 were net loss and foreign currency translation adjustments.

Net Earnings (Loss) per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

Advertising expenses

Advertising costs are expensed as incurred. For the years ended December 31, 2012 and 2011, the Company recorded advertising expenses of $60,480 and $2,007, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2012 and 2011

Reclassifications

We have reclassified certain items in the consolidated financial statements for prior periods to be comparable with the classification for the year ended December 31, 2012.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, Topic 820 - Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) (“ASU 2011-04”). The amendments establish common requirements for measuring fair value and related disclosures in accordance with U.S.GAAP and IFRSs. This amendment did not require additional fair value measurements. ASU 2011-04 became for the first interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220 - Comprehensive Income: Presentation of Comprehensive Income (“ASU 2011-05”). The amendments eliminate the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders' equity, require consecutive presentation of the statement of net income and other comprehensive income and require reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”) to defer the effective date of the provision requiring entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, the remaining requirements of ASU 2011-05 became for the first interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Topic 350 - Intangibles - Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), which amends current guidance to allow a company to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The amendment also improves previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 became for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 will be effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of December 31, 2012 and 2011, the Company held cash deposits of $1,352,319 and $1,349,014, respectively, as security for its bank loans (see Note 11). These balances are subject to withdrawal restrictions and are not covered by insurance.

NOTE 4- PROMISSORY DEPOSITS

	December 31,	December 31,
	2012	2011

Promissory deposits paid to property developers (Note a)	$1,038,899	$1,226,809
Auction deposit (Note b)	-	2,317,129
	$1,038,899	$3,543,938

(a)	Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances are unsecured, interest free and recoverable on completion of the respective projects.

(b)	In the year ended December 31, 2011, the Company paid an auction deposit of $2,317,129 in relation to its property development project in Linyi, the PRC. During the year ended December 31, 2012, the Company has acquired the related land use right and the deposit has been returned to the Company.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiemen Road and Hongkong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site in the first quarter of 2012, and commenced construction of this project in mid 2012.

As of December 31, 2012, land use rights included in real estate property under development totaled $11,531,286.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2012	2011

Advances to staff	$40,477	$65,632
Rental deposits	44,154	99,927
Prepayment related to Linyi Project	-	482,219
Other receivables	269,144	216,035
	$353,775	$863,813

Other receivables and deposits as of December 31, 2012 and 2011 are stated net of allowance for doubtful accounts of $73,864 and $0, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2012	2011

Furniture and fixtures	$354,446	$77,292
Computer and office equipment	281,975	242,346
Motor vehicles	761,702	789,943
Properties	9,367,650	2,399,866
	10,765,773	3,509,447
Less: Accumulated depreciation	(1,462,512)	(1,103,618)
	$9,303,261	$2,405,829

Depreciation and amortization expense for property and equipment amounted to $454,382 and $402,545 for the years ended December 31, 2012 and 2011, respectively.

All properties as of December 31, 2012 and 2011 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 8 – INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2012	2011

Investment properties	$9,851,376	$9,827,298
Less: Accumulated depreciation	(3,449,907)	(2,906,766)
	$6,401,469	$6,920,532

Depreciation and amortization expense for investment properties amounted to $536,019 and $523,785 for the years ended December 31, 2012 and 2011, respectively.

All investment properties as of December 31, 2012 and 2011 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

In January 2011, the Company invested $4,147,027 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. WHYYL is developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over their activities.

As of December 31, 2012, the investment in WHYYL was $4,316,031, which included its equity in net loss of WHYYL, net of income taxes, totaling $230,490 for the year. The following table sets forth the financial information of WHYYL.

	For the year ended December 31,
	2012	2011

Revenues	$-	$-

Net loss	$470,387	$-

	December 31,	December 31,
	2012	2011

Current assets	$19,387,419	$8,663,870
Non-current assets	298,872	-
Total assets	19,686291	8,663,870

Current liabilities	11,674,515	-
Total equity	$8,011,776	$8,663,870

As of December 31, 2012, the Company has a balance of $4,316,031 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2012, the Company recorded interest income of $177,295 from WHYYL.

During the year ended December 31, 2012 and 2011, the Company had no impairment loss for investment in an unconsolidated affiliate.

NOTE 10 – OTHER INVESTMENTS, NET

As of December 31, 2012 and 2011, investments accounted using the cost method consist of various companies engaging in real estate agency or property related services.

During the year ended December 31, 2012 and 2011, the Company recorded no income from its other investments, and recorded allowances of impairment loss on other investments of $136,060 and $0, respectively.

NOTE 11 – BANK LOANS

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,695,649 (RMB35,800,000) as of December 31, 2012. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the year ended December 31, 2012 was 7.6875% per annum. The facility of credit is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $1,352,318 (See Note 3), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of December 31, 2012, the Company had outstanding loan balances of $5,695,649 (RMB35,800,000) under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,932,225 (RMB75,000,000) as of December 31, 2012. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the year ended December 31, 2012 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of December 31, 2012, the Company had outstanding loan balances of $11,932,225 (RMB75,000,000) under this facility line of credit.

In November 2009, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $8,750,298 (RMB55,000,000) as of December 31, 2012. The borrowings under this facility bear interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The average interest rate for the year ended December 31, 2011 was 7.5440% per annum. The facility of credit was secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $872,891 (RMB5,500,000) (See Note 3), and was guaranteed by a director of the Company and an unrelated company, and matures on November 30, 2013. Borrowings under this facility are renewable for a period not longer than 12 months and are due not later than November 30, 2013. As of December 31, 2012 and 2011, the Company had outstanding balances of $0 and $8,728,912, respectively.

In March 2010, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $2,386,445 (RMB15,000,000) as of December 31, 2012. The borrowings under this facility bear interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The average interest rate for the year ended December 31, 2011 was 7.5440% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and the restricted cash of $477,289 (RMB3,000,000) (See Note 3), and was guaranteed by a director of the Company and an unrelated company, and matured on January 31, 2013. Borrowings under this facility are renewable for a period not longer than 3 months and are due not later than April 30, 2013. As of December 31, 2012 and 2011, the Company had outstanding balances of $0 and $2,380,612, respectively.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. One of these promissory notes with outstanding balances of $3,853,052 as of December 31, 2012 has matured on January 31, 2013 and is currently in default.

During 2012, the Company issued a promissory note to an unrelated third party to finance its acquisition of real estate properties for the use as the Company’s headquarter. The promissory note with a principal of $6,730,779 bears interest at a rate of 7% per annum, is unsecured and repayable by a payment of $2,915,481 on August 31, 2012 and the remaining balance on January 31, 2013. The Company had made the first repayment but has not repaid the remaining balance. As of December 31, 2012, the outstanding principal in default and unpaid interest related to this promissory note amounted to $3,853,052. The Company is currently negotiating with the note holder for an extension of the repayment date.

The promissory note with a principal of $300,000 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2012 and 2011, the outstanding principal and unpaid interest related to this promissory note amounted to $307,500 and $330,000, respectively.

The promissory note with a principal of $843,211 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2012 and 2011, the outstanding principal and unpaid interest related to this promissory note amounted to $1,088,219 and $883,207, respectively.

The promissory note with a principal of $158,707 bears interest at a rate of 15% per annum, was unsecured and had no fixed term of repayment. As of December 31, 2011, the outstanding principal and unpaid interest related to this promissory note amounted to $158,707. The Company has fully repaid this promissory note during the year ended December 31, 2012..

The promissory note with a principal of $317,415 born interest at a rate of 15% per annum, was unsecured and had no fixed term of repayment. As of December 31, 2011, the outstanding principal and unpaid interest related to this promissory note amounted to $353,125. The Company has fully repaid this promissory note during the year ended December 31, 2012.

During 2012, the Company issued a promissory note with a principal of $792,293 to an unrelated party. This promissory note bear interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2012, the outstanding principal and accrued interest related to this promissory note amounted to $905,324.

During the year ended December 31, 2012 and 2011, the interest expense related to these promissory notes was $643,711 and $133,352, respectively.

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2012	2011

Lin Chi-Jung	$7,683,507	$5,153,025
Lin Chao-Chin	22,225	27,109
Lin Hsin-Hung	1,440	5,708
	$7,707,172	$5,185,842

(a)	The balance due to Lin Chi-Jung consists of a balance of unpaid salaries and reimbursements totaling $35,797 (2011: $17,854) and advances together with unpaid interest totaling $7,647,710 (2011: $5,035,171).

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 18% per annum. During the year ended December 31, 2012 and 2011, the interest expense related to these advances amounted to $712,560 and $617,873, respectively.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

During the year ended December 31, 2012 and 2011, the advances from directors were $3,275,746 and $3,895,300, respectively; the repayments of advances from directors were $1,406,188 and $52,509, respectively.

NOTE 14 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2012	2011

Accrued staff commission and bonus	$890,419	$772,669
Rental deposits received	945,309	956,455
Customer deposits	1,217,087	1,190,306
Advances from unrelated parties	1,288,680	-
Dividend payable to noncontrolling interests	237,582	254,826
Accrued expenses	346,861	87,149
Other payables	420,304	313,516
	$5,346,242	$3,574,921

Advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 15 – INCOME TAX PAYABLE

Sunrise Real Estate Group, Inc. and its subsidiaries in the British Virgin Islands and the Cayman Islands do not generate any income and therefore are not subject to income taxes in the U.S., the British Islands or the Cayman Islands. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in the year ended December 31, 2012 and 2011.

Income tax benefit consists of

	Year ended December 31,
	2012	2011
PRC
Current tax	$175,458	$(930,154)
Deferred tax benefit	(188,616)	-
Total income tax benefit	$(13,158)	$(930,154)

Income taxes represent current PRC income taxes, which are calculated at the applicable statutory income tax rate on the assessable income for the years ended December 31, 2012 and 2011. A reconciliation of the provision for income taxes, with amounts determined by applying the PRC statutory income tax rate to loss before income taxes, is as follows:

	Year ended December 31,
	2012	2011

Provision for income tax benefit at PRC statutory tax rate of 25%	$(813,569)	$(521,076)
Permanent differences	55,274	(102,724)
Under (Over)-provision for income tax in prior years	7,168	(954,841)
Change in valuation allowance	737,609	648,487
Total income tax benefit	$(13,158)	$(930,154)

	December 31,	December 31,
	2012	2011
Details of deferred taxes
Deferred tax assets:
Deferred gain from underwriting sales	$131,668	$308,126
Net operating losses carryforwards	2,928,970	2,748,808
	3,060,638	3,056,934
Less: Valuation allowance	(2,871,263)	(3,056,934)
Total deferred tax assets, net – Non-current	$189,375	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, management believes that the deferred tax assets amounting to $2,871,263 and $3,056,934 resulting from net operating loss carry forwards and deferred gain from underwriting sales as of December 31, 2012 and 2011, respectively, are not more likely than not to be realized.

The Company adopted ASC 740-10-25 Accounting for Uncertainty in Income Taxes and such adoption did not have any material impact on the accompanying consolidated financial statements. The Company is subject to income taxes in the PRC. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company’s tax filings are subject to the PRC tax bureau’s examination for a period up to 5 years. The Company is not currently under any examination by the PRC tax bureau.

NOTE 16 – DEFERRED GOVERNEMNET SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

During the year ended December 31, 2012 and 2011, the Company received refundable government subsidies of $5,252,173 and $0, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. All the government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 17 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees using the deposit method in accordance with ASC 976-605 (formerly SFAS No.66). Revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

NOTE 18 – SHAREHOLDERS’ EQUITY

On January 1, 2011, the Company entered into a securities purchase agreement with Good Speed Services Limited, an unrelated company, pursuant to which the Company issued 2,500,000 shares of common stock of the Company at the price of $0.20 each for the aggregate cash consideration of $500,000 on June 24, 2011.

On January 22, 2011, the Company entered into a securities purchase agreement with Better Time International Limited, an unrelated company, pursuant to which the Company issued 2,500,000 shares of common stock of the Company at the price of $0.20 each for the aggregate cash consideration of $500,000 on September 30, 2011.

There were no shares issued during the year ended December 31, 2012.

NOTE 19 – STATUTORY RESERVE

According to the relevant corporation laws in the PRC, a PRC company is required to transfer at least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company PRC’s subsidiaries are required to make appropriations from after-tax profits as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriations to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholders, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2012 and December 31, 2011, the Company’s statutory reserve fund was $782,987.

NOTE 20- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the years ended December 31, 2012 and 2011 were $188,393 and $233,050, respectively.

As of December 31, 2012, the Company had the following operating lease obligations falling due.

Amount

Within one year	$89,174
Two to five years	-
$89,174

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006 and the Company had the right to sublease these properties to cover these lease commitments in the leasing periods. In 2009, we agreed with certain buyers to amend the agreed 5-year annual return rate from 8.5% to 5.8% and the agreed 8-year annual return rate from 8.8% to 6% for the remaining lease, or to terminate their lease agreements early. As of December 31, 2012, the Company has the following leasing commitment related to these properties.

Amount

Within one year	$971,062
Two to five years	255,318
$1,226,380

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. During the year ended December 31, 2012 and 2011, the Company had no significant provision for onerous contracts.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of December 31, 2012, the compensation to terminate all leasing agreements is $1,249,568. According to the sub-leasing agreements that have been signed through December 31, 2012, the rental income from these sub-leasing agreements will be $904,221 within one year and $327,279 within two to five years. However, no assurance can be given that we can collect all of the rental income.

Other commitments

As of December 31, 2012, the Company had outstanding commitments of $26,298,151 with respect to non-cancellable construction contracts for real estate development.

NOTE 21 - Segment Information

The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year ended December 31, 2012
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$8,529,990	$-	$-	$8,529,990
Cost of revenues	(4,894,833)	-	-	(4,894,833)
Gross profit	3,635,157	-	-	3,635,157

Operating expenses	(1,288,604)	(113,055)	-	(1,401,659)
General and administrative expenses	(2,407,600)	(720,091)	(217,944)	(3,345,635)
Operating loss	(61,047)	(833,146)	(217,944)	(1,112,137)

Other income (expenses)
Interest income	185,696	53,303	80	239,079
Interest expense	(2,371,218)	-	(49,157)	(2,420,375)
Miscellaneous	13,777	25,379	-	39,156
Total other (expenses) income	(2,171,745)	78,682	(49,077)	(2,142,140)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(2,232,792)	(754,464)	(267,021)	(3,254,277)
Income tax (expense) benefit	(175,098)	188,616	-	13,518
Equity in net loss of an unconsolidated affiliate	-	(230,490)	-	(230,490)
Net loss	$(2,407,890)	$(796,338)	$(267,021)	$(3,471,249)

	Year ended December 31, 2011
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$8,972,536	$-	$-	$8,972,536
Cost of revenues	(6,231,262)	-	-	(6,231,262)
Gross profit	2,741,274	-	-	2,741,274

Operating expenses	(1,042,241)	-	-	(1,042,241)
General and administrative expenses	(2,129,457)	-	(394,764)	(2,524,221)
Operating loss	(430,424)	-	(394,764)	(825,188)

Other income (expenses)
Interest income	13,775	-	-	13,775
Interest expense	(1,457,302)	-	(57,480)	(1,514,782)
Reversal of overprovided sales taxes in prior years	222,487	-	-	222,487
Miscellaneous	19,405	-	-	19,405
Total other expenses	(1,201,635)	-	(57,480)	(1,259,115)

Loss before income taxes and equity in net loss of	(1,632,059)	-	(452,244)	(2,084,303)
an unconsolidated affiliate
Income tax benefit	930,154	-	-	930,154
Equity in net loss of an unconsolidated affiliate	-	-	-	-
Net loss	$(701,905)	$-	$(452,244)	$(1,154,149)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of December 31, 2012
Real estate property under development	$-	$20,493,851	$-	$20,493,851
Total assets	24,322,419	25,813,935	55,681	50,192,035

As of December 31, 2011
Real estate property under development	$-	$-	$-	$-
Total assets	21,962,264	-	208,419	22,170,683

NOTE 22 – Subsequent Events

On January 7, 2013, the Company obtained a bank loan of $1,272,771 (RMB8,000,000) from the Bank of China, bearing interest at the rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on December 5, 2013.

On January 9, 2013 and February 1, 2013, the Company obtained advances of $1,272,771 (RMB8,000,000) and $1,081,855 (RMB6,800,000) from a director of the Company, Lin Chi-Jung. These advances are unsecured, interest-bearing at a rate of 22.20% per annum, and mature on July 9, 2013 and June 1, 2013, respectively.

In February 2013, the Company obtained additional advances of $1,113,674 (RMB7,000,000) from a director of the Company’s Lin Chi-Jung. These advances are unsecured, interest-bearing at a rate of 36.50% per annum, and matured on March 31, 2013. The Company has repaid $556,837 (RMB4,000,000) and has agreed with Lin Chi-Jung to extend the date of maturity of the remaining balance to June 30, 2013.

On February 4, 2013, the Company issued a promissory note to an unrelated party. The promissory note with a principal of $159,096 (RMB1,000,000) is unsecured, interest-bearing at a rate of 21.6% per annum, and matured on May 3, 2013. The Company has agreed with the unrelated party to extend the date of maturity to June 3, 2013.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues are instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2012 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weaknesses in the control environment of the Company. The material weaknesses are related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2012.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

—	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
—	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. GAAP, notwithstanding the material weaknesses we identified.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	53	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	63	Director
November 28, 2006	LIN HSIN-HUNG	58	Executive Director
November 23, 2004	CHEN REN	65	Director
November 23, 2004	FU XUAN-JIE	83	Director
November 23, 2004	LI XIAO-GANG	55	Director
August 23, 2005	ZHANG XI	42	Director
April 16, 2012	WANG WEN YAN	34	Chief Financial Officer

Following is biographical information for each of the seven directors consisting of the age, principal occupation, and other relevant information. The designation of "Affiliated" noted beside the director’s name indicates that the director is an officer or employee of Sunrise. The designation of “Independent” noted beside the director’s name indicates that the director is considered an independent director within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under.

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 53, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Real Estate Consultation Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 63, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 58, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 65, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 83, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 55, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Xi, Director (Independent)

Zhang Xi, age 42, was appointed an independent director on August 23, 2005, and serves as Chairman of our Audit Committee. He has a Doctorate Degree in Economics, and he is a Senior Economist, a Certified Public Accountant and a Certified Public Appraiser. He is working as a Vice President of Shanghai General Building Material Group Corporation. He has also served in Shanghai Zhonghua Audit Company as the manager of the International Department, Shanghai Zhangjiang Hi-tech Zone Development Company, Ltd. as Vice General Manager and Financial Controller, and Shanghai Zhang Jiang Semiconductor Industry Park Co., Ltd. as General Manager. The Board believes that Mr. Zhang expertise in financial auditing matters and his qualification as a CPA necessary in serving as the Chairman of our Audit Committee and as one of our independent director. Mr. Zhang is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Wang Wen Yan, CFO (Appointed on April 16, 2012)

Wang Wen Yan, age 34, is the Company’s Chief Financial Officer. Previously the financial controller, Mr. Wang, 34 years old, has been with the Company since May 2005. He was the Company’s CFO from June 17, 2008 to March 17, 2011. He worked in a real estate development company for 4 years before joining the Company. He graduated from Shanghai University with a Bachelor’s degree in accounting and has a Master’s degree at the Shanghai University of Finance and Economics.

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

Code of Ethics

On October 8, 2005, we adopted a code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person without charge, upon request, a copy of the corporate code of ethics. Any person wishing a copy should write to Alice Wang, Sunrise Real Estate Group, Inc., Building A, Floor 25, No. 638, Hengfeng Road, Shanghai, PRC 200070.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2012, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2012, 2011 and 2010 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Lin Chi-Jung	2012	72,960	-	-	-	-	-	4,505	77,465
CEO, President & Chairman	2011	87,465	-	-	-	-	-	4,393	89,686
Executive Officer of subsidiaries	2010	85,293	-	-	-	-	-	4,393	74,653

Wang Wen Yan, CFO	2012	44,279	-	-	-	-	-	929	45,208

Wang Wen Hua	2012	30,677	-	-	-	-	-	-	30,677
Interim CFO	2011	26,500	-	-	-	-	-	-	26,500
	2010	26,500	-	-	-	-	-	-	26,500

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, the number and percentage of our 28,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

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

(4) The beneficiary owner of Better Time International is Wang Chun-Chieh

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

Amounts due to directors

The amounts due to directors for December 31, 2012 were $7,707,172. The amounts due are as follows:

Amount due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2012 was $7,683,507, which consists of a balance of unpaid salaries and reimbursements totaling $35,797 and advances together with unpaid interest totaling $7,647,710.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 18% per annum. During the years ended December 31, 2012 and 2011, the interest expense related to these advances amounted to $712,560 and $617,873, respectively.

Amount due to Lin Chao-Chin

The balance due to Lin Chao-Chin as of December 31, 2012 was $22,225, which are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2012 was $1,440, which are unsecured, interest-free and have no fixed term of repayment.

Advances to an unconsolidated affiliate

Advances to an unconsolidated affiliate as of December 31, 2012 was $4,316,031. The balance bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2012, the Company recorded interest income of $177,295 related to the advances.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang, Chen Ren and Zhang Xi, constitute a majority of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Finesse CPA, P.C. (“Finesse”). As reported in our Form 8-K filed on February 21, 2013, the Company appointed Finesse as its independent accountant effective immediately. Our previous independent accountant was Kenne Ruan CPA, P.C. (“Kenne Ruan”). Set below are aggregate fees billed by Kenne Ruan for professional services rendered for the year ended December 31, 2012.

Audit Fees

The aggregate fees billed by Kenne Ruan for services rendered during the year ended December 31, 2012 are described as follows:

Fees for audit and review services amounted to $72,091 in 2012. Fees for audit and review services include the annual audit of the consolidated financial statements of the Company and its subsidiaries, and review of the Company's Quarterly Reports on Form 10-Q.

Audit-Related Fees

None.

Tax Fees

Tax fees for serviced provided for the year 2012 was $0.

All Other Fees

Kenne Ruan did not bill the Company any additional fees for professional services rendered to the Company during the fiscal year ended December 31, 2012.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.1	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.(Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Liu Zhen Yu, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Liu Zhen Yu, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO. (Incorporated by reference from Form 8-K dated March 27, 2012)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: May 22, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	May 22, 2013
Lin Chi-Jung	and Director

/s/ Wang Wen Yen	Chief Financial Officer	May 22, 2013
Wang Wen Yen

/s/ Lin Chao-Chin	Director	May 22, 2013
Lin Chao-Chin

/s/ Lin Hsin Hung	Director	May 22, 2013
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	May 22, 2013
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	May 22, 2013
Li Xiao-Gang

/s/ Chen Ren	Director	May 22, 2013
Chen Ren

/s/ Zhang Xi	Director	May 22, 2013
Zhang Xi

