Form 10-Q
period 2013-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2013-06-07
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 3, 2013 – 28,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$1,466,300	$934,123
Restricted cash (Note 3)	877,347	1,352,319
Accounts receivable	894,556	1,883,162
Promissory deposits (Note 4)	1,052,816	1,038,899
Real estate property under development (Note 5)	22,372,574	20,493,851
Amount due from an unconsolidated affiliate (Note 9)	4,008,245	4,316,031
Other receivables and deposits, net (Note 6)	714,924	353,775

Total current assets	31,386,762	30,372,160

Property and equipment, net (Note 7)	9,177,280	9,303,261
Investment properties, net (Note 8)	6,284,157	6,401,469
Deferred tax assets (Note 15)	205,675	189,375
Investment in an unconsolidated affiliate (Note 9)	3,742,943	3,925,770

Total assets	$50,796,817	$50,192,035

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$18,950,693	$17,627,874
Promissory notes payable (Note 11)	7,241,512	6,154,095
Accounts payable	510,650	586,935
Amounts due to directors (Note 12)	9,458,561	7,707,172
Other payables and accrued expenses (Note 13)	3,905,634	5,346,242
Other taxes payable	78,739	138,277
Income taxes payable	6,034	150,614

Total current liabilities	40,151,823	37,711,209

Deferred government subsidy (Note 14)	5,292,063	5,273,314
Deposits received from underwriting sales (Note 15)	1,368,104	1,915,229

Total liabilities	46,811,990	44,899,752

Commitments and contingencies (Note 17)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares	286,919	286,919
Authorized; 28,691,925 shares issued and outstanding as of
March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 16)	782,987	782,987
Accumulated losses	(14,704,335)	(13,500,082)
Accumulated other comprehensive income	354,732	359,183

Total deficit of Sunrise Real Estate Group, Inc	(8,709,689)	(7,500,985)
Non-controlling interests	12,694,516	12,793,268

Total shareholders’ equity	3,984,827	5,292,283

Total liabilities and shareholders’ equity	$50,796,817	$50,192,035

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2013	2012
		(Restated)
Net revenues	$2,113,429	$1,719,535
Cost of revenues	(1,163,939)	(1,148,887)

Gross profit	949,490	570,648

Operating expenses	(312,924)	(284,220)
General and administrative expenses	(1,051,759)	(1,035,876)

Operating loss	(415,193)	(749,448)

Other income (expenses)
Interest income	157,948	3,398
Interest expense	(915,147)	(491,451)
Miscellaneous	15,311	34,014

Total other expenses	(741,888)	(454,039)

Loss before income taxes and equity in net loss of
an unconsolidated affiliate	(1,157,081)	(1,203,487)

Income tax benefit (expense)	15,781	(15,675)
Equity in net loss of an unconsolidated affiliate, net of
income taxes	(193,022)	(165,042)

Net loss	(1,334,322)	(1,384,204)
Less: Net loss attributable to non-controlling
interests	130,069	294,514
Net loss attributable to shareholders of Sunrise Real
Estate Group, Inc.	$(1,204,253)	$(1,089,690)

Loss per share – basic and fully diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925	28,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2013	2012
		(Restated)
Net Loss	$(1,334,322)	$(1,384,204)

Other comprehensive income
- Foreign currency translation adjustment	26,866	6,729

Total comprehensive loss	(1,307,456)	(1,377,475)
Less: Comprehensive loss attributable to
non-controlling interests	98,752	285,444

Total comprehensive loss attributable to shareholders
of Sunrise Real Estate Group, Inc.	$(1,208,704)	$(1,092,031)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities		(Restated)
Net loss	$(1,334,322)	$(1,384,204)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	284,450	240,581
Equity in net loss of an unconsolidated affiliate	193,022	165,042
Changes in operating assets and liabilities
Accounts receivable	992,564	(58,226)
Promissory deposits	(11,155)	-
Real estate property under development	(1,822,566)	(1,081,989)
Other receivables and deposits	(359,839)	(8,289,216)
Deferred tax assets	(15,781)	-
Accounts payable	(77,759)	(17,231)
Other payables and accrued expenses	(1,374,024)	(169,516)
Deposits received from underwriting sales	(551,625)	(131,201)
Deferred government subsidy	-	1,832,756
Interest payable on promissory notes	114,734	75,004
Interest payable on amounts due to directors	(665,718)	245,026
Other taxes payable	(59,843)	(47,494)
Income taxes payable	(144,829)	(200,039)

Net cash used in operating activities	(4,832,691)	(8,820,707)

Cash flows from investing activities
Acquisition of equity investment	-	(60,000)
Purchases of property and equipment	(50,748)	(64,041)
Decrease in restricted cash	478,057	-
Repayment of advances to an unconsolidated affiliate	318,884	-

Net cash provided by (used in) investing activities	746,193	(124,041)

Cash flows from financing activities
Capital contribution from non-controlling interests	-	10,568,471
of new consolidated subsidiaries
New bank loan	1,274,819	-
Advances from directors	4,345,689	53,835
Repayments of advances from directors	(1,950,536)	-
Proceeds from new promissory notes	956,114	869,882
Dividend paid to non-controlling interests	(79,233)	-

Net cash provided by financing activities	4,546,853	11,492,188

Effect of exchange rate changes on cash and
cash equivalents	71,822	15,987

Net increase in cash and cash equivalents	532,177	2,563,427
Cash and cash equivalents at beginning of period	934,123	1,377,093
Cash and cash equivalents at end of period	$1,466,300	$3,940,520

Supplemental disclosure of cash flow information
Income taxes paid	$144,830	$215,900
Interest paid	1,429,348	158,974

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. “SRRE” was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE together with its subsidiaries and equity investment described below is collectively referred to as “the Company”, “our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services; and real estate development in the People’s Republic of China (the “PRC”).

As of March 31, 2013 and December 31, 2012, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012, and the cash flows for the three months ended March 31, 2013 and 2012. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The condensed consolidated financial statements include the financial statements of Sunrise Real Estate Group, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

Investments in business entities, in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2013, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is U.S. dollars (“$”) and their financial records are maintained and the financial statements prepared in U.S. dollars. The functional currency of the Company’s subsidiaries and affiliate in China is Renminbi (“RMB”) and their financial records and statements are maintained and prepared in RMB.

Foreign currency transactions during the period are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gain and loss resulting from foreign currency transactions are included in the condensed consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at period-end exchange rates. All exchange differences are dealt with in the condensed consolidated statements of operations.

The financial statements of the Company’s operations based outside of the United States have been translated into U.S. dollars in accordance with ASC 830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into U.S. dollars, period-end exchange rates are applied to the condensed consolidated balance sheets, while average exchange rates as to revenues and expenses are applied to condensed consolidated statements of operations. The effect of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates as of March 31, 2013 and December 31, 2012 are $1: RMB6.2689 and $1: RMB6.2855, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transaction must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rate used in translation.

Major Customers

There was one customer that accounted for 17% or our net revenues during the three months ended March 31, 2013, and there were two customers that accounted for 11% and 25% of our net revenues, respectively, during the months ended March 31, 2012. There were no accounts receivable from these customers as of March 31, 2013 and December 31, 2012.

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

For the three months ended March 31, 2013 and 2012, the Company had not recognized any impairment for real estate property under development.

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

Other Investments

Where the Company has no significant influence, the investment is classified as other assets in the balance sheet and is carried under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible. The Company periodically evaluates the carrying value of its investment under the cost method and any decline in value is included in impairment of cost of the investment in the condensed consolidated balance sheets.

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

The Company has received refundable government subsidy of $5,292,063 as of March 31, 2013. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy.

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

All revenues represent gross revenues less sales and business taxes.

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

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 became effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s condensed consolidated financial statements.

The FASB has issued ASU 2013-04 Topic 405 - Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of March 31, 2013 and December 31, 2012, the Company held cash deposits of $877,347 and $1,352,319, respectively, as security for its bank loans (see Note 10). These balances are subject to withdrawal restrictions and are not covered by insurance.

NOTE ~~4~~ - PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances are unsecured, interest free and recoverable on completion of the respective projects.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiemen Road and Hongkong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012.

As of March 31, 2013, land use rights included in real estate property under development totaled $11,561,821.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2013	2012

Advances to staff	$45,142	40,477
Rental deposits	55,501	44,154
Prepaid interest expense	103,480	-
Deposit related to acquisition of other investments	196,000	-
Other receivables	314,801	269,144
	$714,924	$353,775

Other receivables and deposits as of March 31, 2013 and December 31, 2012 are stated net of allowance for doubtful accounts of $74,060 and $73,864, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2013	2012

Furniture and fixtures	$355,385	$354,446
Computer and office equipment	284,597	281,975
Motor vehicles	763,718	761,702
Properties	9,392,456	9,367,650
	10,796,156	10,765,773
Less: Accumulated depreciation	(1,618,876)	(1,462,512)
	$9,177,280	$9,303,261

Depreciation and amortization expense for property and equipment amounted to $152,350 and $76,445 for the three months ended March 31, 2013 and 2012, respectively.

All properties as of March 31, 2013 and December 31, 2012 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2013	2012

Investment properties	$9,877,462	$9,851,376
Less: Accumulated depreciation	(3,593,305)	(3,449,907)
	$6,284,157	$6,401,469

Depreciation and amortization expense for investment properties amounted to $132,100 and $164,136 for the three months ended March 31, 2013 and 2012, respectively.

All investment properties as of March 31, 2013 and December 31, 2012 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

In 2011, the Company invested $4,147,027 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. WHYYL is developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over their activities.

As of March 31, 2013 the investment in WHYYL was $3,742,943, which included its equity in net loss of WHYYL, net of income taxes, totaling $404,084 as of March 31, 2013. The Company’s equity in net loss of the unconsolidated affiliate, net of income taxes, during the three months ended March 31, 2013 and 2012 amounted to $193,022 and $165,042, respectively. The following table sets forth the financial information of WHYYL.

	Three Months ended March 31,
	2013	2012

Revenues	$-	$-

Net loss	$393,922	$336,820

	March 31,	December 31,
	2013	2012

Current assets	$26,636,972	$19,387,419
Non-current assets	514,598	298,872
Total assets	27,151,570	19,686,291

Current liabilities	19,512,911	11,674,515
Total equity	$7,638,659	$8,011,776

As of March 31, 2013 and December 31, 2012, the Company has a balance of $4,008,245 and $4,316,031 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the three months ended March 31, 2013 and 2012, the Company recorded interest income of $132,063 and $0 from WHYYL, respectively.

During the three months ended March 31, 2013 and 2012, the Company had no impairment loss for investment in an unconsolidated affiliate.

NOTE 10 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,276,141 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on December 5, 2013. As of March 31, 2013, the outstanding balance of this loan was $1,276,141.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,710,731 (RMB35,800,000) as of March 31, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the three months ended March 31, 2013 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $877,347 as of March 31, 2013 and $1,352,319 as of December 31, 2012 (See Note 3), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of March 31, 2013 and December 31, 2012, the Company had outstanding loan balances of $5,710,731 and $5,695,649, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $11,963,821 (RMB75,000,000) as of March 31, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the three months ended March 31, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of March 31, 2012 and December 31, 2012, the Company had outstanding loan balances of $11,963,821 and $11,932,225, respectively, under this facility line of credit.

In November 2009, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $8,773,469 (RMB55,000,000) as of March 31, 2013. The borrowings under this facility bear interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The average interest rate for the three months ended March 31, 2012 was 7.5440% per annum. The facility of credit was secured by all of the Company’s properties included in property and equipment (See Note 7), and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned 3-year non-revolving facility line of credit agreement entered by the Company in April 2012.

In March 2010, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $2,392,764 (RMB15,000,000) as of March 31, 2013. The borrowings under this facility bear interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The average interest rate for the three months ended March 31, 2012 was 7.5440% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8), and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned 3-year non-revolving facility line of credit agreement entered by the Company in April 2012.

NOTE 11– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances, the promissory notes with outstanding principals of $4,638,387 and $3,853,052 are in default as of March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, the Company issued a promissory note with a principal of $159,518 (RMB1,000,000). This promissory note is unsecured, interest bearing at a rate of 21.6% per annum, and has an extended maturity on June 3, 2013. As of March 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $159,518.

During the three months ended March 31, 2013, the Company issued a promissory note with a principal of $797,588 (RMB5,000,000). This promissory note is unsecured, interest bearing at a rate of 20% per annum, and has matured on January 10, 2013. The Company is negotiating with the note holder for an extension of the repayment date. As of March 31, 2013, the outstanding principal in default and unpaid interest related to this promissory note amounted to $850,760.

The promissory note with an outstanding principal of $3,840,799 bears interest at a rate of 12% per annum, is unsecured and has matured on January 30, 2013. The Company is currently negotiating with the note holder for an extension of the repayment date. As of March 31, 2013 and December 31, 2012, the outstanding principal in default and unpaid interest related to this promissory noted amounted to $3,840,799 and $3,853,052, respectively.

The promissory note with a principal of $300,000 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $330,000 and $307,500, respectively.

The promissory note with a principal of $845,444 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $1,122,805 and $1,088,219, respectively.

The promissory note with a principal of $797,588 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $937,630 and $905,324, respectively.

During the three months ended March 31, 2013 and 2012, the interest expense related to these promissory notes was $231,165 and $73,218, respectively.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2013	2012

Lin Chi-Jung	$9,426,499	$7,683,507
Lin Hsin-Hung Chao-Chin	30,616	22,225
Lin Chao-Chin	1,446	1,440
	$9,458,561	$7,707,172

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances of unpaid salaries and reimbursements as of March 31, 2013 and December 31, 2012 were $35,891 and $35,797, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2013 and December 31, 2012 were $9,390,608 and $7,647,710, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum. Included in the balance as of March 31, 2013 , advances of $1,084,720 (RMB6,800,000), $478,553 (RMB3,000,000), and $1,276,141 (RMB8,000,000) were due on June 1, 2013, June 30, 2013 and July 9, 2013, respectively, and the remaining balance has no fixed term of repayment.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

During the three months ended March 31, 2013 and 2012, the interest expense related to these advances amounts to $344,567 and $245,026, respectively.

NOTE 13 - OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2013	2012

Accrued staff commission and bonus	$588,194	$890,419
Rental deposits received	950,687	945,309
Customer deposits	1,220,310	1,217,087
Advances from unrelated parties	-	1,288,680
Dividend payable to non-controlling interests	238,211	237,582
Accrued expenses	440,417	346,861
Other payables	467,815	420,304
	$3,905,634	$5,346,242

Advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy received as of March 31, 2013 and December 31, 2012 was $5,292,063 and $5,273,314, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in the condensed consolidated balance sheets.

NOTE 15 – DEPOSITS RECEIVED FROM UNDERWRTING SALES

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2013 and December 31, 2012, the Company’s statutory reserve fund was $782,987.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2013 and 2012 were $49,858 and $12,932, respectively.

As of March 31, 2013, the Company had the following operating lease obligations falling due.

Amount

Within one year	$88,560
Two to five years	46,159
$134,719

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006 and the Company had the right to sublease these properties to cover these lease commitments in the leasing periods. In 2009, we agreed with certain buyers to amend the agreed 5-year annual return rate from 8.5% to 5.8% and the agreed 8-year annual return rate from 8.8% to 6% for the remaining lease, or to terminate their lease agreements early. As of March 31, 2013, the Company has the following leasing commitment related to these properties.

Amount

Within one year	$969,809
Two to five years	19,744
$989,553

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. During the quarter ended March 31, 2013 and 2012, the Company had no significant provision for onerous contracts.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of March 31, 2013, the compensation to terminate all leasing agreements is $864,232. According to the sub-leasing agreements that have been signed through March 31, 2013, the rental income from these sub-leasing agreements will be $822,196 within one year and $195,362 within two to five years. However, no assurance can be given that we can collect all of the rental income.

Other commitments

As of March 31, 2013, the Company had outstanding commitments of $27,588,178 with respect to non-cancellable construction contracts for real estate development.

NOTE 18 - SEGMENT INFORMATION

The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, loss from operations and net loss. The following tables show the operations of the Company's operating segments:

	Three Months ended March 31, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$2,113,429	$-	$-	$2,113,429
Cost of revenues	(1,163,939)	-	-	(1,163,939)
Gross profit	949,490	-	-	949,490

Operating expenses	(301,433)	(11,491)	-	(312,924)
General and administrative expenses	(811,314)	(72,436)	(168,009)	(1,051,759)
Operating loss	(163,257)	(83,927)	(168,009)	(415,193)

Other income (expenses)
Interest income	133,959	23,989	-	157,948
Interest expense	(890,631)	-	(24,516)	(915,147)
Miscellaneous	15,311	-	-	15,311
Total other (expenses) income	(741,361)	23,989	(24,516)	(741,888)

Loss before income taxes and equity in net loss
of an unconsolidated affiliate	(904,618)	(59,938)	(192,525)	(1,157,081)

Income tax benefit	-	15,781	-	15,781
Equity in net loss of an unconsolidated affiliate, net
of income taxes	-	(193,022)	-	(193,022)
Net loss	$(904,618)	$(237,179)	$(192,525)	$(1,334,322)

	Three Months ended March 31, 2012
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$1,719,535	$-	$-	$1,719,535
Cost of revenues	(1,148,887)	-	-	(1,148,887)
Gross profit	570,648	-	-	570,648

Operating expenses	(284,220)	-	-	(284,220)
General and administrative expenses	(657,063)	(341,493)	(37,320)	(1,035,876)
Operating loss	(370,635)	(341,493)	(37,320)	(749,448)

Other income (expenses)
Interest income	2,665	679	54	3,398
Interest expense	(477,081)	-	(14,370)	(491,451)
Miscellaneous	34,014	-	-	34,014
Total other (expenses) income	(440,402)	679	(14,316)	(454,039)

Loss before income taxes and equity in net loss	(811,037)	(340,814)	(51,636)	(1,203,487)
of an unconsolidated affiliate
Income tax expense	(15,675)	-	-	(15,675)
Equity in net loss of an unconsolidated affiliate, net
of income taxes	-	(165,042)	-	(165,042)
Net loss	$(826,712)	$(505,856)	$(51,636)	$(1,384,204)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of March 31, 2013
Real estate property under development	$-	$22,372,574	$-	$22,372,574
Total assets	22,766,532	27,772,529	257,756	50,796,817

As of December 31, 2012
Real estate property under development	$-	$20,493,851	$-	$20,493,851
Total assets	24,322,419	25,813,935	55,681	50,192,035

NOTE 19 – RESTATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2012, the Company determined that it incorrectly recognized the government subsidy and overstated the equity in net loss of an unconsolidated affiliate in the condensed consolidated statement of operations.

(a)	Government subsidy

The Company recognized the government subsidy received in the condensed consolidated statement of operations for the three months ended March 31, 2012. In consideration of the intended use and restrictions of the subsidy that the subsidy is given to reimburse the land acquisition costs and certain construction cost of the Company’s real estate development project in Linyi, and is repayable if the Company fails to complete the project by the agreed date, the Company determined that the government subsidy should be deferred. As a result, the net profit attributable to non-controlling interests was decreased.

(b)	Equity in net loss of an unconsolidated affiliate

The Company’s unconsolidated affiliate charged the interest expense to its statement of operations for the three months ended March 31, 2012. The Company reconsidered the affiliate’s interest expense that was incurred in relation to the construction of a real estate development project of the affiliate, and determined that the interest expense should be capitalized as part of the project development cost. Accordingly, the Company should decrease its equity in net loss of the unconsolidated affiliate for the three months ended March 31, 2012.

(c)	Other adjustment and reclassifications

Additionally, the Company has made an immaterial adjustment to correct a consolidation error in additional paid-in capital and accumulated other comprehensive income and an error in classifying the Company’s equity in net loss of an unconsolidated affiliate as loss on disposal of property and equipment, and reclassified certain items in the condensed consolidated financial statements for the three months ended March 31, 2012 to be comparable with the classification for the three months ended March 31, 2013.

The Company has restated its condensed consolidated financial statements for the three months ended March 31, 2012 to reflect the correction of the above errors and reclassifications. The impacts of these restatements decreases the net income by $1,425,355, and results in a net loss of $1,384,204, for the three months ended March 31, 2012. Additionally, due to these restatements, the Company’s total assets and total liabilities as of March 31, 2012 increased by $407,401 and $1,832,756, respectively, while the total stockholders’ equity as of March 31, 2012 is decreased by $1,425,355.

The impacts of these restatements on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2012, its unaudited condensed consolidated statement of operations and cash flows for the three months ended March 31, 2012 are set forth below.

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
ASSETS

Current assets
Cash and cash equivalents	$3,940,520	$-		$3,940,520
Restricted cash	1,350,428	-		1,350,428
Accounts receivable	1,199,315	-		1,199,315
Promissory deposits	3,547,654	-		3,547,654
Real estate property under development	1,082,917	-		1,082,917
Amount due from a related party	7,812	(7,812	)(c)	-
Other receivables and deposit	9,161,046	7,812	(c)	9,168,858
Total current assets	20,289,692	-		20,289,692

Property and equipment, net	2,396,770	-		2,396,770
Investment properties, net	6,763,577	-		6,763,577
Investment in an unconsolidated affiliate	-	407,401	(b)	3,985,843
		3,578,442	(c)
Other investments	3,744,732	(3,578,442	)(c)	166,290
Total assets	$33,194,771	$407,401		$33,602,172

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans	$11,121,173	$-		$11,121,173
Promissory notes payable	2,681,661	-		2,681,661
Accounts payable	465,000	-		465,000
Amounts due to directors	5,493,406	-		5,493,406
Amount due to a related party	87,381	(87,381	)(c)	-
Other payables and accrued expenses	3,011,692	87,381	(c)	3,099,073
Other taxes payable	21,941	-		21,941
Income taxes payable	24,343	-		24,343
Total current liabilities	22,906,597	-		22,906,597

Deferred government subsidy	-	1,832,756	(a)	1,832,756
Deposits received from underwriting sales	2,963,544	-		2,963,544
Total liabilities	25,870,141	1,832,756		27,702,897

Shareholders’ equity
Common stock, par value $0.01 per share;	286,919	-		286,919
20,000,000 shares authorized: 28,691,925 shares
issued and outstanding
Additional paid-in capital	4,581,523	(11,515	)(c)	4,570,008
Statutory reserve	782,987	-		782,987
Accumulated losses	(11,464,028)	(439,861	)(a)	(11,496,488)
		407,401	(b)
Accumulated other comprehensive income	475,604	11,515	(c)	487,118
		(1	)(a)
Total

Total deficit of Sunrise Real Estate Group, Inc.	(5,336,995)	(32,461)		(5,369,456)
Non-controlling interests	12,661,625	(1,392,894	)(a)	11,268,731

Total shareholders’ equity	7,324,630	(1,425,355)		$5,899,275

Total liabilities and shareholders’ equity	$33,194,771	$407,401		$33,602,172

Unaudited Condensed Consolidated Statement of Operations For The Three Months Ended March 31, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Net revenues	$1,719,535	$-		$1,719,535
Cost of revenues	(1,148,887)	-		(1,148,887)
Gross profit	570,648	-		570,648

Operating expenses	(284,220)	-		(284,220)
General and administrative expenses	(1,035,876)	-		(1,035,876)
Operating loss	(749,448)	-		(749,448)

Other income (expenses)
Interest income	3,398	-		3,398
Interest expense	(491,451)	-		(491,451)
Miscellaneous	1,866,770	(1,832,756	)(a)	34,014
Total other income (expenses)	1,378,717	(1,832,756)		(454,039)

Profit (loss) before income taxes and equity in net loss of	629,269	(1,832,756)		(1,203,487)
an unconsolidated affiliate
Income tax expense	(15,675)	-		(15,675)
Equity in net loss of an unconsolidated affiliate, net
of income taxes	(572,443)	407,401	(b)	(165,042)
Net profit (loss)	41,151	(1,425,355)		(1,384,204)

Less: Net (profit) loss attributable to
non-controlling interests	(1,098,382)	1,392,896	(a)	294,514

Net loss attributable to shareholders of Sunrise Real
Estate Group, Inc.	$(1,057,231)	$(32,459)		$(1,089,690)

Loss per share – basic and fully diluted	$(0.04)	-		$(0.04)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925			28,691,925

Unaudited Condensed Consolidated Statement of Cash Flows For The Three Months Ended March 31, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities
Net profit (loss)	$41,151	$(1,832,756	)(a)	$1,384,204
		407,401	(b)
Adjustments to reconcile net profit (loss) to net cash
used in operating activities
Depreciation and amortization	240,581	-		240,581
Loss on disposal of property and equipment	572,442	(572,442	)(c)	-
Equity in net loss of an unconsolidated affiliate	-	572,442	(c)	165,042
		(407,400	)(b)
Changes in assets and liabilities
Accounts receivable	(58,226)	-		(58,226)
Real estate property under development	(1,081,989)	-		(1,081,989)
Other receivables and deposits	(8,289,216)	-		(8,289,216)
Amount due from a related party	309,670	(309,670	)(c)	-
Accounts payable	(17,231)	-		(17,231)
Other payables and accrued expenses	(479,186)	309,670	(c)	(169,516)
Deposits received from underwriting sales	(131,201)	-		(131,201)
Deferred government subsidy	-	1,832,756	(a)	1,832,756
Interest payable on promissory notes	75,004	-		75,004
Interest payable on amounts due to directors	245,026	-		245,026
Other taxes payable	(47,494)	-		(47,494)
Income taxes payable	(200,039)	-		(200,039)
Net cash used in operating activities	(8,820,708)	1	(b)	(8,820,707)

Cash flows from investing activities
Acquisition of equity investment	(60,000)	-		(60,000)
Purchases of property and equipment	(64,041)	-		(64,041)
Net cash used in investing activities	(124,041)	-		(124,041)

Cash flows from financing activities
Capital contribution from non-controlling interests	10,568,471	-		10,568,471
of new consolidated subsidiaries
Advances from directors	53,835	-		53,835
Proceeds from new promissory notes	869,882	-		869,882
Net cash provided by financing activities	11,492,188	-		11,492,188

Effect of exchange rate changes on cash and cash
Equivalents	15,988	(1	)(b)	15,987

Net decrease in cash and cash equivalents	2,563,427			2,563,427
Cash and cash equivalent at the beginning of period	1,377,093			1,377,093

Cash and cash equivalents at the end of period	$3,940,520	$-		$3,940,520

Supplementary disclosure of cash flow information
Income taxes paid	$215,900	$-		$215,900
Interest paid	158,994	-		158,994

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

As a result of the acquisition, the former owners of CY-SRRE and LRY hold a majority interest in the combined entity. Generally accepted accounting principles (“GAAP”) require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the acquisition has been accounted for as a “reverse acquisition” arrangement whereby CY-SRRE and LRY are deemed to have purchased SRRE. However, SRRE remains the legal entity and the Registrant for Securities and Exchange Commission reporting purposes. The historical financial statements prior to October 5, 2004 are those of CY-SRRE and LRY and their subsidiaries. All equity information and per share data prior to the acquisition have been restated to reflect the stock issuance as a recapitalization of CY-SRRE and LRY.

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

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC.

RECENT DEVELOPMENTS

Our major business was agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries and branches in Shanghai, Suzhou, Yangzhou, Chongqing, Quanjiao, Hainan, Shangqiu, Chengdu, Wuhan, Kunshan and Linyi.

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. Phase 2 construction is in process and we tentatively plan to begin Phase 2 sales in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2.

In January 2012, we established Linyi Shang Yang Real Estate Development (“LYSY”) in which we have a 24% ownership.. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and to date have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 became effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s condensed consolidated financial statements.

The FASB has issued ASU 2013-04 Topic 405 - Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include revenue recognition, and the useful lives and impairment of property and equipment, and investment properties, the valuation of real estate property under development, the recognition of government subsidies, and the provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-Q reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our condensed consolidated financial statements.

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

All revenues represent gross revenues less sales and business taxes.

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

For the years ended March 31, 2013 and 2012, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months ended March 31, 2013 and 2012.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the Company received refundable government subsidies of $5,292,063. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy in the condensed consolidated balance sheets.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the three months ended March 31, 2013 with comparisons to the three months ended March 31, 2012.

Net Revenues

The following table shows the net revenues detail by line of business:

	Three months ended March 31,
	2013	% to total	2012	% to total	% change
Agency sales	953,920	45.14	1,139,990	66.30	(16.32)
Property management	439,559	20.80	409,371	23.81	7.37
Underwriting sales	719,950	34.06	170,174	9.89	323.07
Net revenues	2,113,429	100.00	1,719,535	100.00	22.91

The net revenues in the first quarter of 2013 was $2,113,429, which increased by 22.91% from $1,719,535 in the first quarter of 2012. In the first quarter of 2013, agency sales represented 45.14% of our net revenues, property management represented 20.80%, and underwriting sales represented 34.06%. The increase in net revenues in the first quarter of 2013 was mainly due to the increase in underwriting sales and property management, which was partially offset by the decrease in our revenues from agency sales.

Agency sales

Agency sales represented 45.14% of our net revenues in the first quarter of 2013 and revenue from agency sales was decreased by 16.32% compared with same period in 2012. The primary reason was that:

There were 10 agency sales projects contributing to our net revenue in the first quarter of 2013, compared to 13 agency sales projects in the same period in 2012.

Because of our diverse market locations, the risk of market fluctuations has been decreased on our business operations in agency sales in 2012, and we are continually seeking stable growth in our agency sales business in 2013. Government policies enacted in 2012 and carrying over to 2013 aiming to cool real estate prices has adversely affected many businesses in the real estate industry. This effect is evident in the decrease in our agency sales. We are continually seeking stable growth in our agency sales business in 2013. However, there can be no assurance that we will be able to do so.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. The leasing period started in the second quarter, of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period.

We expect that the income from the sub-leasing business will be on a stable growth trend for the rest of 2013 and that it can cover the lease commitments in the leasing period as a whole. We expect that these properties will be leased out in 2013 and the gross margin will improve. However there can be no assurance that we will achieve these objectives.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. The deposit method has been used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. During the three months ended March 31, 2013, more underwriting agreements met the criteria and, therefore, revenues from underwriting sales increased.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Three months ended March 31,
	2013	% to total	2012	% to total	% change
Agency sales	538,803	46.29	720,175	62.68	(25.18)
Property management	460,810	39.59	389,738	33.92	18.24
Underwriting sales	164,326	14.12	38,974	3.40	321.63
Cost of revenues	1,163,939	100.00	1,148,887	100.00	1.31

The cost of revenues in the first quarter of 2013 was $1,163,939, an increase of 1.31% from $1,148,887 in the same period in 2012. In the first quarter of 2013, agency sales represented 46.29% of cost of revenues, property management represented 39.59%, and underwriting sales represented 14.12%. The increase in cost of revenues in first quarter of 2013 was mainly due to the increase in our costs of revenues from property management and underwriting sales, which was partially offset by the decrease in our cost of revenues from agency sales.

Agency sales

The cost of revenue for agency sales in the first quarter, 2013 was $538,803, a decrease of 25.18% from $720,175 in the same period in 2012. This decrease was primarily in line with the decrease in agency sales operation.

Underwriting Sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales. The increase in cost of underwriting sales for the three months ended March 31, 2013 was primarily in line with the increase in the underwriting sales revenue.

Property management

The cost of revenue for property management in the first quarter of 2013 was $460,810, increased by 18.24% from $389,738 in the same period in 2012. This increase was primarily attributable to the compensation of $52,916 paid to a property owner related to the early termination of a guaranteed rental agreement during the three months ended March 31, 2013.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2013	% to total	2012	% to total	% change
Agency sales	279,407	89.29	255,145	89.77	9.51
Property management	22,026	7.04	29,075	10.23	(24.24)
Real estate development	11,491	3.67	-	-	-
Operating expenses	312,924	100.00	284,220	100.00	10.10

The operating expenses in the first quarter, 2013 were $312,924, an increase of 10.10% from $284,220, in the same period in 2012. In the first quarter of 2013, agency sales represented 89.29% of operating expenses, property management represented 7.04%, and real estate development represented 3.67%. The increase in operating expenses in the first quarter of 2013 was mainly due to the increase in our agency sales operation and the increase in operating expenses of our real estate development operation.

Agency sales

The operating expenses for agency sales in the first quarter of 2013 were $279,407 which increased by 9.51% from $255,145 in the same period in 2012. This increase was mainly due to the increases in staff-related costs, office expense and travel expense, which were related to potential expansion and new projects.

Property management

The operating expenses for property management in the first quarter, 2013 were $22,026, a decrease of 24.24% from $29,075 in the same period in 2012. This decrease was mainly due to a 23% decrease in staff-related costs as we become more efficient in our operation.

Real estate development

The Company commenced the construction of its real estate development project in mid-2012. During the three months ended March 31, 2013, the Company’s real estate development operation incurred operating expenses of $11,491, which mainly comprise marketing and planning expenses.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2013 were $1,051,759, increased by 1.53% from $1,035,876 in the same period in 2012. This increase relates to the Company’s activities in looking for new opportunities in the market.

Operating Loss

In the quarter ended March 31, 2013, the Company had an operating loss of $415,193, a decrease of $749,448 from the same period in 2012. The reason for the decrease is in line with the higher revenue in the first quarter of 2013 from the same period in 2012.

Interest Income

Interest income increased to $157,948 in the first quarter ended March 31, 2013 from $3,398 in March 31, 2012. The increase was mainly due to the interest income of $132,063 charged to WHYYL for 2013.

Interest Expenses

Interest expenses in the first quarter, 2013 were $915,147, increased by 86.21% from $491,451 in the same period in 2012. The interest expense was mainly incurred for bank loans, promissory notes payable and amount due to directors. The increase in interest expense in the three months ended March 31, 2013 was primarily attributable to the higher balances of bank loans, promissory notes payable and amounts due from directors.

Major Related Party Transaction

Amounts due to directors

	March 31,	December 31,
	2013	2012

Lin Chi-Jung (a)	$9,426,499	$7,683,507
Lin Hsin-Hung Chao-Chin (b)	30,616	22,225
Lin Chao-Chin (b)	1,446	1,440
	$9,458,561	$7,707,172

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances of unpaid salaries and reimbursements as of March 31, 2013 and December 31, 2012 were $35,891 and $35,797, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2013 and December 31, 2012 were $9,390,608 and $7,647,710, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum. Included in the balance as of March 31, 2013 , advances of $1,084,720 (RMB6,800,000), $478,553 (RMB3,000,000), and $1,276,141 (RMB8,000,000) were due on June 1, 2013, June 30, 2013 and July 9, 2013, respectively, and the remaining balance has no fixed term of repayment. The increased advances were needed to meet operating expenses and working capital.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

During the three months ended March 31, 2013 and 2012, the interest expense related to these advances amount to $344,567 and $245,026, respectively.

Advances to an unconsolidated affiliate

As of March 31, 2013 and December 31, 2012, the Company has a balance of $4,008,245 and $4,316,031 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the three months ended March 31, 2013 and 2012, the Company recorded interest income of $132,063 and $0 from WHYYL, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2013, our principal sources of cash were revenues from our agency sales and property management business, new bank loan and promissory notes, and advances from directors. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans, promissory notes and advances from directors.

We ended the period with a cash position of $1,466,300.

Net cash used in operating activities

Net cash used in the Company’s operating activities for the three months ended March 31, 2013 was $4,832,691, representing a decrease of $3,988,016 as compared to the cash used in operating activities for the three months ended March 31, 2012. The decrease was primarily attributable to the decrease in cash used for other receivables and prepaid expenses as a deposit of $8,499,754 was paid in connection with the Company’s real estate development project in Linyi during the same period in 2012, which is partially offset by the increase in cash used in real estate property under development, other payables and accrued expenses, and interest payable on amounts due to directors.

Net cash provided by investing activities

Net cash provided by the Company’s investing activities for the three months ended March 31, 2013 was $746,193, represent an increase of $870,234 as compared to cash used in investing activities of ($124,041) for the same period in 2012. The increase was primarily due to the decrease in restricted cash and the repayments of advances from an unconsolidated affiliate during the three months ended March 31, 2013.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $4,546,853, representing a decrease of $6,945,335 from the same period in 2012. During the three months ended March 31, 2012, there was a capital contribution of $10,568,471 from non-controlling interests of new consolidated subsidiaries. During the same period in 2013, there was no such contribution and the net cash from financing was decreased accordingly.

Indebtedness

The company’s indebtedness is described under “Note 10- Bank Loans”, “Note 11- Promissory Notes Payable, and “Note 12- Amounts due to directors” to the Company’s accompanying unaudited condensed consolidated financial statements in Item 1 of Part I.

Promissory Notes – As of March 31, 2013, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the principal amount of $6,817,504 bearing interest at rates varying from 12% to 22%. During the three months ended March 31, 2013 and 2012, the interest expense related to these promissory notes was $231,165 and $73,218, respectively.

The promissory notes with an outstanding principal of $4,638,387 bear interest at rates ranging 12% to 20% per annum, are unsecured and in default as of March 31, 2013. The Company is currently negotiating with the note holders for an extension of repayment dates. As of March 31, 2013 and December 31, 2012, the outstanding principal amounts in default and unpaid interest related to these promissory notes amounted to $4,691,560 and $3,853,052, respectively.

Bank Loans - In January 2013, the Company obtained a bank loan of $1,276,141 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on December 5, 2013. As of March 31, 2013, the outstanding balance of this loan was $1,276,141.

As of March 31, 2013, the Company had outstanding bank loans totaling $18,950,693 bearing interest at rates ranging from 7.5600% to 7.6875% per annum. During the three months ended March 31, 2013 and 2012, the interest expense related to bank loans was $339,331 and $173,207, respectively.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At March 31, 2013, the Company had borrowed $9,458,561 from officers and directors, including $9,426,499 from Lin Chi-Jung, our Chief Executive Officer, President and Chairman. This includes $4,337,365 borrowed from him in the three months ended March 31, 2013. The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per year. Included in the amounts due to Lin Chi-Jung as of March 31, 2013, advances of $1,084,720 (RMB6,800,000), $478,553 (RMB3,000,000), and $1,276,141 (RMB8,000,000) were due on June 1, 2013, June 30, 2013 and July 9, 2013, respectively, and the remaining balance has no fixed term of repayment.

Capital resources

The cash needs for 2013 will be for the repayments of our bank loans, promissory notes and advances from directors, the rental guarantee payments, and funds required to finance promissory deposits for various future property projects as well as our real estate development projects in Wuhan and Linyi.

If our business grows more rapidly than we predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions and affiliates, as we have done previously, but there can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity that are with terms satisfactory to management and our board of directors.

As of March 31, 2013, the Company had a working capital deficiency of $8,765,061, an accumulated deficit from recurring net losses of $14,704,335 and short-term debt obligations in the principal amount of $4,638,387 that are currently in default and obligations of $31,012,379 is due in the coming twelve months or payable on demand. Included in the $31,012,379 short-term loans, $18,950,693 of the bank loan can be extended after the due date as explained in Note 10 to the accompany consolidated financial statements. In addition, the Company is now in default under a loan in the principal amount of $159,158 that was due on June 3, 2013 to an unaffiliated party and a loan in the principal amount of $1,084,720 that was due on June 1, 2013 to Lin Chi Jung. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed, including advances from affiliates. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any outstanding derivative financial instruments, off-balance sheet guarantees or interest rate swap transactions of foreign currency forward contracts.  The Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or that engages in leasing, hedging or research and development services with the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

A.	Material weakness

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we identified one material weakness in the design and operation of our internal controls. The material weakness was related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are undertaking the following remediation initiatives:

•	hiring additional personnel with sufficient knowledge and experience in U.S. GAAP; and
•	providing ongoing training course in U.S. GAAP to existing personnel, including our Chief Financial Officer and Financial Controller.

During the first quarter of 2013, additional qualified accounting personnel have been hired and put into place to assist in preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unremediated material weakness  described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were ineffective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unremediated material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles, notwithstanding the unremediated weaknesses.

C.	Changes in Internal Control over Financial Reporting

During the first quarter of 2013, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

Except for the above, there was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
Number

31.1*	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1 and 32.2*	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: June 6, 2013	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: June 6, 2013	By: /s/ Wang, Wen Yan
Wang, Wen Yan, Chief Financial Officer

