Form 10-Q
period 2013-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2013-08-19
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Shanghai, PRC 200070

(Address of Principal Executive Offices) (Zip Code)Issuer's telephone number: + 86-21-6167-2800

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 16, 2013 – 28,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$5,750,419	$934,123
Restricted cash (Note 3)	1,382,168	1,352,319
Accounts receivable, net of allowance for doubtful debts of $68,137 and $0 as of June 30, 2013 and December 31, 2012, respectively	1,011,417	1,883,162
Promissory deposits (Note 4)	744,493	1,038,899
Real estate property under development (Note 5)	25,758,459	20,493,851
Amount due from an affiliate (Note 9)	7,255,984	4,316,031
Other receivables and deposits, net of allowance for doubtful debts of $75,141 and $73,864 as of June 30, 2013 and December 31, 2013, respectively (Note 6)	321,858	353,775
Total current assets	42,224,798	30,372,160

Property and equipment, net (Note 7)	9,175,376	9,303,261
Investment properties, net (Note 8)	6,241,590	6,401,469
Deferred tax assets	235,595	189,375
Investment in an unconsolidated affiliate (Note 9)	3,718,571	3,925,770
Other investments, net of allowance for impairment loss of $77,686 and $136,060 as of June 30, 2013 and December 31, 2012, respectively	138,450	-
Deposit related to acquisition of equity investment	196,000	-
Total assets	$61,930,380	$50,192,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$469,108	$586,935
Amounts due to directors (Note 10)	10,320,679	7,707,172
Other payables and accrued expenses (Note 11)	3,004,378	5,346,242
Other taxes payable	125,704	138,277
Income taxes payable	48,721	150,614
Bank loans (Note 12)	19,227,346	17,627,874
Promissory notes payable (Note 13)	5,505,926	6,154,095
Current portion of long term loan (Note 14)	11,329,244	-
Total current liabilities	50,031,106	37,711,209

Deferred government subsidy (Note 15)	5,369,320	5,273,314
Deposits received from underwriting sales (Note 16)	1,106,981	1,915,229
Total liabilities	56,507,407	44,899,752

Commitments and contingencies (Note 18)

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Continued)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2013	2012

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	$286,919	$286,919
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 17)	782,987	782,987
Accumulated losses	(13,481,948)	(13,500,082)
Accumulated other comprehensive income	285,725	359,183
Total deficit of Sunrise Real Estate Group, Inc	(7,556,309)	(7,500,985)
Non-controlling interests	12,979,282	12,793,268
Total shareholders’ equity	5,422,973	5,292,283
Total liabilities and shareholders’ equity	$61,930,380	$50,192,035

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended 30 June,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net revenues	$4,487,385	$1,835,788	$6,600,814	$3,555,323
Cost of revenues	(1,216,265)	(863,281)	(2,380,204)	(2,146,283)
Gross income	3,271,120	972,507	4,220,610	1,409,040

Operating expenses	(372,891)	(326,490)	(685,815)	(610,710)
General and administrative expenses	(771,099)	(956,558)	(1,822,858)	(1,858,320)
Operating income (loss)	2,127,130	(310,541)	1,711,937	(1,059,990)

Other income (expenses)
Interest income	221,270	391	379,218	3,790
Interest expense	(957,045)	(493,155)	(1,872,192)	(984,606)
Miscellaneous	932	40,634	16,243	74,647
Total other expenses	(734,843)	(452,130)	(1,476,731)	(906,169)

Income (Loss) before income taxes and equity in net loss of an unconsolidated affiliates	1,392,287	(762,671)	235,206	(1,966,159)

Income tax expense	(35,419)	(25,805)	(19,638)	(41,480)
Equity in net loss of an unconsolidated affiliate, net of income taxes	(79,765)	(36,801)	(272,787)	(201,843)

Net income (loss)	1,277,103	(825,277)	(57,219)	(2,209,482)
Less: Net income (loss) attributable to non-controlling interests	(54,716)	200,700	75,353	476,885
Net income (loss) attributable to shareholders of Sun Real Estate Group, Inc.	$1,222,387	$(624,577)	$18,134	$(1,732,597)

Loss per share – basic and fully diluted	$0.04	$(0.02)	$-	$(0.06)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925	28,691,925	28,691,925	28,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended 30 June,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net income (loss)	$1,277,103	$(825,277)	$(57,219)	$(2,209,482)

Other comprehensive income
- Foreign currency translation adjustment	120,915	-	147,781	-
Total comprehensive income (loss)	1,398,018	(825,277)	90,562	(2,209,482)
Less: Comprehensive income attributable to non-controlling Interests	(244,638)	-	(145,886)	-
Total comprehensive income (loss) attributable to Shareholders of Sunrise Real Estate Group, Inc.	$1,153,380	$(825,277)	$(55,324)	$(2,209,482)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities		(Restated)
Net Loss	$(57,219)	$(2,209,482)

Adjustments to reconcile net loss to net cash
used in operating activities
Loss on disposal of property, plant and equipment	326	2,202
Depreciation and amortization	559,088	316,631
Equity in net loss of an unconsolidated affiliate	193,022	201,843
Changes in operating assets and liabilities
Accounts receivable	896,835	(75,649)
Promissory deposits	309,786	2,314,374
Real estate property under development	(4,869,856)	(14,415,532)
Other receivables and deposits	(158,281)	512,255
Deferred tax assets	(42,592)	-
Accounts payable	(126,917)	(454,001)
Other payables and accrued expenses	(2,269,731)	(628,984)
Interest payable on promissory notes	59,694	214,677
Interest payable on amounts due to directors	444,313	224,840
Other taxes payable	(14,840)	(3,222)
Income taxes payable	(103,635)	(208,412)
Deposits received from underwriting sales	(834,411)	(183,556)
Deferred government subsidy	-	2,622,823
Net cash used in operating activities	(6,014,418)	(11,769,193)

Cash flows from investing activities
Advances to an unconsolidated affiliate, net	(2,841,709)	-
Acquisition of property and equipment	(7,431)	(41,684)
Acquisition of equity investment	(138,450)	(60,000)
Net cash used in investing activities	(2,987,590)	(101,684)

Cash flows from financing activities
Capital contribution from non-controlling interests	40,128	12,083,096
of new consolidated subsidiaries
New bank loans	12,638,824	792,594
Advances from directors	8,179,198	-
Repayments of advances from directors	(6,161,859)	(189,186)
Proceeds from new promissory notes	963,066	418,477
Repayment of promissory notes	(1,765,621)	-
Dividend paid to non-controlling interests	(144,460)	-
Net cash provided by financing activities	13,749,276	13,104,981

Effect of exchange rate changes on cash and
cash equivalents	69,028	37,317

Net increase in cash and cash equivalents	4,816,296	1,271,421
Cash and cash equivalents at beginning of period	934,123	1,377,093
Cash and cash equivalents at end of period	$5,750,419	$2,648,514

Supplemental disclosure of cash flow information
Income taxes paid	$164,827	$214,856
Interest paid	1,510,076	158,205

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

As of June 30, 2013, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company		Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%		Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%		Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%		Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%		Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%		Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%[1]		Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%		Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24	%2	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%		Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%		Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%		Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%		Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%[3]		Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%		Subsidiary	Property brokerage services

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai Xin Ji Yang Real Estate Brokerage Company Limited (“SHXJYB”)***	January 28, 2013	PRC	75%[4]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real Estate development

1.	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
2.	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
3.	The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY.
4.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding a 60% equity interest in SHXYJB.

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of operations for the three months and six months ended June 30, 2013 and 2012, and the cash flows for the six months ended June 30, 2013 and 2012. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2013, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of June 30, 2013 and December 31, 2012 are $1: RMB6.1787 and $1: RMB6.2855, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transaction must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rate used in translation.

Major Customers

There was one customer that accounted for 29% or our net revenues during the six months ended June 30, 2013, and there were three customers that accounted for 10%, 14% and 24% of our net revenues, respectively, during the six months ended June 30, 2012. There were no accounts receivable from these customers as of June 30, 2013 and December 31, 2012.

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

For the three months and six months ended June 30, 2013 and 2012, the Company had not recognized any impairment for real estate property under development.

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

The Company has received refundable government subsidy of $5,369,320 as of June 30, 2013. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of June 30, 2013 and December 31, 2012, the Company held cash deposits of $1,382,168 and $1,352,319, respectively, as security for its bank loans (see Note 12). These balances are subject to withdrawal restrictions and are not covered by insurance.

NOTE 4 - PROMISSORY DEPOSITS

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

As of June 30, 2013, land use rights included in real estate property under development totaled $11,730,607.

Real estate property under development as of June 30, 2013 has been pledged as collateral for the Company’s bank loans (See Note 14).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2013	2012

Advances to staff	$41,133	40,477
Rental deposits	20,930	44,154
Other receivables	259,795	269,144
	$321,858	$353,775

Other receivables and deposits as of June 30, 2013 and December 31, 2012 are stated net of allowance for doubtful accounts of $75,141 and $73,864, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2013	2012

Furniture and fixtures	$361,367	$354,446
Computer and office equipment	290,539	281,975
Motor vehicles	774,868	761,702
Properties	9,529,571	9,367,650
	10,956,345	10,765,773
Less: Accumulated depreciation	(1,780,969)	(1,462,512)
	$9,175,376	$9,303,261

Depreciation and amortization expense for property and equipment amounted to $286,372 and $ 152,787 for the six months ended June 30, 2013 and 2012, respectively.

All properties as of June 30, 2013 and December 31, 2012 were pledged as collateral for the Company’s bank loans (See Note 12).

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2013	2012

Investment properties	$10,021,659	$9,851,376
Less: Accumulated depreciation	(3,780,069)	(3,449,907)
	$6,241,590	$6,401,469

Depreciation and amortization expense for investment properties amounted to $272,716 and $163,844 for the six months ended June 30, 2013 and 2012, respectively.

All investment properties as of June 30, 2013 and December 31, 2012 were pledged as collateral for the Company’s bank loans (See Note 10).

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

As of June 30, 2013, the net investment in WHYYL was $3,857,022, which included its equity in net loss of WHYYL, net of income taxes, totaling $3,468,342 as of June 30, 2013. The Company’s equity in net loss of the unconsolidated affiliate, net of income taxes, during the three months ended June 30, 2013 and 2012 amounted to $79,765 and $36,801, respectively; and during the six months ended June 30, 2013 and 2012 amounted to $272,787 and $201,843, respectively.

The following table sets forth the movements of the investment in an unconsolidated affiliate.

Balance as of January 1, 2013	$3,925,770
Equity in net loss of the unconsolidated affiliate for the six months ended June 30, 2013	(272,787)
Translation adjustments	(65,588)

Balance as of June 30, 2013	$3,718,571

The following table sets forth the financial information of WHYYL.

	Three Months Ended June 30,		Six Months Ended 30 June,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Net loss	162,786	75,104	556,708	411,924

	June 30,	December 31,
	2013	2012

Current assets	$32,458,812	$19,387,419
Non-current assets	652,955	298,872
Total assets	33,111,767	19,686,291

Current liabilities	26,058,400	11,674,515
Total equity	$7,053,367	$8,011,776

As of June 30, 2013 and December 31, 2012, the Company has a balance of $7,255,984 and $4,316,031 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. The Company recorded interest income from WHYYL of $240,174 and $373,549, respectively, for the three months and six months ended June 30, 2013. There was no interest income from WHYYL during 2012.

During the three months and six months ended June 30, 2013 and 2012, the Company had no impairment loss for investment in an unconsolidated affiliate.

NOTE 10 – AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2013	2012

Lin Chi-Jung	$10,288,150	$7,683,507
Lin Hsin-Hung	31,064	22,225
Lin Chao-Chin	1,465	1,440
	$10,320,679	$7,707,172

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances of unpaid salaries and reimbursements as of June 30, 2013 and December 31, 2012 were $82,374 and $35,797, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2013 and December 31, 2012 were $10,205,776 and $7,647,710, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum. Included in the balance as of June 30, 2013, advances of $611,277 were due on June 30, 2013, and the remaining balance has no fixed term of repayment. The Company is currently negotiating with Lin Chi-Jung for an extension of the repayment date. The advances from Lin Chi-Jung currently in default amount to $611,277.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

The interest expense on amounts due to directors amounted to $396,612 and $242,022 for the three months ended June 30, 2013 and 2012; and $741,179 and $487,048, respectively, for the six months ended June 30, 2013 and 2012.

NOTE 11 - OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2013	2012

Accrued staff commission and bonus	$499,308	$890,419
Rental deposits received	879,459	945,309
Customer deposits	412,708	1,217,087
Advances from unrelated parties	-	1,288,680
Dividend payable to non-controlling interests	141,539	237,582
Accrued expenses	516,066	346,861
Other payables	555,298	420,304
	$3,004,378	$5,346,242

Advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 12 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,294,771 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on December 5, 2013. As of June 30, 2013, the outstanding balance of this loan was $1,294,771.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,794,099 (RMB35,800,000) as of June 30, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the six months ended June 30, 2013 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $1,382,168 as of June 30, 2013 and $1,352,319 as of December 31, 2012 (See Note 3), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of June 30, 2013 and December 31, 2012, the Company had outstanding loan balances of $5,794,099 and $5,695,649, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,138,476 (RMB75,000,000) as of June 30, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the six months ended June 30, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of June 30, 2013 and December 31, 2012, the Company had outstanding loan balances of $12,138,476 and $11,932,225, respectively, under this facility line of credit. Under the term of the agreement, the Company is to adhere to the covenant that it agreed not to use any of its pledged assets as security for another debt obligation or other liability. The Company was not in compliance with the covenant as of June 30, 2013.

In November 2009, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $8,901,549 (RMB55,000,000) as of June 30, 2013. The borrowings under this facility bear interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The average interest rate for the six months ended June 30, 2013 was 7.5440% per annum. The facility of credit was secured by all of the Company’s properties included in property and equipment (See Note 7), and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned 3-year non-revolving facility line of credit agreement entered by the Company in April 2012.

In March 2010, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $2,427,695 (RMB15,000,000) as of June 30, 2013. The borrowings under this facility bear interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The average interest rate for the six months ended June 30, 2013 was 7.5440% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8), and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned 3-year non-revolving facility line of credit agreement entered by the Company in April 2012.

NOTE 13 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances, the promissory note and unpaid interest thereon of $3,022,898 and $3,853,052 are in default as of June 30, 2013 and December 31, 2012, respectively.

The promissory note with an outstanding principal of $3,896,869 bears interest at a rate of 12% per annum, is unsecured and has matured on January 30, 2013. The Company is currently negotiating with the note holder for an extension of the repayment date. As of June 30, 2013 and December 31, 2012, the outstanding principal in default and unpaid interest related to this promissory note amounted to $3,022,898 and $3,853,052, respectively.

The promissory note with a principal of $300,000 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $330,000 and $307,500, respectively.

The promissory notes with a principal of $935,472 (RMB5,780,000) bear interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $1,171,363 and $1,088,219, respectively.

The promissory note with a principal of $809,232 (RMB5,000,000) bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $981,665 and $905,324, respectively.

The interest expense on promissory notes amounted to $174,821 and $49,905 for the three months ended June 30, 2013 and 2012; and $405,986 and $ 123,123, respectively, for the six months ended June 30, 2013 and 2012.

NOTE 14 – LONG TERM LOAN

Long term obligations of the Company are summarized as follows:

	June 30,	December 31,
	2013	2012

Loan from China Citi Bank	$11,329,244	$-

Less: Current portion	(11,329,244)	-
	$-	$-

In May 2013, the Company obtained a bank loan of $11,329,244 (RMB70,000,000) from the China Citi Bank. The loan bears interest at a rate of 14.21% per annum and is collateralized by the real estate property under development of LYSY and is guaranteed by a director of the Company and LYSY and his wife, and a director of a corporate shareholder of LYSY. The guarantors do not receive any compensation for these guarantees. The Company is obliged to repay $3,398,773 (RMB21,000,000), or higher, before May 14, 2014, $4,531,698 (RMB28,000,000), or higher, on November 14, 2014, and the remaining loan balance on May 14, 2015. As of June 30, 2013, the outstanding balance of this loan was $11,329,244. Under the term of the loan agreement, the Company is to adhere to certain covenants. The Company is to adhere to the restrictions on use of proceeds from the loan to finance construction of the real estate development project of LYSY. The Company was not in compliance with the covenant as of June 30, 2013 and therefore classified the loan as current.

NOTE 15 – DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy received as of June 30, 2013 and December 31, 2012 was $5,369,320 and $5,273,314, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in the condensed consolidated balance sheets.

NOTE 16 – DEPOSITS RECEIVED FROM UNDERWRTING SALES

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2013 and December 31, 2012, the Company’s statutory reserve fund was $782,987.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases were $45,694 and $10,428 for the three months ended June 30, 2013 and 2012, respectively; and $95,522 and $$23,360 for the six months ended June 30, 2013, respectively.

As of June 30, 2013, the Company had the following operating lease obligations falling due.

Amount

Within one year	$87,685
Two to five years	18,774
$106,459

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006 and the Company had the right to sublease these properties to cover these lease commitments in the leasing periods. In 2009, we agreed with certain buyers to amend the agreed 5-year annual return rate from 8.5% to 5.8% and the agreed 8-year annual return rate from 8.8% to 6% for the remaining lease, or to terminate their lease agreements early. As of June 30, 2013, the Company has the following leasing commitment related to these properties.

Amount

Within one year	$849,955
Two to five years	-
$849,955

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. During the three months and six months ended June 30, 2013 and 2012, the Company had no significant provision for onerous contracts.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of June 30, 2013, the compensation to terminate all leasing agreements is $990,489. According to the sub-leasing agreements that have been signed through June 30, 2013, the rental income from these sub-leasing agreements will be $804,660 within one year and $0 within two to five years. However, no assurance can be given that we can collect all of the rental income.

Other commitments

As of June 30, 2013, the Company had outstanding commitments of $26,570,648 with respect to non-cancellable construction contracts for real estate development.

Contingencies

As of June 30, 2013, the Company was contingently liable for $809,232 in a guarantee executed on May, 2013. The Company provided a loan guarantee to an unaffiliated third-party lender for the borrowing of $809,232 (RMB5,000,000) by Lin Chi-Jung, a director of the Company. The Company provided the guarantee in order to secure a loan to the Company for $809,232 from Lin Chi-Jung. Lin Chi-Jung obtained the loan from the third party lender and, in turn, lent the funds to the Company on the same terms as his loan from the third-party lender. The loan to the Company bears interest at a rate of 20% per annum and matures in December 2013. The guarantee is secured by the use right of the Company’s investment properties located in Shanghai, and expires in December 2013. No loss has been experienced or is anticipated under this guarantee.

NOTE 19 - SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, loss from operations and net loss. The following tables show the operations of the Company's operating segments:

	Three Months ended June 30, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	4,487,385	$-	$-	$4,487,385
Cost of revenues	(1,216,265)	-	-	(1,216,265)
Gross income	3,271,120	-	-	3,271,120

Operating expenses	(321,058)	(51,833)	-	(372,891)
General and administrative expenses	(667,226)	(81,233)	(22,640)	(771,099)
Operating profit (loss)	2,282,836	(133,066)	(22,640)	2,127,130

Other income (expenses)
Interest income	195,423	25,847	-	221,270
Interest expense	(955,030)	-	(2,015)	(957,045)
Miscellaneous	932	-	-	932
Total other (expenses) income	(758,675)	25,847	(2,015)	(734,843)

Income (loss) before income tax	1,524,161	(107,219)	(24,655)	1,392,287

Income tax expense	(35,419)	-	-	(35,419)
Equity in net loss of an unconsolidated affiliate, net of income taxes	~~-~~	(79,765)	-	(79,765)
Net income (loss)	$1,488,742	$(186,984)	$(24,655)	$1,277,103

	Three Months ended June 30, 2012
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	1,835,788	$-	$-	$1,835,788
Cost of revenues	(863,281)	-	-	(863,281)
Gross income	972,507	-	-	972,507

Operating expenses	(326,490)	-	-	(326,490)
General and administrative expenses	(649,336)	(186,451)	(120,771)	(956,558)
Operating loss	(3,319)	(186,451)	(120,771)	(310,541)

Other income (expenses)
Interest income	1,003	(611)	-	392
Interest expense	(324,785)	-	(168,370)	(493,155)
Miscellaneous	40,633	-	-	40,633
Total other expenses	(283,149)	(611)	(168,370)	(452,130)

Loss before income taxes	(286,468)	(187,062)	(289,141)	(762,671)

Income tax expense	(25,805)	-	-	(25,805)
Equity in net loss of an unconsolidated affiliate, net of income taxes	-	(36,801)	-	(36,801)
Net loss	$(312,273)	$(223,863)	$(289,141)	$(825,277)

	Six Months ended June 30, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$6,600,814	$-	$-	$6,600,814
Cost of revenues	(2,380,204)	-	-	(2,380,204)
Gross income	4,220,610	-	-	4,220,610

Operating expenses	(622,491)	(63,324)	-	(685,815)
General and administrative expenses	(1,478,540)	(153,669)	(190,649)	(1,822,858)
Operating income (loss)	2,119,579	(216,993)	(190,649)	1,711,937

Other income (expenses)
Interest income	329,382	49,836	-	379,218
Interest expense	(1,845,661)	-	(26,531)	(1,872,192)
Miscellaneous	16,243	-	-	16,243
Total other (expenses) income	(1,500,036)	49,836	(26,531)	(1,476,731)

Income/ (loss) before income taxes	619,543	(167,157)	(217,180)	235,206

Income tax (expense) benefit	(35,419)	15,781	-	(19,638)
Equity in net loss of an unconsolidated affiliate, net of income taxes	(79,765)	(193,022)	-	(272,787)
Net income/ (loss)	$504,359	$(344,398)	$(217,180)	$(57,219)

	Six Months ended June 30, 2012
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$3,555,323	$-	$-	$3,555,323
Cost of revenues	(2,146,283)	-	-	(2,146,283)
Gross income	1,409,040	-	-	1,409,040

Operating expenses	(610,710)	-	-	(610,710)
General and administrative expenses	(1,172,285)	(527,944)	(158,091)	(1,858,320)
Operating loss	(373,955)	(527,944)	(158,091)	(1,059,990)

Other income (expenses)
Interest income	3,668	68	54	3,790
Interest expense	(801,866)	-	(182,740)	(984,606)
Miscellaneous	74,647	-	-	74,647
Total other (expenses) income	(723,551)	68	(182,686)	(906,169)

Loss before income taxes	(1,097,506)	(527,876)	(340,777)	(1,966,159)

Income tax expense	(41,480)	-	-	(41,480)
Equity in net loss of an unconsolidated affiliate, net of income taxes	-	(201,843)	-	(201,843)
Net loss	$(1,138,986)	$(729,719)	$(340,777)	$(2.209,482)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of June 30, 2013
Real estate property under development	$-	$25,758,459	$-	$25,758,459
Total assets	23,677,149	38,193,513	59,718	61,930,380

As of December 31, 2012
Real estate property under development	$-	$20,493,851	$-	$20,493,851
Total assets	24,322,419	25,813,935	55,681	50,192,035

NOTE 19 – RESTATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months and six months ended June 30, 2012, the Company determined that it incorrectly recognized the government subsidy and overstated the equity in net loss of an unconsolidated affiliate in the condensed consolidated statement of operations.

(a)	Government subsidy

The Company recognized the government subsidy received in the condensed consolidated statement of operations for the three months and six months ended June 30, 2012. In consideration of the intended use and restrictions of the subsidy that the subsidy is given to reimburse the land acquisition costs and certain construction cost of the Company’s real estate development project in Linyi, and is repayable if the Company fails to complete the project by the agreed date, the Company determined that the government subsidy should be deferred. As a result, the net profit attributable to non-controlling interests was decreased.

(b)	Equity in net loss of an unconsolidated affiliate

The Company’s unconsolidated affiliate charged the interest expense to its statement of operations for the three months and six months ended June 30, 2012. The Company reconsidered the affiliate’s interest expense that was incurred in relation to the construction of a real estate development project of the affiliate, and determined that the interest expense should be capitalized as part of the project development cost. Accordingly, the Company should decrease its equity in net loss of the unconsolidated affiliate for the three months and six months ended June 30, 2012.

(c)	Other adjustment and reclassifications

Additionally, the Company has made an immaterial adjustment to correct a consolidation error in additional paid-in capital and accumulated other comprehensive income and an error in classifying the Company’s equity in net loss of an unconsolidated affiliate as loss on disposal of property and equipment, and reclassified certain items in the condensed consolidated financial statements for the three months and six months ended June 30, 2012 to be comparable with the classification for the three months and six months ended March 31, 2013.

The Company has restated its condensed consolidated financial statements for the three months and six months ended June 30, 2012 to reflect the correction of the above errors and reclassifications. The impacts of these restatements decrease the net income by $777,215, and result in a net loss of $825,277, for the three months ended June 30, 2012; and decrease the net income by $2,202,570, and result in a net loss of $2,209,482 for the six months ended June 30, 2012. Additionally, due to these restatements, the Company’s total assets and total liabilities as of June 30, 2012 increase by $420,253 and $1,832,756, respectively, while the total stockholders’ equity as of June 30, 2012 is decreased by $2,622,823.

The impacts of these restatements on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012, its unaudited condensed consolidated statement of operations and cash flows for the six months ended June 30, 2012 are set forth below.

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
ASSETS

Current assets
Cash and cash equivalents	$2,648,514	$-		$2,648,514
Restricted cash	1,343,895	-		1,343,895
Accounts receivable	1,210,969	-		1,210,969
Promissory deposits	1,222,154	-		1,222,154
Real estate property under development	14,377,926	-		14,377,926
Amount due from a related party	22,711	(22,711	)(c)	-
Other receivables and deposit	643,117	22,711	(c)	665,828
Total current assets	21,469,286	-		21,469,286

Property and equipment, net	2,171,832	-		2,171,832
Investment properties, net	6,730,855	-		6,730,855
Investment in an unconsolidated affiliate	-	420,253	(b)	3,949,900
		3,529,647	(c)
Other investments	3,660,883	(3,529,647	)(c)	131,236
Total assets	$34,032,856	$420,253		$34,453,109

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$27,097	$-		$27,097
Amounts due to directors	5,204,991	-		5,204,991
Amount due to a related party	110,531	(110,531	)(c)	-
Other payables and accrued expenses	2,847,055	110,531	(c)	2,957,586
Other taxes payable	65,926	-		65,926
Income taxes payable	15,599	-		15,599
Bank loans	11,857,894	-		11,857,894
Promissory notes payable	2,330,264	-		2,330,264
Total current liabilities	22,459,357	-		22,459,357

Deferred government subsidy	-	2,622,823	(a)	2,622,823
Deposits received from underwriting sales	2,896,808	-		2,896,808
Total liabilities	25,356,165	2,622,823		27,978,988

Shareholders’ equity
Common stock, par value $0.01 per share; 20,000,000 shares authorized: 28,691,925 shares issued and outstanding	286,919	-		286,919
Additional paid-in capital	4,579,553	(9,545	)(c)	4,570,008
Statutory reserve	782,987	-		782,987
Accumulated losses	(11,903,942)	(655,706	)(a)	(12,139,395)
		420,253	(b)
Accumulated other comprehensive income	452,294	9,545	(c)	461,839

Total deficit of Sunrise Real Estate Group, Inc.	(5,802,189)	(235,453)		(6,037,642)
Non-controlling interests	14,478,880	(1,967,117	)(a)	12,511,763

Total shareholders’ equity	8,676,691	(2,202,570)		$6,474,121

Total liabilities and shareholders’ equity	$34,032,856	$420,253		$34,453,109

Unaudited Condensed Consolidated Statement of Operations For The Three Months Ended June 30, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Net revenues	$1,835,788	$-		$1,835,788
Cost of revenues	(729,166)	143,115	(c)	(863,281)
Gross income	1,106,622	143,115		972,507

Operating expenses	(326,490)	-		(326,490)
General and administrative expenses	(1,090,673)	(143,115	)(c)	(956,558)
Operating loss	(310,541)	-		(310,541)

Other income (expenses)
Interest income	391	-		391
Interest expense	(493,155)	-		(491,155)
Miscellaneous	830,701	(790,067	)(a)	40,634
Total other income (expenses)	337,937	(790,067)		(450,130)

Income (loss) before income taxes and equity in net loss of an unconsolidated affiliate	27,396	(790,067)		(762,671)
Income tax expense	(25,805)	-		(25,805)
Equity in net loss of an unconsolidated affiliate, net of income taxes	(49,653)	12,852	(b)	(36,801)
Net loss	(48,062)	(777,215)		(825,277)

Less: Net (income) loss attributable to non-controlling interests	(391,850)	592,550	(a)	200,700

Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(439,912)	$(184,665)		$(624,577)

Loss per share – basic and fully diluted	$(0.02)			$(0.02)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925			28,691,925

Unaudited Condensed Consolidated Statement of Operations For The Six Months Ended June 31, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Net revenues	$3,555,323	$-		$3,555,323
Cost of revenues	(1,878,053)	(286,230	)(c)	(2,146,283)
Gross income	1,677,270	(286,230)		1,409,040

Operating expenses	(610,710)	-		(610,710)
General and administrative expenses	(2,126,550)	286,230	(c)	(1,858,320)
Operating loss	(1,059,990)	-		(1,059,990)

Other income (expenses)
Interest income	3,790	-		3,790
Interest expense	(984,606)	-		(984,606)
Miscellaneous	2,697,470	(2,622,823	)(a)	74,647
Total other income (expenses)	1,716,654	(2,622,823)		(906,169)

Income (loss) before income taxes and equity in net loss of an unconsolidated affiliate	656,664	(2,622,823)		(1,966,159)
Income tax expense	(41,480)	-		(41,480)
Equity in net loss of an unconsolidated affiliate, net of income taxes	(622,096)	420,253	(b)	(201,843)
Net loss	(6,912)	(2,202,570)		(2,209,482)

Less: Net (income) loss attributable to non-controlling interests	(1,490,232)	1,967,117	(a)	476,885

Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,497,144)	$(235,453)		$(1,732,597)

Loss per share – basic and fully diluted	$(0.05)			$(0.06)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925			28,691,925

Unaudited Condensed Consolidated Statement of Cash Flows For The Six Months Ended June 30, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities
Net loss	$(6,912)	$(2,622,823	)(a)	$(2,209,482)
		420,253	(b)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	316,631	-		316,631
Loss on disposal of property and equipment	624,298	(622,096	)(c)	2,202
Equity in net loss of an unconsolidated affiliate	-	622,096	(c)	201,843
		(420,253	)(b)
Changes in assets and liabilities
Accounts receivable	(75,649)	-		(75,649)
Promissory notes	2,314,374			2,314,374
Real estate property under development	(14,415,532)	-		(14,415,532)
Other receivables and deposits	217,987	294,268	(c)	512,255
Amount due from a related party	294,268	(294,268	)(c)	-
Accounts payable	(454,001)	-		(454,001)
Other payables and accrued expenses	(628,984)	-		(628,984)
Interest payable on promissory notes	214,677	-		214,677
Interest payable on amounts due to directors	224,840	-		224,840
Other taxes payable	(3,222)	-		(3,222)
Income taxes payable	(208,412)	-		(208,412)
Deposits received from underwriting sales	(183,556)	-		(183,556)
Deferred government subsidy	-	2,622,823	(a)	2,622,823
Net cash used in operating activities	(11,769,193)	-		(11,769,193)

Cash flows from investing activities
Acquisition of equity investment	(60,000)	-		(60,000)
Purchases of property and equipment	(41,684)	-		(41,684)
Net cash used in investing activities	(101,684)	-		(101,684)

Cash flows from financing activities
Capital contribution from non-controlling interests of new consolidated subsidiaries	12,083,096	-		12,083,096
New bank loans	792,594	-		792,594
Advances from directors	53,835	-		53,835
Repayments to directors	(189,186)	-		(189,186)
Proceeds from new promissory notes	418,477	-		418,477
Net cash provided by financing activities	13,104,981	-		13,104,981

Effect of exchange rate changes on cash and cash Equivalents	37,317	-		37,317

Net decrease in cash and cash equivalents	1,271,421			1,271,421
Cash and cash equivalent at the beginning of period	1,377,093			1,377,093
Cash and cash equivalents at the end of period	$2,648,514	$-		$2,648,514

Supplementary disclosure of cash flow information
Income taxes paid	$214,856	$-		$214,856
Interest paid	158,205	-		158,105

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd. (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), Shangahi Xin Ji Yang Real Estate Brokerage Company Limited (“SHXJYB”), and its equity investment in an affiliate, namely Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

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

For the three months and six months ended June 30, 2013 and 2012, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months and six months ended June 30, 2013 and 2012.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months and six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the Company received refundable government subsidies of $5,369,320. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy in the condensed consolidated balance sheets.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the three months and six months ended June 30, 2013 with comparisons to the three months and six months ended June 30, 2012.

Net Revenues

The following table shows the net revenues detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013	% to total	2012	% to total	% change	2013	% to total	2012	% to total	% change
Agency sales	3,467,371	77.27	1,067,704	58.16	224.75	4,421,301	66.98	2,377,868	66.88	85.94
Property management	649,689	14.48	530,003	28.87	22.58	1,089,248	16.50	939,374	6.42	15.95
Underwriting sales	370,305	8.25	238,081	12.97	55.54	1,090,265	16.52	238,081	6.70	357.94
Net revenues	4,487,385	100.00	1,835,788	100.00	144.44	6,600,814	100.00	3,555,323	100.00	85.66

The net revenue in the second quarter of 2013 was $4,487,385, which increased 144.44% from $1,835,788 in the second quarter of 2012. The net revenues of the first two quarters of 2013 were $6,600,814, which increased 85.66% from $3,555,323 of the first two quarters of 2012. In the second quarter of 2013, agency sales represented 58.16% of our net revenues, property management represented 28.87%, and underwriting sales represented 12.97%. In the first two quarters of 2013, agency sales represented 66.88% of our net revenues, property management represented 16.50%, and underwriting sales represented 16.52%. The increase in net revenues in the second quarter and first two quarters of 2013 was due to the increase in our agency sales and underwriting sales.

Agency sales

In the second quarter and first two quarters of 2013, 77.27% and 66.98%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2012, net revenue of agency sales increased 224.75% and 85.94%, respectively, in the second quarter and the first two quarters of 2013. The primary reason was there were more sales agency projects that were completed during the second quarter of 2013, which contributed to the increase in our agency sales revenue.

Because of our diverse market locations, the risk of market fluctuations on our business operations in agency sales in 2013 has been substantially reduced, and we are seeking stable growth in our agency sales business in 2013. However, there can be no assurance that we will be able to do so.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. The deposit method has been used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. During the three months and six months ended June 30, 2013, more underwriting agreements met the criteria and, therefore, revenues from underwriting sales increased from $238,081 to $370,305 from the three months ended June 30, 2012 to the three months ended June 30, 2013 and from $238,081 to $1,090,265 from the six months ended June 30, 2012 to the six months ended June 30, 2013.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013	% to total	2012	% to total	% change	2013	% to total	2012	% to total	% change
Agency sales	666,401	54.79	424,612	49.19	56.94	1,205,204	50.63	1,183,761	55.15	1.81
Property management	459,573	37.79	384,144	44.50	19.64	920,383	38.67	907,997	42.31	1.36
Underwriting sales	90,291	7.42	54,525	6.31	65.60	254,617	10.70	54,525	2.54	366.97
Cost of revenues	1,216,265	100.00	863,281	100.00	40.89	2,380,204	100.00	2,146,283	100.00	10.90

The cost of revenues of the second quarter of 2013 was $1,216,265, which increased 66.80% from $863,281 during the second quarter of 2012. The cost of revenues of the first two quarters of 2013 was $2,380,204, which increased 26.74% from $2,146,283 during the first two quarters of 2012. In the second quarter of 2013 agency sales represented 54.79% of our cost of revenues, property management represented 37.79%, and underwriting sales represented 7.42%. In the first two quarters of 2013, agency sales represented 50.63% of our cost of revenues, property management represented 38.67%, and underwriting sales represented 10.70%. The increase in cost of revenue in the second quarter and first two quarters of 2013 was mainly due to the increase in the cost of revenue for our agency sales and property management.

Agency sales

As compared with similar periods in 2012, cost of revenue of agency sales in the second quarter and first two quarters of 2013 increased 56.94% and 1.81% respectively. This increase in cost was mainly due to the increase in our service costs.

Property management

The cost of revenue from property management of the second quarter of 2013 was $459,573, which increased 44.50% from $384,144 during the second quarter of 2012. The cost of revenue of the first two quarters of 2013 was $920,383, which increased 1.36% from $907,997 during the first two quarters of 2012.

Underwriting sales

The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales. The increase in cost of underwriting sales for the second quarter and the first two quarters of 2013 was primarily in line with the increase in the underwriting sales revenue.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2013	% to total	2012	% to total	% change	2013	% to total	2012	% to total	% change
Agency sales	304,081	81.55	300,454	92.03	1.21	583,488	85.08	555,599	90.98	5.02
Property management	16,977	4.55	25,656	7.86	(33.83)	39,003	5.69	54,731	8.96	(28.74)
Real estate development	51,833	13.90	380	0.11	N/A	63,324	9.23	380	0.06	N/A
Operating expenses	372,891	100.00	326,490	100.00	14.21	685,815	100.00	610,710	100.00	12.30

The operating expenses for the second quarter of 2013 were $372,891, which increased 14.21% from $326,490 for the same period in 2012. The total operating expenses for the first two quarters of 2013 were $685,815, which increased 12.30% from $610,710 for the same period in 2012. In the second quarter of 2013, agency sales represented 81.55% of the total operating expenses, property management represented 4.55%, and real estate development represented 13.90%. In the first two quarters of 2013, agency sales represented 85.08% of the total operating expenses, property management represented 5.69%, and real estate development represented 9.23%. The increase in operating expenses for the second quarter of 2013 and the first two quarters of 2013 was mainly due to the increase in our agency sales operation and the increase in operating expenses of our real estate development operation.

Agency sales

Compared to the similar periods in 2012, the operating expenses for agency sales in the second quarter of 2013 increased by 1.21% and increased 5.02% for the first two quarters of 2013. This increase was mainly due to the increases in staff-related costs, office expense and travel expense, which were related to potential expansion and new projects.

Property management

Compared to the similar periods in 2012, the operating expenses for property management in the second quarter and first two quarters of 2013 were decreased by 33.83% and 28.74%, respectively. This decrease was primarily due to the decrease in staff-related costs.

Real estate development

The Company commenced the construction of its real estate development project in mid-2012. During the second quarter and the first two quarters of 2013, the Company’s real estate development operation incurred operating expenses of $51,833 and $63,324 respectively, which mainly comprise planning expenses.

General and Administrative Expenses

General and administrative expenses decreased in the second quarter and first two quarters by 19.39% and 0.02% in 2013 respectively as compared to the same periods in 2012. The main reason for the decrease in expense were decreases of miscellaneous expenses of $108,890 and rental expenses of $83,262.

Operating Income

In the second quarter and first two quarters of 2013, the Company had an operating profit of $2,127,130 and $1,711,937, respectively, as compared to our operating losses of $310,541 and $1,059,990, respectively, in the similar periods in 2012. The reason for the increase from the same period of 2012 is the higher revenues from our agency and underwriting sales.

Interest Income

Interest income increased to $221,270 in the second quarter of 2013 from $391 in the same period of 2012, and increased to $379,218 in the first two quarters of 2013 from $3,790 during the same period in 2012. The increase was mainly due to the interest income from WHYYL, which amounted to $132,063 and $325,396 for the second quarter of 2013 and $325,396 for the first two quarters of 2013.

Interest Expense

Interest expense in the second quarter and first two quarters of 2013 were $957,045 and $1,822,858, respectively, which increased by 94.07% and 85.14%, respectively, from $493,155 and $984,606 for the similar periods in 2012. The increase in interest expense in the second quarter and first two quarters of 2013 was primarily attributable to the higher balances of bank loans, promissory notes payable and amounts due from directors.

Major Related Party Transaction

	June 30,	December 31,
	2013	2012

Lin Chi-Jung	$10,288,150	$7,683,507
Lin Hsin-Hung	31,063	22,225
Lin Chao-Chin	1,465	1,440
	$10,320,678	$7,707,172

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances of unpaid salaries and reimbursements as of June 30, 2013 and December 31, 2012 were $82,374 and $35,797, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2013 and December 31, 2012 were $10,205,776 and $7,647,710, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum. Included in the balance as of June 30, 2013, advances of $611,277 were due on June 30, 2013 or overdue, and the remaining balance has no fixed term of repayment. The Company is currently negotiating with Lin Chi-Jung for an extension of the repayment date. The advances from Lin Chi-Jung currently in default amount to $611,277.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

Advances to an unconsolidated affiliate

As of June 30, 2013 and December 31, 2012, the Company has a balance of $7,255,984 and $4,316,031 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. The Company recorded interest income from WHYYL of $240,174 and $373,549, respectively, for the second quarter of 2013 and the first two quarters of 2013. There was no interest income from WHYYL during 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our principal sources of cash were revenues from our agency   sales and property management business, new bank loan and promissory notes, and advances from directors. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans, promissory notes and advances from directors.

We ended the period with a cash position of $5,750,419.

Net cash used in operating activities

Net cash used in the Company’s operating activities for the six months ended June 30 2013 was $6,014,418, representing a decrease of $5,754,775 as compared to the cash used in operating activities for the six months ended June 30, 2012. The decrease was primarily attributable to the decrease in cash used for real estate property under development of $9,545,676 in the six months ended June 30, 2013 from $14,415,532 of the same period in 2012, which was partly offset by the decrease of cash provided by promissory notes of $2,004,588 and the increase in cash used in other payables and accrued expenses of $1,640,747 in the six months ended June 30, 2013.

Net cash provided by investing activities

Net cash used in the Company’s investing activities for the six months ended June 30, 2013 was $2,987,590, represent an increase of $2,885,906 as compared to cash used in investing activities of $101,684 for the same period in 2012. The increase was primarily due to the advances from an unconsolidated affiliate of $2,841,709 and the payment to acquire equity interests of $138,450 during the six months ended June 30, 2013.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $13,749,276, representing an increase of $644,295 from the same period in 2012. During the six months ended June 30, 2012, there was a decrease in cash provided by capital contribution from $12,042,968 from non-controlling interests of new consolidated subsidiaries to $40,128 in 2013, which was partly offset by the increase in cash provided by new bank loans in the six months ended June 30, 2013 of $12,510,594.

Indebtedness

The company’s indebtedness is described under “Note 10- Amounts due to directors”, “Note 12- Bank Loans”, “Note 13- Promissory Notes Payable, and “Note 14- Long Term Loan” to the Company’s accompanying unaudited condensed consolidated financial statements in Item 1 of Part I.

Promissory Notes – As of June 30, 2013, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $5,505,926 bearing interest at rates varying from 12% to 22%. During the three months ended June 30, 2013 and 2012, the interest expense related to these promissory notes was $512,993 and $73,218, respectively. The interest expense on promissory notes amounted to $174,821 and $49,905, respectively, for the three months ended June 30, 2013 and 2012; and $405,986 and $123,123, respectively, for the six months ended June 30, 2013 and 2012.

The promissory note with an outstanding principal of $3,896,869 bears interest at a rate of 12% per annum, is unsecured and has matured on January 30, 2013. The Company is currently negotiating with the note holder for an extension of the repayment date. As of June 30, 2013 and December 31, 2012, the outstanding principal in default and unpaid interest related to this promissory note amounted to $3,022,898 and $3,853,052, respectively.

Bank Loans - In January 2013, the Company obtained a bank loan of $1,294,771 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on December 5, 2013. As of June 30, 2013, the outstanding balance of this loan was $1,294,771.

In May 2013, the Company obtained a bank loan of $11,329,244 (RMB70,000,000) from the China Citi Bank. The loan bears interest at a rate of 14.21% per annum and is collateralized by the real estate property under development of LYSY and is guaranteed by a director of the Company and LYSY and his wife, and a director of a corporate shareholder of LYSY. The guarantors do not receive any compensation for these guarantees. The Company is obliged to repay $3,398,773 (RMB21,000,000), or higher, before May 14, 2014, $4,531,698 (RMB28,000,000), or higher, on November 14, 2014, and the remaining loan balance on May 14, 2015. As of June 30, 2013, the outstanding balance of this loan was $11,329,244. Under the term of the loan agreement, the Company is required to adhere to certain covenants. The Company is required to adhere to the restrictions on the use of proceeds from the loan to finance construction of the real estate development project of LYSY. The Company was not in compliance with the covenant as of June 30, 2013 and therefore classified the loan as current.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. As of June 30, 2013, the Company had outstanding loan balances of $12,138,476 under this facility line of credit. Under the term of the agreement, the Company is to adhere to the covenant that it agreed not to use any of its pledged assets as security for another debt obligation or other liability. The Company was not in compliance with the covenant as of June 30, 2013.

As of June 30, 2013, the Company had outstanding bank loans totaling $30,556,590 bearing interest at rates ranging from 7.56% to 14.20% per annum. Interest expenses amounted to $385,696 and $178,815 for the three months ended June 30, 2013 and 2012, respectively; and $725,027 and $352,022 for the six months ended June 30, 2013 and 2012, respectively.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At June 30, 2013, the Company had borrowings together with unpaid interest expense of $10,320,679 from officers and directors, including $10,288,149 from Lin Chi-Jung, our Chief Executive Officer, President and Chairman. The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per year. Included in the balance as of June 30, 2013, advances of $611,277 were due on June 30, 2013, or overdue, and the remaining balance has no fixed term of repayment. The Company is currently negotiating with Lin Chi-Jung for an extension of the repayment date. The advances from Lin Chi-Jung currently in default amount to $611,277.

The interest expense on amounts due to directors amounted to $396,612 and $242,022 for the three months ended June 30, 2013 and 2012; and $741,179 and $487,048, respectively, for the six months ended June 30, 2013 and 2012.

Guarantee - As of June 30, 2013, the Company was contingently liable for $809,232 in a guarantee executed in May, 2013. The Company provided a loan guarantee to an unaffiliated third-party lender for the borrowing of $809,232 (RMB5,000,000) by Lin Chi-Jung, a director of the Company. The Company provided the guarantee in order to secure a loan to the Company for $809,232 from Lin Chi-Jung. Lin Chi-Jung obtained the loan from the third party lender and, in turn, lent the funds to the Company on the same terms as his loan from the third-party lender. The loan bears interest at a rate of 20% per annum and matures in December 2013. The guarantee is secured by the use right of the Company’s certain investment properties, and expires in December 2013. The Company is not aware of any existing event of default that would require us to satisfy this guarantee. The Company does not expect that the guarantee will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

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

As of June 30, 2013, the Company had a working capital deficit of $7,806,309, an accumulated deficit from recurring net losses of $13,481,948 and short-term debt obligations of $26,490,618 that are currently in default and obligations of $9,571,898 are due in the coming twelve months or payable on demand. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2013, additional qualified accounting personnel have been hired and put into place to assist in preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

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

C.	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2013, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: August 19, 2013	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: August 19, 2013	By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

