Form 10-Q
period 2013-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2013-12-06
CIK 1083490

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 21, 2013 – 28,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$1,590,158	$934,123
Restricted cash (Note 3)	1,261,234	1,352,319
Accounts receivable, net of allowance for doubtful accounts of $32,245 and $0 as of September 30, 2013 and December 31, 2012, respectively	974,453	1,883,162
Promissory deposits (Note 4)	748,211	1,038,899
Real estate property under development (Note 5)	29,911,559	20,493,851
Amounts due from unconsolidated affiliates (Note 9)	3,756,375	4,316,031
Other receivables and deposits, net of allowance for doubtful accounts of $74,356 and $73,864 as of September 30, 2013 and December 31, 2012, respectively (Note 6)	447,143	353,775
Total current assets	38,689,133	30,372,160

Property and equipment, net (Note 7)	9,236,661	9,303,261
Investment properties, net (Note8)	6,137,920	6,401,469
Deferred tax assets	279,722	189,375
Investments in unconsolidated affiliates (Note 9)	5,989,560	3,925,770
Total assets	$60,332,996	$50,192,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$332,498	$586,935
Amounts due to directors (Note 10)	11,488,413	7,707,172
Other payables and accrued expenses (Note 11)	3,057,973	5,346,242
Other taxes payable	70,909	138,277
Income taxes payable	7,093	150,614
Bank loans (Note 12)	18,461,288	17,627,874
Promissory notes payable (Note 13)	5,010,568	6,154,095
Current portion of long term bank loan (Note 14)	11,385,817	-
Total current liabilities	49,814,559	37,711,209

Deferred government subsidy	5,396,131	5,273,314
Deposits received from underwriting sales (Note 15)	616,566	1,915,229
Total liabilities	55,827,256	44,899,752

Commitments and contingencies (Note 17)

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Continued)
(Expressed in U.S. Dollars)

	September 30,	December 31,
	2013	2012
Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	$286,919	$286,919
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 16)	782,987	782,987
Accumulated losses	(14,378,338)	(13,500,082)
Accumulated other comprehensive income	270,092	359,183
Total deficit of Sunrise Real Estate Group, Inc	(8,468,332)	(7,500,985)
Non-controlling interests	12,974,072	12,793,268
Total shareholders’ equity	4,505,740	5,292,283
Total liabilities and shareholders’ equity	$60,332,996	$50,192,035

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net revenues	$2,673,046	$1,877,851	$9,273,860	$5,433,174
Cost of revenues	(1,264,443)	(1,000,045)	(3,644,647)	(3,069,720)
Gross income	1,408,603	877,806	5,629,213	2,363,454

Operating expenses	(451,132)	(468,213)	(1,136,947)	(1,078,923)
General and administrative expenses	(870,165)	(907,222)	(2,693,023)	(2,765,542)
Operating income (loss)	87,306	(497,629)	1,799,243	(1,481,011)

Other income (expenses)
Interest income	196,741	5,372	575,959	9,162
Interest expense, net of amount capitalized	(1,146,811)	(289,977)	(3,019,003)	(1,274,583)
Miscellaneous, net	2,238	(4,652)	18,481	(6,613)
Total other expenses	(947,832)	(289,257)	(2,424,563)	(1,272,034)

Loss before income taxes and equity in net losses of unconsolidated affiliates	(860,526)	(786,886)	(625,320)	(2,753,045)

Income tax expense (benefit)	78,987	692	59,349	(40,788)
Equity in losses of unconsolidated affiliates, net of income taxes	(184,889)	(107,476)	(457,676)	(309,319)

Net loss	(966,428)	(893,670)	(1,023,647)	(3,103,152)
Less: Net loss attributable to non-controlling interests	70,038	49,565	145,391	526,450
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(896,390)	$(844,105)	$(878,256)	$(2,576,702)

Loss per share – basic and fully diluted	$(0.03)	$(0.03)	$(0.03)	$(0.09)

Weighted average common shares Outstanding
- Basic and fully diluted	28,691,925	28,691,925	28,691,925	28,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Net loss	$(966,428)	$(893,670)	$(1,023,647)	$(3,103,152)

Other comprehensive income (loss)
- Foreign currency translation Adjustment	49,195	(32,036)	196,976	(139,809)

Total comprehensive loss	(917,233)	(925,706)	(826,671)	(3,242,961)
Less: Comprehensive loss (income) attributable to non-controlling interests	5,210	49,565	(140,676)	606,603

Total comprehensive loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(912,023)	$(876,141)	$(967,347)	$(2,636,358)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities		(Restated)
Net loss	$(1,023,647)	$(3,103,152)

Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on disposal of property, plant and equipment	(66)	2,196
Depreciation and amortization	829,257	687,199
Allowance for doubtful accounts	106,601	-
Equity in net losses of unconsolidated affiliates	457,676	309,319
Changes in operating assets and liabilities
Accounts receivable	910,215	(145,747)
Promissory deposits	311,161	2,493,805
Real estate property under development	(8,880,528)	(17,581,438)
Other receivables and deposits	(159,060)	(146,715)
Deferred tax assets	(85,353)	-
Accounts payable	(265,211)	(221,009)
Other payables and accrued expenses	(2,241,549)	(4,863,955)
Interest payable on promissory notes	187,803	286,408
Interest payable on amounts due to directors	900,705	407,330
Other taxes payable	(69,841)	(59,568)
Income taxes payable	(145,598)	(220,529)
Deposits received from underwriting sales	(1,329,693)	(535,629)
Deferred government subsidy	-	5,260,426
Net cash used in operating activities	(10,497,128)	(17,431,059)

Cash flows from investing activities
Capital injection to unconsolidated affiliates	(2,418,004)	-
Advances to unconsolidated affiliates	(1,482,573)	(1,684,332)
Repayments of advances to unconsolidated affiliates	2,132,984	-
Acquisition of property and equipment	(170,876)	(3,420,251)
Acquisition of equity investment	-	(60,000)
Net cash used in investing activities	(1,938,469)	(5,164,583)

Cash flows from financing activities
Capital contribution from non-controlling interests of new consolidated subsidiaries	40,128	12,083,096
New bank loans	12,575,416	6,439,698
Bank loan repayments	(854,483)	-
Advances from directors	9,778,402	53,528
Repayments of advances from directors	(7,099,757)	-
Proceeds from new promissory notes	1,128,562	4,059,398
Repayment of promissory notes	(2,579,572)	-
Restricted cash	120,262	-
Dividend paid to non-controlling interests	(145,101)	-
Net cash provided by financing activities	12,963,857	22,635,720

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2013	2012
		(Restated)
Effect of exchange rate changes on cash and cash equivalents	127,775	(193,318)

Net increase (decrease) in cash and cash equivalents	656,035	(153,240)
Cash and cash equivalents at beginning of period	934,123	1,377,093
Cash and cash equivalents at end of period	$1,590,158	$1,223,853

Supplemental disclosure of cash flow information
Income taxes paid	$170,560	$214,310
Interest paid	2,320,233	157,803

  See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. “SRRE” was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE together with its subsidiaries and equity investments described below is collectively referred to as “the Company”, “our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services, and real estate development in the People’s Republic of China (the “PRC”). Aside from focusing on the aforesaid businesses, SRRE has invested in Xin Guang Equity Investment Management (Shanghai) Company Limited (“XG”), an equity investment company, and Shanghai Da Er Wei Trading Company Limited, an import and export trading company.  The Company’s share of results of these equity investments is insignificant.

As of September 30, 2013, the Company has the following major subsidiaries and equity investments.
Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%[3]	Subsidiary	Investment holding
PutianXinJi Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[4]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
XinGuang Equity Investment Management (Shanghai) Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Equity investment and consultancy
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%	Equity investment	Import and export trading

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

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from the audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2013 and the results of operations for the three months and nine months ended September 30, 2013 and 2012, and the cash flows for the nine months ended September 30, 2013 and 2012. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2013, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed. There is no assurance that the Company will be able to obtain additional financing on acceptable terms and any financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our shareholders in the case of equity financing. If events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, or incurs significant unplanned cash outlays, the Company may be required to suspend operations or cease business entirely.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is U.S. dollars (“$”) and their financial records are maintained and the financial statements prepared in U.S. dollars. The functional currency of the Company’s subsidiaries and affiliates in  the PRC is Renminbi (“RMB”) and their financial records and statements are maintained and prepared in RMB.

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

The financial statements of the Company’s operations based outside of the United States have been translated into U.S. dollars in accordance with ASC830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into U.S. dollars, period-end exchange rates are applied to the condensed consolidated balance sheets, while average exchange rates as to revenues and expenses are applied to condensed consolidated statements of operations. The effect of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates as of September 30, 2013 and December 31, 2012 are $1: RMB6.1480 and $1: RMB6.2855, respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transaction must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rate used in translation.

Major Customers

There was one customer that accounted for 20% and 11% of our net revenues during the nine months ended September 30, 2013 and 2012, respectively.

There was no customer that accounted for 10% or more of our net revenues during the three months ended September 30, 2013 and 2012.

There were no accounts receivable from these customers as of September 30, 2013 and December 31, 2012.

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

For the three months and nine months ended September 30, 2013 and 2012, the Company had not recognized any impairment for real estate property under development.

Long Term Investments

The Company accounts for long term investments in equities as follows.

Investments in Unconsolidated Affiliates

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

The Company has received refundable government subsidy of $5,369,131 as of September 30, 2013. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 became effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the Company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the Company commencing January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

The FASB issued ASU 2013-04 Topic 405 - Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11 Topic 740 – Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of September 30, 2013 and December 31, 2012, the Company held cash deposits of $1,261,234 and $1,352,319, respectively, as security for its bank loans (see Note 12). These balances are subject to withdrawal restrictions and are not covered by insurance.

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

As of September 30, 2013, land use rights included in real estate property under development totaled $11,992,049.

Real estate property under development as of September 30, 2013 has been pledged as collateral for the Company’s bank loans (See Note 14).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2013	2012

Advances to staff	$113,256	$40,477
Rental deposits	31,592	44,154
Other receivables	302,295	269,144
	$447,143	$353,775

Other receivables and deposits as of September 30, 2013 and December 31, 2012 are stated net of allowance for doubtful accounts of $74,356 and $73,864, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2013	2012

Furniture and fixtures	$407,680	$354,446
Computer and office equipment	293,895	281,975
Motor vehicles	871,429	761,702
Properties	9,577,157	9,367,650
	11,150,161	10,765,773
Less: Accumulated depreciation	(1,913,500)	(1,462,512)
	$9,236,661	$9,303,261

Depreciation and amortization expense for property and equipment amounted to $428,305 and $431,433 for the nine months ended September 30, 2013 and 2012, respectively.

All properties as of September 30, 2013 and December 31, 2012 were pledged as collateral for the Company’s bank loans (See Note 12).

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2013	2012

Investment properties	$10,071,702	$9,851,376
Less: Accumulated depreciation	(3,933,782)	(3,449,907)
	$6,137,920	$6,401,469

Depreciation and amortization expense for investment properties amounted to $400,952 and $255,766 for the nine months ended September 30, 2013 and 2012, respectively.

All investment properties as of September 30, 2013 and December 31, 2012 were pledged as collateral for the Company’s bank loans (See Note 12).

NOTE 9 – INVESTMENTS IN AND AMOUNTS DUE FROM UNCONSOLIDATED AFFILIATES

The carrying values of the Company’s investments in unconsolidated affiliates are as follows.

	September 30,	December 31,
	2013	2012

Wuhan Yuan Yu Long Real Estate Development Company Limited	$5,764,282	$3,925,770
XinGuang Equity Investment Management (Shanghai) Company Limited	196,000	-
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited	-	-
Shanghai Da Er Wei Trading Company Limited	29,278	-
	$5,989,560	$3,925,770

Equity in losses of unconsolidated affiliates, net of income taxes, is as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Wuhan Yuan Yu Long Real Estate Development Company Limited	$124,889	$107,476	$397,676	$309,319
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited	60,000	-	60,000	-
	$184,889	$107,476	$457,676	$309,319

(a)    Wuhan Yuan Yu Long Real Estate Development Company Limited

In 2011, the Company invested $4,250,163 to acquire a 49% equity interest in WHYYL to expand its operations to real estate development business. WHYYL is developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. During the third quarter of 2013, WHYYL raised capital and as a result, the Company invested additional $2,132,976 and maintained 49% equity interest in WHYYL.

The following table sets forth the movements of the Company’s investment in WHYYL.

Balance as of January 1, 2013	$3,925,770
Capital injection	2,132,976
Equity in net loss of the unconsolidated affiliate for the nine months ended September 30, 2013	(397,676)
Translation adjustments	103,212
Balance as of September 30, 2013	$5,764,282

The following table sets forth the financial information of WHYYL.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Net loss	$262,645	$219,339	$819,353	$631,263

	September 30,	December 31,
	2013	2012

Current assets	$42,252,431	$19,387,419
Non-current assets	715,864	298,872
Total assets	42,968,295	19,686,291

Current liabilities	31,204,454	11,674,515
Total equity	$11,763,841	$8,011,776

(b)    XinGuang Equity Investment Management (Shanghai) Company Limited

In December 2012, the Company acquired 49% equity interest in XG, a company that is engaged in equity investment and consultancy, and committed to contribute a total cash consideration of $980,000. As of September 30, 2013, the Company has made aggregate capital payments of $198,000 and the remaining $782,000 is payable upon capital calls before December 17, 2014.

(c)     Shanghai Xin Xing Yang Real Estate Brokerage Company Limited

In September 2011, the Company acquired a 40% equity interest in SHXXY, a company that is engaged in provision of property brokerage services, for a total cash consideration of $120,000. As of September 30, 2013, the net investment in SHXXY was $0 as a result of the inclusion of the Company’s equity in net loss of SHXXY totaling $120,000.

(d)    Shanghai Da Er Wei Trading Company Limited

In June 2013, the Company acquired a 30% equity interest in SHDEW, a company that is engaged in import and export trading. The Company committed to contribute a total cash consideration of $162,655. As of September 30, 2013, the Company had made aggregate capital payments of $29,278 and the remaining $133,377 is payable upon capital calls before June 5, 2015.

As of September 30, 2013 and December 31, 2012, the Company has a balance of $3,756,375 and $4,316,031 due from unconsolidated affiliates, of which $3,735,281 and $4,316,031 are due as of September 30, 2013 and December 2012, respectively, bears interest at a rate of 15% per annum, and the remaining balance is interest-free. These amounts are unsecured and have no fixed term of repayment.

The Company recorded interest income from unconsolidated affiliates of $189,774 and $563,323, respectively, for the three months and nine months ended September 30, 2013. There was no interest income from unconsolidated affiliates during 2012.

During the three months and nine months ended September 30, 2013 and 2012, the Company had no impairment losses for investments in unconsolidated affiliates.

NOTE 10– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2013	2012

Lin Chi-Jung	$11,451,573	$7,683,507
Lin Hsin-Hung	35,368	22,225
Lin Chao-Chin	1,472	1,440
	$11,488,413	$7,707,172

(a)     The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances of unpaid salaries and reimbursements as of September 30, 2013 and December 31, 2012 were $60,372 and $35,797, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2013 and December 31, 2012 were $11,391,201 and $7,647,710, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum. The weighted average interest rate on these balances was 22.60% as of September 30, 2013. Included in the balance as of September 30, 2013, advances of $1,728,817 were overdue and currently in default, and the remaining balance had no fixed term of repayment.

(b)    The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $789,268 and $88,081 for the three months ended September 30, 2013 and 2012; and $1,600,108 and $575,129, respectively, for the nine months ended September 30, 2013 and 2012.

NOTE 11- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2013	2012

Accrued staff commission and bonus	$543,641	$890,419
Rental deposits received	877,441	945,309
Customer deposits	658,751	1,217,087
Advances from unrelated parties	-	1,288,680
Dividend payable to non-controlling interests	-	237,582
Accrued expenses	367,633	346,861
Other payables	610,507	420,304
	$3,057,973	$5,346,242

Advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 12 –  BANK LOANS

In January 2013, the Company obtained a bank loan of $1,301,236 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on December 5, 2013. As of September 30, 2013, the outstanding principal balance of this loan was $1,301,236.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,823,032 (RMB35,800,000) as of September 30, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the nine months ended September 30, 2013 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $1,261,234 as of September 30, 2013 and $1,352,319 as of December 31, 2012 (See Note 3), is guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of September 30, 2013 and December 31, 2012, the Company had outstanding loan balances of $5,823,032 and $5,695,649, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,199,089 (RMB75,000,000) as of September 30, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the nine months ended September 30, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and is guaranteed by a director of the Company, and matures on March 31, 2015. The borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of September 30, 2013 and December 31, 2012, the Company had outstanding loan balances of $11,337,020and $11,932,225, respectively, under this facility line of credit. Under the term of the agreement, the Company agreed not to use any of its pledged assets as security for another debt obligation or other liability. The Company used certain pledged assets to provide a loan guarantee to an unaffiliated third party lender for the borrowing of $813,272, bearing interest at a rate of 20% per annum, by Lin Chi-Jung, a director of the Company. Lin Chi-Jung obtained the loan from the third party lender and, in turn, lent the funds to the Company on the same terms. The Company therefore was not in compliance with the covenant as of September 30, 2013. As of September 30, 2013, we have not received any notice of default or other communication from the First Sino Bank with respect to our not being in compliance.

In November 2009, the Company entered into a three-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $8,945,999 (RMB55,000,000). The borrowings under this facility bore interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The facility of credit was secured by all of the Company’s properties included in property and equipment (See Note 7), and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned 3-year non-revolving facility line of credit agreement entered by the Company in April 2012.

In March 2010, the Company entered into a three-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $2,439,818 (RMB15,000,000). The borrowings under this facility bore interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The facility of credit was secured by all of the Company’s investment properties (See Note 8), and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned three-year non-revolving facility line of credit agreement entered by the Company in April 2012.

NOTE 13 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances, the promissory note and unpaid interest thereon of $2,328,946 and $3,853,052 are in default as of September 30, 2013 and December 31, 2012, respectively.

The promissory note with an outstanding principal of $2,289,783 bears interest at a rate of 12% per annum, is unsecured and has matured on January 30, 2013. The Company is currently negotiating with the note holder for an extension of the repayment date. As of September 30, 2013 and December 31, 2012, the outstanding principal in default and unpaid interest related to this promissory note amounted to $2,328,946 and $3,853,052, respectively.

The promissory note with a principal of $300,000 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $ 292,364 and $307,500, respectively.

The promissory note with a principal of $940,143 (RMB5,780,000) bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $1,209,540 and $1,088,219, respectively.

The promissory note with a principal of $813,272 (RMB5,000,000) bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $1,017,064 and $905,324, respectively.

The promissory note with a principal of $162,654 (RMB1,000,000) bears interest at a rate of 36% per annum, is unsecured and is due on December 27, 2013. As of September 30, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $162,654.

The interest expense on promissory notes amounted to $232,858 and $144,428 for the three months ended September 30, 2013 and 2012, respectively; and $702,460 and $267,551, respectively, for the nine months ended September 30, 2013 and 2012.

NOTE 14 – LONG TERM BANK LOAN

Long term obligations of the Company are summarized as follows:

	September 30,	December 31,
	2013	2012

Loan from China Citi Bank	$11,385,817	$-

Less: Current portion	(11,385,817)	-
	$-	$-

In May 2013, the Company obtained a bank loan of $11,385,817 (RMB70,000,000) from the China Citi Bank. The loan bears interest at a rate of 14.21% per annum and is collateralized by the real estate property under development of LYSY (Note 5) and is guaranteed by a director of the Company and LYSY and his wife, and a director of a corporate shareholder of LYSY. The guarantors do not receive any compensation for these guarantees. The Company is obliged to repay $3,415,745 (RMB21,000,000), or higher, before May 14, 2014, $4,554,326 (RMB28,000,000), or higher, on November 14, 2014, and the remaining loan balance on May 14, 2015. As of September 30, 2013, the outstanding balance of this loan was $11,385,817. Under the term of the loan agreement, the Company is to adhere to certain covenants. The Company is obligated under the loan agreement to adhere to the restrictions on use of proceeds from the loan to finance construction of the real estate development project of LYSY. The Company used $1,626,545 (RMB10, 000,000.00) from the loan proceeds to finance WHYYL’s property development project in Wuhan, and therefore was not in compliance with the covenant as of September 30, 2013. The loan is classified as current. As of September 30, 2013, we have not received any notice of default or other communication from the China Citi Bank with respect to our not being in compliance.

NOTE15 –DEPOSITS RECEIVED FROM UNDERWRTING SALES

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2013 and December 31, 2012, the Company’s statutory reserve fund was $782,987.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases were $65,009 and $11,293 for the three months ended September 30, 2013 and 2012, respectively; and $160,531 and $34,653 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, the Company had the following operating lease obligations falling due.

Amount
Within one year	$81,006
Two to five years	18,868
$99,874

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006 and the Company had the right to sublease these properties to cover these lease commitments in the leasing periods. In 2009, we agreed with certain buyers to amend the agreed 5-year annual return rate from 8.5% to 5.8% and the agreed 8-year annual return rate from 8.8% to 6% for the remaining lease, or to terminate their lease agreements early. As of September 30, 2013, the Company has the following leasing commitment related to these properties.

Amount
Within one year	$606,739
Two to five years	-
$606,739

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. During the three months and nine months ended September 30, 2013 and 2012, the Company had no significant provision for onerous contracts.

According to the leasing agreements, the Company has an option to terminate any agreement by paying a predetermined compensation. As of September 30, 2013, the compensation to terminate all leasing agreements is $935,978. According to the sub-leasing agreements that have been signed through September 30, 2013, the rental income from these sub-leasing agreements will be $550,792 within one year and $0 within two to five years. However, no assurance can be given that we can collect all of the rental income.

Other commitments

As of September 30, 2013, the Company had outstanding commitments of $26,041,583 with respect to non-cancellable construction contracts for real estate development.

Contingencies

As of September 30, 2013, the Company was contingently liable for $813,272 in a guarantee executed in May, 2013. The Company provided a loan guarantee to an unaffiliated third-party lender for the borrowing of $813,272 (RMB5,000,000) by Lin Chi-Jung, a director of the Company. The Company provided the guarantee in order to secure a loan to the Company for $813,272 from Lin Chi-Jung.  Lin Chi-Jung obtained the loan from the third party lender and, in turn, lent the funds to the Company on the same terms as his loan from the third-party lender. The loan to the Company bears interest at a rate of 20% per annum and matures in December 2013. The guarantee is secured by the use right of the Company’s investment properties located in Shanghai, and expires in December 2013. No loss has been experienced or is anticipated under this guarantee.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, loss from operations and net loss. The following tables show the operations of the Company's operating segments:

	Three Months ended September 30, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$2,673,046	$-	$-	$2,673,046
Cost of revenues	(1,264,443)	-	-	(1,264,443)
Gross income	1,408,603	-	-	1,408,603

Operating expenses	(374,685)	(76,447)	-	(451,132)
General and administrative expenses	(651,951)	(124,519)	(93,695)	(870,165)
Operating income(loss)	381,967	(200,966)	(93,695)	87,306

Other income (expenses)
Interest income	170,032	26,709	-	196,741
Interest expense, net of amount capitalized	(1,133,545)	-	(13,266)	(1,146,811)
Miscellaneous, net	2,238	-	-	2,238
Total other (expenses) income	(961,275)	26,709	(13,266)	(947,832)

Loss before income tax	(579,308)	(174,257)	(106,961)	(860,526)

Income tax expense	9,415	69,572	-	78,987
Equity in losses of unconsolidated affiliates, net of income taxes	(60,000)	(124,889)	-	(184,889)
Net loss	$(629,893)	$(229,574)	$(106,961)	$(966,428)

	Three Months ended September 30, 2012
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$1,877,851	$-	$-	$1,877,851
Cost of revenues	(1,000,045)	-	-	(1,000,045)
Gross income	877,806	-	-	877,806

Operating expenses	(326,571)	(141,642)	-	(468,213)
General and administrative expenses	(799,141)	(67,111)	(40,970)	(907,222)
Operating loss	(247,906)	(208,753)	(40,970)	(497,629)

Other income (expenses)
Interest income	3,070	2,270	32	5,372
Interest expense, net of amount capitalized	(278,657)	-	(11,320)	(289,977)
Miscellaneous, net	(4,652)	-	-	(4,652)
Total other (expenses) income	(280,239)	2,270	(11,288)	(289,257)

Loss before income taxes	(528,145)	(206,483)	(52,258)	(786,886)

Income tax expense	692	-	-	692
Equity in loss of an unconsolidated affiliate, net of income taxes	-	(107,476)	-	(107,476)
Net loss	$(527,453)	$(313,959)	$(52,258)	$(893,670)

	Nine Months ended September 30, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$9,273,860	$-	$-	$9,273,860
Cost of revenues	(3,644,647)	-	-	(3,644,647)
Gross income	5,629,213	-	-	5,629,213

Operating expenses	(997,176)	(139,771)	-	(1,136,947)
General and administrative expenses	(2,130,491)	(278,188)	(284,344)	(2,693,023)
Operating income (loss)	2,501,546	(417,959)	(284,344)	1,799,243

Other income (expenses)
Interest income	499,414	76,545	-	575,959
Interest expense, net of amount capitalized	(2,979,206)	-	(39,797)	(3,019,003)
Miscellaneous, net	18,481	-	-	18,481
Total other (expenses) income	(2,461,311)	76,545	(39,797)	(2,424,563)

Income (loss) before income taxes	40,235	(341,414)	(324,141)	(625,320)

Income tax (expense) benefit	(26,004)	85,353	-	59,349
Equity in losses of unconsolidated affiliates, net of income taxes	(60,000)	(397,676)	-	(457,676)
Net loss	$(45,769)	$(653,737)	$(324,141)	$(1,023,647)

	Nine Months ended September 30, 2012
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$5,433,174	$-	$-	$5,433,174
Cost of revenues	(3,069,720)	-	-	(3,069,720)
Gross income	2,363,454	-	-	2,363,454

Operating expenses	(937,281)	(141,642)	-	(1,078,923)
General and administrative expenses	(1,971,426)	(595,055)	(199,061)	(2,765,542)
Operating loss	(545,253)	(736,697)	(199,061)	(1,481,011)

Other income (expenses)
Interest income	6,738	2,338	86	9,162
Interest expense, net of amount capitalized	(1,080,523)	-	(194,060)	(1,274,583)
Miscellaneous, net	(6,613)	-	-	(6,613)
Total other (expenses) income	(1,080,398)	2,338	(193,974)	(1,272,034)

Loss before income taxes	(1,625,651)	(734,359)	(393,035)	(2,753,045)

Income tax expense	(40,788)	-	-	(40,788)
Equity in loss of an unconsolidated affiliate, net of income taxes	-	(309,319)	-	(309,319)
Net loss	$(1,666,439)	$(1,043,678)	$(393,035)	$(3,103,152)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of September 30, 2013
Real estate property under development	$-	$29,911,559	$-	$29,911,559
Total assets	19,752,107	40,538,841	42,048	60,332,996

As of December 31, 2012
Real estate property under development	$-	$20,493,851	$-	$20,493,851
Total assets	24,322,419	25,813,935	55,681	50,192,035

NOTE 19 – RESTATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2012, the Company determined that it incorrectly recognized the government subsidy and overstated the equity in net losses of unconsolidated affiliates in the condensed consolidated statement of operations.

(a)   Government subsidy

The Company recognized the government subsidy received in the condensed consolidated statement of operations, and in its real estate property under development to offset against construction costs for the three months and nine months ended September 30, 2012. In consideration of the intended use and restrictions of the subsidy that the subsidy is given to reimburse the land acquisition costs and certain construction cost of the Company’s real estate development project in Linyi, and is repayable if the Company fails to complete the project by the agreed date, the Company determined that the government subsidy should be deferred. As a result, the net profit attributable to non-controlling interests was decreased, and both the real estate property under development and the deferred government subsidy increased.

(b)    Equity in net loss of an unconsolidated affiliate

The Company’s unconsolidated affiliate charged the interest expense to its statement of operations for the three months and nine months ended September 30, 2012. The Company reconsidered the affiliate’s interest expense that was incurred in relation to the construction of a real estate development project of the affiliate, and determined that the interest expense should be capitalized as part of the project development cost. Accordingly, the Company should decrease its equity in net losses of unconsolidated affiliates for the three months and nine months ended September 30, 2012.

(c)    Other adjustment and reclassifications

Additionally, the Company has made an immaterial adjustment to correct a consolidation error in additional paid-in capital and accumulated other comprehensive income and an error in classifying the Company’s equity in net loss of an unconsolidated affiliate as loss on disposal of property and equipment, and reclassified certain items in the condensed consolidated financial statements for the three months and nine months ended September 30, 2012 to be comparable with the classification for the three months and nine months ended September 30, 2013.

The Company has restated its condensed consolidated financial statements for the three months and nine months ended September 30, 2012 to reflect the correction of the above errors and reclassifications. The impacts of these restatements decrease the net loss by $2,319,358, and result in a net loss of $893,670, for the three months ended September 30, 2012; and decreased the net income by $116,787, and result in a net loss of $3,103,152 for the nine months ended September 30, 2012. Additionally, due to these restatements, the Company’s total assets, total liabilities and total shareholders’ equity as of September 30, 2012 increased by $5,377,213, $5,260,426 and $116,787, respectively.

The impacts of these restatements on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2012, its unaudited condensed consolidated statements of operations for the three months and nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 are set forth below.

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
ASSETS

Current assets
Cash and cash equivalents	$1,223,853	$-		$1,223,853
Restricted cash	1,340,483	-		1,340,483
Accounts receivable	1,278,259	-		1,278,259
Promissory deposits	1,029,806	-		1,029,806
Real estate property under development	12,544,116	5,026,829	(a)	17,570,945
Amount due from an unconsolidated affiliate	1,998,332	-		1,998,332
Other receivables and deposits	1,004,942	-		1,004,942
Total current assets	20,419,791	5,026,829		25,446,620

Property and equipment, net	9,467,351	-		9,467,351
Investment properties, net	6,387,761	-		6,387,761
Investment in an unconsolidated affiliate	-	350,384	(b)	3,844,601
		3,494,217	(c)
Other investments	3,599,993	(3,494,217)	(c)	105,776
Total assets	$39,874,896	$5,377,213		$45,252,109

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$257,871	$-		$257,871
Amounts due to directors	5,639,048	-		5,639,048
Amount due to a related party	86,737	(86,737)	(c)	-
Other payables and accrued expenses	6,039,862	86,737	(c)	2,483,332
		(3,643,267)	(c)
Other taxes payable	9,445	-		9,445
Income taxes payable	2,556	-		2,556
Bank loans	11,039,268	6,434,316	(c)	17,473,584
Promissory notes payable	2,397,282	3,643,267	(c)	6,040,549
Total current liabilities	25,472,069	6,434,316		31,906,385

Long term bank loans	6,434,316	(6,434,316)	(c)	-
Deferred government subsidy	-	5,260,426	(a)	5,260,426
Deposits received from underwriting sales	2,536,884	-		2,536,884
Total liabilities	34,443,269	5,260,426		39,703,695

Shareholders’ equity
Common stock, par value $0.01 per share; 20,000,000 shares authorized: 28,691,925 shares issued and outstanding	286,919	-		286,919
Additional paid-in capital	4,579,529	(9,521)	(c)	4,570,008
Statutory reserve	782,987	-		782,987
Accumulated losses	(13,277,821)	350,384	(b)	(12,983,500)
		177,534	(a)
		(233,597)	(a)
Accumulated other comprehensive income	420,282	9,521	(c)	429,803

Total deficit of Sunrise Real Estate Group, Inc.	(7,208,104)	294,321		(6,913,783)
Non-controlling interests	12,639,731	(177,534)	(a)	12,462,197
Total shareholders’ equity	5,431,627	116,787		$5,548,414

Total liabilities and shareholders’ equity	$39,874,896	$5,377,213		$45,252,109

Unaudited Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Net revenues	$1,687,626	$190,225	(c)	$1,877,851
Cost of revenues	(766,868)	(134,115)	(c)	(1,000,045)
		(99,062)	(c)
Gross income	920,758	(42,952)		877,806

Operating expenses	(468,213)	-		(468,213)
General and administrative expenses	(1,041,337)	134,115	(c)	(907,222)
Operating income (loss)	(588,792)	91,163		(497,629)

Other income (expenses)
Interest income	5,372	-		5,372
Interest expense, net of amount capitalized	(289,977)	-		(289,977)
Miscellaneous, net	(2,302,717)	2,298,065	(a)	(4,652)
Total other (expenses) income	(2,587,322)	2,298,065		(289,257)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(3,176,114)	2,389,228		(786,886)
Income tax expense	692	-		692
Equity in loss of an unconsolidated affiliate, net of income taxes	(37,606)	(69,870)	(b)	(107,476)
Net loss	(3,213,028)	2,319,358		(893,670)

Less: Net loss attributable to non-controlling interests	1,839,148	(1,789,583)	(a)	49,565

Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,373,880)	$529,775		$(844,105)

Loss per share – basic and fully diluted	$(0.05)			$(0.03)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925			28,691,925

Unaudited Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Net revenues	$5,242,949	$190,225	(c)	$5,433,174
Cost of revenues	(2,644,921)	(22,454)	(c)	(3,069,720)
		(402,345)	(c)
Gross income	2,598,028	(234,574)		2,363,454

Operating expenses	(1,078,923)	-		(1,078,923)
General and administrative expenses	(3,167,887)	402,345	(c)	(2,765,542)
Operating loss	(1,648,782)	167,771		(1,481,011)

Other income (expenses)
Interest income	9,162	-		9,162
Interest expense, net of amount capitalized	(1,274,583)	-		(1,274,583)
Miscellaneous, net	394,755	(233,597)	(a)	(6,613)
		22,454	(c)
		(190,225)	(c)
Total other expenses	(870,666)	(401,368)		(1,272,034)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(2,519,448)	(233,597)		(2,753,045)
Income tax expense	(40,788)	-		(40,788)
Equity in loss of an unconsolidated affiliate, net of income taxes	(659,703)	350,384	(b)	(309,319)
Net loss	(3,219,939)	116,787		(3,103,152)

Less: Net loss attributable to non-controlling interests	348,916	177,534	(a)	526,450
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(2,871,023)	$294,321		$(2,576,702)

Loss per share – basic and fully diluted	$(0.10)			$(0.09)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925			28,691,925

Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2012

	As
	Previously			As
	Reported	Adjustments		Restated
Cash flows from operating activities
Net loss	$(3,219,939)	$(233,597)	(a)	$(3,103,152)
		350,384	(b)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposal of property and equipment	2,196	-		2,196
Depreciation and amortization	687,199	-		687,199
Loss on disposal of equity interest in subsidiary	659,703	(659,703)	(c)	-
Equity in net loss of an unconsolidated affiliate	-	659,703	(c)	309,319
		(350,384)	(b)
Changes in operating assets and liabilities
Accounts receivable	(145,747)	-		(145,747)
Promissory deposits	2,493,805			2,493,805
Real estate property under development	(12,554,609)	(5,026,829)	(a)	(17,581,438)
Other receivables and deposits	(146,715)	-		(146,715)
Amount due from an unconsolidated affiliate	(1,684,332)	1,684,332	(c)	-
Accounts payable	(221,009)	-		(221,009)
Other payables and accrued expenses	(1,220,688)	(3,643,267)	(c)	(4,863,955)
Interest payable on promissory notes	286,408	-		286,408
Interest payable on amounts due to directors	407,330	-		407,330
Other taxes payable	(59,568)	-		(59,568)
Income taxes payable	(220,529)	-		(220,529)
Deposits received from underwriting sales	(535,629)	-		(535,629)
Deferred government subsidy	-	5,260,426	(a)	5,260,426
Net cash used in operating activities	(15,472,124)	(1,958,935)		(17,431,059)

Cash flows from investing activities
Advances to an unconsolidated affiliate	-	(1,684,332)	(c)	(1,684,332)
Acquisitions of property and equipment	(3,420,251)	-		(3,420,251)
Acquisition of equity investment	(60,000)	-		(60,000)
Net cash used in investing activities	(3,480,251)	(1,684,332)		(5,164,583)

Cash flows from financing activities
Capital contribution from non-controlling interests of new consolidated subsidiaries	12,020,975	62,121	(c)	12,083,096
New bank loans	6,439,698	-		6,439,698
Advances from directors	53,528	-		53,528
Proceeds from new promissory notes	416,131	3,643,267	(c)	4,059,398
Net cash provided by financing activities	18,930,332	3,705,388		22,635,720

Effect of exchange rate changes on cash and cash Equivalents	(131,197)	(62,121)	(c)	(193,318)

Net decrease in cash and cash equivalents	(153,240)	-		(153,240)
Cash and cash equivalent at the beginning of period	1,377,093	-		1,377,093
Cash and cash equivalents at the end of period	$1,222,853	$-		$1,222,853

Supplementary disclosure of cash flow information
Income taxes paid	$214,310	$-		$214,310
Interest paid	157,803	-		157,803

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou XinJi Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd. (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai RuiJian Design Company, Ltd., (“SHRJ”), Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”), and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”), XinGuang Equity Investment Management (Shanghai) Company Limited (“XG”), Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”), and Shanghai Da Er Wei Trading Company Limited (“SHDEW”), are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, and property leasing services, property management services, and real estate development in the PRC.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2.

In January 2012, we established LYSY in which we have a 24% ownership. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and through September 30, 2013 have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. As of September 30, 2013, none of such units has been sold. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 became effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the Company for fiscal years beginning January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In March 2013, the FASB issued ASU 2013-05 Topic 830 – Foreign Currency Matters (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice about whether Subtopic 810-10, Consolidation - Overall, or Subtopic 830-30, ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-02 became effective for the company prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material effect on the Company’s financial statements.

The FASB has issued ASU 2013-04 Topic 405 - Liabilities: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11 Topic 740 – Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). This update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless otherwise provided in the update. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

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

Expenditures for land development, including cost of land use rights, deed tax, and pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales value of units to the estimated total sales value times the total project costs.

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

For the three months and nine months ended September 30, 2013 and 2012, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months and nine months ended September 30, 2013 and 2012.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months and nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, the Company received refundable government subsidies of $5,396,131. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy in the condensed consolidated balance sheets.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the three months and nine months ended September 30, 2013 with comparisons to the three months and nine months ended September 30, 2012.

Net Revenues

The following table shows the net revenues by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	% to total	2012	% to total	% change	2013	% to total	2012	% to total	% change
Agency sales	1,441,153	53.91	961,422	51.20	49.90	5,859,198	63.18	3,339,290	61.46	75.46
Property management	537,423	20.11	459,772	24.48	16.89	1,631,164	17.59	1,399,146	25.75	16.58
Underwriting sales	694,470	25.98	456,657	24.32	52.08	1,783,498	19.23	694,738	12.79	156.72
Net revenues	2,673,046	100.00	1,877,851	100.00	42.35	9,273,860	100.00	5,433,174	100.00	70.69

The net revenue in the third quarter of 2013 was $2,673,046, which increased 42.35% from $1,877,851 in the third quarter of 2012. The net revenues of the first three quarters of 2013 were $9,273,860, which increased 70.69% from $5,433,174 of the first three quarters of 2012. In the third quarter of 2013, agency sales represented 53.91% of our net revenues, property management represented 20.11%, and underwriting sales represented 25.98%. In the first three quarters of 2013, agency sales represented 63.18% of our net revenues, property management represented 17.59%, and underwriting sales represented 19.23%. The increase in net revenues in the third quarter and first three quarters of 2013 was due to the increase in our agency sales and underwriting sales.

Agency sales

In the third quarter and first three quarters of 2013, 53.91% and 63.18%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2012, net revenue of agency sales increased 49.9% and 75.46%, respectively, in the third quarter and the first three quarters of 2013. The primary reason was there were more sales agency projects that were completed during the third quarter of 2013, which contributed to the increase in our agency sales revenue.

Because of our diverse market locations, the risk of market fluctuations on our business operations in agency sales in 2013 has increased, and we are seeking stable growth in our agency sales business in 2013. However, there can be no assurance that we will be able to do so.

Property management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. The deposit method has been used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. During the three months and nine months ended September 30, 2013, more underwriting agreements are approaching its expiration and have met the recognition criteria. As a result, revenues from underwriting sales increased to $1,783,498 for the nine months ended September 30, 2013 from $694,738 for the same period in 2012, and increased to $694,470 for the three months ended September 30, 2013 from $456,657 in the same period in 2012.

Cost of Revenues

The following table shows the cost of revenues by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	% to total	2012	% to total	% change	2013	% to total	2012	% to total	% change
Agency sales	625,204	49.44	411,174	41.12	52.05	1,830,408	50.22	1,594,935	51.96	14.76
Property management	440,050	34.80	484,286	48.43	(9.13)	1,360,433	37.33	1,315,675	42.86	3.40
Underwriting sales	199,189	15.76	104,585	10.45	90.46	453,806	12.45	159,110	5.18	185.22
Cost of revenues	1,264,443	100.00	1,000,045	100.00	26.44	3,644,647	100.00	3,069,720	100.00	18.73

The cost of revenues of the third quarter of 2013 was $1,264,443, which increased 26.44% from $1,000,045 during the third quarter of 2012. The cost of revenues of the first three quarters of 2013 was $3,644,647, which increased 18.73% from $3,069,720 during the first three quarters of 2012. In the third quarter of 2013 agency sales represented 49.44% of our cost of revenues, property management represented 34.80%, and underwriting sales represented less than 15.76%. For the first three quarters of 2013, agency sales represented 50.22% of our cost of revenues, property management represented 37.33%, and underwriting sales represented 12.45%. The increase in cost of revenue in the third quarter and first three quarters of 2013 was mainly due to the increase in the cost of revenue for our agency sales and underwriting sales.

Agency sales

As compared with similar periods in 2012, cost of revenue of agency sales in the third quarter and first three quarters of 2013 increased 52.05% and 14.76% respectively. This increase in cost was mainly due to the increase in our marketing cost and commission fee of $116,934 and $167,799 respectively.

Property management

The cost of revenue from property management of the third quarter of 2013 was $440,050, which was decreased by 9.13% from $484,286 during the third quarter of 2012. The cost of revenue of the first three quarters of 2013 was $1,360,433, which increased 3.4% from $1,315,675 during the first three quarters of 2012.

Underwriting sales

As compared with similar periods in 2012, cost of revenue of underwriting sales in the third quarter and first three quarters of 2013 increased 90.46% and 185.22% respectively. The cost of underwriting sales represents selling costs, such as staff costs and advertising expenses, associated with underwriting sales. The increase in cost of underwriting sales for the third quarter and the first three quarters of 2013 was primarily in line with the increase in the underwriting sales revenue.

Operating Expenses

The following table shows operating expenses by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2013	% to total	2012	% to total	% change	2013	% to total	2012	% to total	% change
Agency sales	344,779	76.42	302,014	64.50	14.16	928,267	81.65	857,613	79.49	8.24
Property management	29,906	6.63	24,937	5.33	19.93	68,909	6.06	79,668	7.38	(13.50)
Real estate development	76,447	16.95	141,262	30.17	(45.88)	139,771	12.29	141,642	13.13	(1.32)
Operating expenses	451,132	100.00	468,213	100.00	(3.65)	1,136,947	100.00	1,078,923	100.00	5.38

The operating expenses for the third quarter of 2013 were $451,132, which decreased3.65% from $468,213for the same period in 2012. The total operating expenses for the first three quarters of 2013 were $1,136,947, which increased 5.38% from $1,136,947 for the same period in 2012. In the third quarter of 2013, agency sales represented 76.42% of the total operating expenses, property management represented 6.63%, and real estate development represented 16.95%. In the first three quarters of 2013, agency sales represented 81.65% of the total operating expenses, property management represented 6.06%, and real estate development represented 12.29%. The slight decrease in operating expenses for the third quarter of 2013 as compared to the same period of 2012 was a result of the lower real estate development expense in 2013. However, operating expense overall for the three quarters ended 2013 was 5.38% higher due to our increased agency sale and real estate development business.

Agency sales

Compared to the similar periods in 2012, the operating expenses for agency sales in the third quarter of 2013 increased by 14.16% and increased 8.24% for the first three quarters of 2013. This increase was mainly due to the increases in employee salary expense.

Property management

Compared to the similar periods in 2012, the operating expenses for property management in the third quarter of 2013increased by 19.93%. The increase was mainly due to an increase of commission expense. For the first three quarters of 2013, operating expenses for property management decreased 13.50%for the first three quarters. This decrease was primarily due to the decrease in staff salary expenses.

Real estate development

The Company commenced the construction of its real estate development project in mid-2012. During the third quarter and the first three quarters of 2013, the Company’s real estate development operation incurred operating expenses of $76,447 and $139,771 respectively, which mainly comprise planning and marketing expenses.

General and Administrative Expenses

General and administrative expenses in the third quarter and first three quarters of 2013 were decreased by 4.08% and 2.62% in 2013 respectively as compared to the same periods in 2012.The main reasons for the decrease in expense were decreases in staff related costs, rental and miscellaneous expenses.

Operating Income (Loss)

In the third quarter and first three quarters of 2013, the Company had an operating income of $87,306 and $1,799,243, respectively, as compared to our operating losses of $497,629 and $1,481,011, respectively, in the similar periods in 2012. The reason for the increase from the same period of 2012 is the higher revenues from all our operations.

Interest Income

Interest income increased to $196,741 in the third quarter of 2013 from $5,372 in the same period of 2012, and increased to $575,959 in the first three quarters of 2013 from $9,162 during the same period in 2012. The increase was mainly due to the interest income from WHYYL, which amounted to $189,774 for the third quarter of 2013 and $563,323 for the first three quarters of 2013.

Interest Expense

Interest expense in the third quarter and first three quarters of 2013 were $1,146,811 and $3,019,003, respectively, which increased by 295% and 137%, respectively, from $289,977 and $1,274,583 for the similar periods in 2012. The increase in interest expense in the third quarter and first three quarters of 2013 was primarily attributable to the higher balances of bank loans, promissory notes payable and amounts due to directors.

Major Related Party Transaction

	September 30,	December 31,
	2013	2012

Lin Chi-Jung	$11,451,573	$7,683,507
Lin Hsin-Hung	35,368	22,225
Lin Chao-Chin	1,472	1,440
	$11,488,413	$7,707,172

(b)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances of unpaid salaries and reimbursements as of September 30, 2013 and December 31, 2012 were $60,372 and $35,797, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2013 and December 31, 2012 were $11,391,201 and $7,647,710, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum. The weighted average interest rate on these balances was 22.60% as of September 30, 2013. Included in the balance as of September 30, 2013, advances of $1,728,817 were overdue and currently in default, and the remaining balance has no fixed term of repayment.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

The interest expense on amounts due to directors amounted to $789,268 which expense is owed entirely to Lin Chi-Jung  and $88,081 for the three months ended September 30, 2013 and 2012; and $1,600,108 and $575,129, respectively, for the nine months ended September 30, 2013 and 2012.

Advances to unconsolidated affiliates

As of September 30, 2013 and December 31, 2012, the Company has a balance of $3,756,375 and $4,316,031 due from unconsolidated affiliates, of which $3,735,281 and $4,316,031 as of September 30, 2013 and December 31, 2012, respectively, bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment, and the remaining balance is interest free. The Company recorded interest income from unconsolidated affiliates of $189,774 and $563,323, respectively, for the third quarter of 2013 and the first three quarters of 2013. There was no interest income from unconsolidated affiliates during 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our principal sources of cash were revenues from our agency sales and property management business, new bank loan and promissory notes, and advances from directors. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans, promissory notes and advances from directors.

We ended the period with a cash position of $1,590,158.

Net cash used in operating activities

Net cash used in the Company’s operating activities for the nine months ended September 30 2013 was $10,497,128, representing a decrease of $6,933,931 as compared to the cash used in operating activities for the nine months ended September 30, 2012. The decrease was primarily attributable to the decrease in cash used for real estate property under development of $8,700,910 in the nine months ended September 30, 2013 from $17,581,438 of the same period in 2012, and in cash used in other payables and accrued expenses of $2,622,406 in the nine months ended September 30, 2013 from $4,863,955 in the same period in 2012, which was partly offset by the decrease in cash provided by the receipt of government subsidy of $5,260,426 as there was no such receipt in 2013.

Net cash provided by investing activities

Net cash used in the Company’s investing activities for the nine months ended September 30, 2013 was $1,938,469, represent a decrease of $3,226,114 as compared to cash used in investing activities of $5,164,583 for the same period in 2012. It was primarily due to the decrease in cash used in acquisition of property equipment by $3,249,375 to $170,876 in 2013 from $3,420,251 in the same period in 2012, and the cash provided by the repayment of advances to unconsolidated affiliates of $2,132,984 during the nine months ended September 30, 2013. This decrease however was partially offset by an increase in investments in unconsolidated affiliates of $2,418,004 during the nine months ended September 30, 2013.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $12,963,857, representing a decrease of $9,671,863 from the same period in 2012. This was primarily due to the decrease in cash provided by funds received from capital contributions from non-controlling interests by $12,042,968 and the proceeds from new promissory notes by $2,930,836, and the increase in cash used in repayments of bank loans, advances from directors, and promissory notes, totaling $10,533,812 during the nine months ended September 30, 2013, as compared to the same period in 2012. It was partly offset by the increase in cash provided by new bank loans by $6,135,718 to $12,575,416 for the nine months ended September 2013, as compared to $6,439,698 in the same period of 2012.

Indebtedness

The company’s indebtedness is described under “Note 10- Amounts due to directors”, “Note 12- Bank Loans”, “Note 13- Promissory Notes Payable, and “Note 14- Long Term Bank Loan” to the Company’s accompanying unaudited condensed consolidated financial statements in Item 1 of Part I.

Promissory Notes – As of September 30, 2013, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $5,010,568 bearing interest at rates varying from 12% to 36%. The interest expense on promissory notes amounted to $232,858 and $144,428, respectively, for the third quarter of 2013 and 2012; and $702,460 and $267,551, respectively, for the first three quarters of 2013 and 2012.

Bank Loans - In January 2013, the Company obtained a bank loan of $1,301,236 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on December 5, 2013. As of September 30, 2013, the outstanding balance of this loan was $1,301,236.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,823,032 (RMB35,800,000) as of September 30, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the nine months ended September 30, 2013 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment and the restricted cash of $1,261,234 as of September 30, 2013 and $1,352,319 as of December 31, 2012, is guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of September 30, 2013 and December 31, 2012, the Company had outstanding loan balances of $5,823,032 and $5,695,649, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,199,089 (RMB75,000,000) as of September 30, 2013. The borrowings under this facility bore interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the nine months ended September 30, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties and is guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of September 30, 2013 and December 31, 2012, the Company had outstanding loan balances of $11,337,020 and $11,932,225, respectively, under this facility line of credit. Under the term of the agreement, the Company agreed not to use any of its pledged assets as security for another debt obligation or other liability. The Company used certain pledged assets to provide a loan guarantee to an unaffiliated third party lender for the borrowing of $813,272, bearing interest at a rate of 20% per annum, by Lin Chi-Jung, a director of the Company. Lin Chi-Jung obtained the loan from the third party lender and, in turn, lent the funds to the Company on the same terms.  The Company therefore was not in compliance with the covenant as of September 30, 2013. As of September 30, 2013, we have not received any notice of default or other communication from the First Sino Bank with respect to our not being in compliance.

In November 2009, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $8,945,999 (RMB55,000,000). The borrowings under this facility bore interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The facility of credit was secured by all of the Company’s properties included in property and equipment, and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned 3-year non-revolving facility line of credit agreement entered by the Company in April 2012.

In March 2010, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $2,439,818 (RMB15,000,000). The borrowings under this facility bore interest at a rate equal to 110% of the prevailing 1-year base lending rate announced by PBOC. The facility of credit was secured by all of the Company’s investment properties, and was guaranteed by a director of the Company and an unrelated company. This facility was cancelled and replaced by the above-mentioned 3-year non-revolving facility line of credit agreement entered by the Company in April 2012.

In May 2013, the Company obtained a bank loan of $11,385,817 (RMB70,000,000) from the China Citi Bank. The loan bears interest at a rate of 14.21% per annum and is collateralized by the real estate property under development of LYSY and is guaranteed by a director of the Company and LYSY and his wife, and a director of a corporate shareholder of LYSY. The guarantors do not receive any compensation for these guarantees. The Company is obliged to repay $3,415,745 (RMB21,000,000), or higher, before May 14, 2014, $4,554,326 (RMB28,000,000), or higher, on November 14, 2014, and the remaining loan balance on May 14, 2015. As of September 30, 2013, the outstanding balance of this loan was $11,385,817. Under the term of the loan agreement, the Company is to adhere to certain covenants. The Company is obligated under the loan agreement to adhere to the restrictions on use of proceeds from the loan to finance construction of the real estate development project of LYSY. The Company used $1,626,545 (RMB10, 000,000.00) from the loan proceeds to finance WHYYL’s property development project in Wuhan, and therefore was not in compliance with the covenant as of September 30, 2013. The loan is classified as current. As of September 30, 2013, we have not received any notice of default or other communication from the China Citi Bank with respect to our not being in compliance.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At September 30, 2013, the Company had borrowings together with unpaid interest expense of $11,488,413 from officers and directors, including $11,451,573 from Lin Chi-Jung, our Chief Executive Officer, President and Chairman. The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per year. Included in the balance as of September 30, 2013, advances of $1,728,817 were overdue, and the remaining balance has no fixed term of repayment.

The interest expense on amounts due to directors, which expense is owed entirely to Lin Chi-Jung, amounted to $789,268 and $88,081 for the three months ended September 30, 2013 and 2012; and $1,600,108 and $575,129, respectively, for the nine months ended September 30, 2013 and 2012.

Guarantee - As of September 30, 2013, the Company was contingently liable for $813,272 in a guarantee executed in May, 2013. The Company provided a loan guarantee to an unaffiliated third-party lender for the borrowing of $813,272 (RMB5,000,000) by Lin Chi-Jung, a director of the Company. The Company provided the guarantee in order to secure a loan to the Company for $813,272 from Lin Chi-Jung. Lin Chi-Jung obtained the loan from the third party lender and, in turn, lent the funds to the Company on the same terms as his loan from the third-party lender. The loan bears interest at a rate of 20% per annum and matures in December 2013. The guarantee is secured by the use right of the Company’s certain investment properties, and expires in December 2013. The Company is not aware of any existing event of default that would require us to satisfy this guarantee. The Company does not expect that the guarantee will have a material adverse effect on our consolidated financial condition, results of operations, or liquidity.

Capital resources

The cash needs for 2013and 2014 will be for the repayments of our bank loans, promissory notes and advances from directors, the rental guarantee payments, and funds required to finance promissory deposits for various future property projects as well as our real estate development projects in Wuhan and Linyi.

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

As of September 30, 2013, the Company had a working capital deficit of $11,125,426, an accumulated deficit from recurring net losses of $14,378,338 and short-term debt obligations of $26,780,600that are currently in default and obligations of $19,565,486 are due in the coming twelve months or payable on demand. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed, including advances from affiliates. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, there is no assurance that the Company will be able to obtain additional financing on acceptable terms and any financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our shareholders in the case of equity financing. If events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing or incurs significant unplanned cash outlays, the Company may be required to suspend operations or cease business entirely.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES

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

During the nine months ended September 30, 2013, additional qualified accounting personnel have been hired and put into place to assist in preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

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

C.	Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2013, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.
Except for the above, there was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2012.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit
Number	Description

31.1*	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1and 32.2*	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: December 6, 2013	By: /s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: December 6, 2013	By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

