Form 10-K
period 2013-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2014-12-16
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes ☐ No ☑

Check whether the issuer(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☑  No☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes☐No ☑

The aggregate market value of the common stock held by non-affiliates 16,357,122 shares was approximately $2,453,568, based on the average opening and closing price of $0.15 for the Common Stock on June 28, 2013.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of October 20, 2014 was 48,691,925 shares.

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

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly-owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY.

On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that provided that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. As a result of the voting agreement, SRRE effectively holds has 51% of the voting power of SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds a 75% equity interest in SZXJY.

In October 2011, SHXJY purchased a 24% interest in Linyi Shang Yang Real Estate Consultation Company Limited (“LYSY”) and acquired approximately 103,385 square meters of land for the purpose of developing the land into villa-style residential housing. On March 6, 2012, SHXJY established a wholly-owned subsidiary, namely Linyi Rui Lin Construction and Design Company Limited (“LYRL”). SHXJY’s 24% equity interest in LYSY was then transferred to LYRL. In agreement with Zhang Shu Qin, who owns 51% of LYSY, we have the right to vote her 51% interest and thus have 75% of the voting power of LYSY.

LIN RAY YANG Enterprise Ltd. (“LRY”), a wholly-owned subsidiary of SRRE, was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH.

In 2011, we acquired a 49% ownership of Wuhan Yuan Yu Long Property Development Company Limited (“WHYYL”); the purpose of this project company was for a development project in Wuhan.

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On May 23, 2006, Sunrise Estate Development Group, Inc. changed its name to Sunrise Real Estate Group, Inc.

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

Sunrise Real Estate Group, Inc.
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
Lin Ray Yang Enterprise Ltd., BVI
12.5%
100%
100%
100%
Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd.
Shanghai Shang Yang Investment Management and Consulting Co., Ltd. 2
Suzhou Gao Feng Hui Property Management Co., Ltd
26%
75%
100%
100%
60%
100%
100%
Suzhou Shang Yang Real Estate Consult. Co. Ltd.
Suzhou Xin Ji Yang Real Estate Consult. Co. Ltd.
Linyi Rui Lin Construction and Design Co. Ltd. 1
Shangqiu Shang Yang Real Estate Consult. Co. Ltd.
Wuhan GFH Real Estate Consult. Co. Ltd.
Sanya Shang Yang Real Estate Consult. Co. Ltd.
Shanghai Rui Jian Design Co. Ltd.
24%
100%
Putian Xin Ji Yang Real Estate Consult. Co., Ltd.
Linyi Shang-Yang Real Estate Dev Co. Ltd.
49%
Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd.

1.	On March 6, 2012, LYRL was established by three Chinese individuals, who held the equity interest in LYRL for SHXJY. At the date of incorporation of LYRL. SHXJY transferred its 24% equity interest in LYSY to LYRL.
2.	It was previously known as Shanghai Shang Yang Real Estate Consultation Co., Limited. The company changed its name to Shanghai Shang Yang Investment Management and Consulting Company Limited on May 28, 2013.

Our major business is agency sales, whereby our Chinese subsidiaries contract with property developers to market and sell their newly developed property units. For the fiscal year ended December 31, 2013, 100% of our net revenues of $12,763,447 were generated from our brokerage operations. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries and branches in Shanghai, Suzhou, Yangzhou, Chongqing, Quanjiao, Hainan, Shangqiu, Chengdu, and Wuhan.

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006, and the Company had the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we agreed with certain buyers to lower the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%, or to early terminate lease agreements. These leases related to the underwriting project expired in mid-2014.

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning in 2012, we commenced our first development project in Wuhan and Linyi and started the initial construction in the first quarter of 2012. In Wuhan, we commenced the construction of Phase 1 of the project in the third quarter of 2012.There are a total of eight buildings. The seven buildings that are open for sale currently have a 70% sales rate. The remaining building has not yet been open for sale. Since October 20, 2014, the Linyi project has constructed 121 units, which encompasses approximately 40% of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

Business Activities

Our main operating subsidiaries, SHXJY and SHSY, have engaged in sales and marketing agency work for newly built property units. We also have developed a network of landowners and developers, allowing us to explore opportunities in property investments.

In order to build a cushion against the cyclical nature of the real estate industry and have a more diversified revenue base, we established another operating subsidiary, SZGFH, in 2005 for property management and rental operations.

Additionally, we expanded into real estate development in 2011 by establishing LYSY and investing in WHYYL, an unconsolidated affiliate. LYSY has a real estate development project located in Linyi City Economic Development Zone, Shandong Province, PRC, which covers a site area of approximately 103,385 square meters for development of villa-style residential housing buildings. WHYYL is developing a real estate project in Wuhan, with a site area of approximately 27,950 square meters for development of eight high-rise residential buildings.

Commission Based Services

Commission based services refer to marketing and sales agency operations, which provide the following services:

a. Integrated Marketing Planning

b. Advertising Planning & Execution

c. Sales Planning and Execution

In this business, we sign a marketing and sales agency agreement with property developers to undertake the marketing and sales activities of a specific project. The scope of service varies according to clients' needs; it could be a full package of all the above services, a combination of any two of the above services or any single service.

All of our revenue in 2013 was from commission-based services. We secure these projects via bidding or direct appointments. As a result of our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

Normally, before a developer retains us, we evaluate and determine the Average Sales Value of a project. This value will be proposed to the developer, and the parties agree on an Average Sales Value as the basis of our agency agreement. The actual sales price of the project is generally priced higher than the Average Sales Value depending on market conditions. On average, we have been to sell the property at a small premium over Average Sales Value.

Our normal commission structure is a combination of the following:

a) Base Commission of 1.0% - 1.5% based on the Average sales value.

b) Surplus Commission of 10% - 30% based on the difference between Average Sales Value and actual sales price.

Our wholly owned subsidiaries, SHXJY and SHSY, engage in this sales and marketing phase of our business.

Real Estate Development

In mid-2011, we established a project company in Wuhan in which we have 49% stake. We commenced the construction of phase one of the project in the third quarter of 2012 and the pre-sale of the phase one in the first quarter of 2013. There are a total of 8 buildings. Seven buildings are open for sale and have a 70% sales rate. The remaining building is expected to be open for sale in mid 2015.

In October 2011, we established LYSY with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of October 20, 2014 have constructed 121 units, which encompasses approximately 40% of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project.

In March 2014, we entered into a development project in Shanghai. The investment amount is RMB135 million. On August 7, 2014, we invested RMB100 million. We are in the process of obtaining the necessary licenses. The construction is expected to start in early 2015.

We are applying for bank loans and other forms of funding; however, there are no assurances we will be able to obtain future financings.

Mainland China's Property Sector

The industry's macro environment is improving, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2009 through 2013:

GDP GROWTH
2009	8.7%
2010	10.3%
2011	9.2%
2012	7.8%
2013	7.7%

Source: National Bureau of Statistics of China

Government regulation

The State Taxation Administration issued the Regulation of Land Value-added Tax Clearing and Administrating in May 2009, effective on June 1, 2009. It requires developers to clear the land value-added tax, which have completed development projects and have finished sale, or have sold development projects under constructed, or have transferred the land use right to others.

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

On January 10, 2010, the government established 11 measures to strengthen management of the real estate market to address rising real estate prices. The measures called for an increasing supply of low-cost houses for low-income families and common residential houses, encouraging reasonably priced house buying while limiting purchases for speculation and investment, strengthening real estate project loan risk management and market supervision, speeding up construction of residential housing projects for low-income households, and specifying responsibilities of local governments.

In January 2011, the State Council released an additional eight new measures to put downward pressure on property prices by:

1)	Requiring local governments to set housing price targets in proportion with local income levels for 2011;
2)	Requiring a business tax for housing sales within 5 years of purchase must be levied on total sales value;
3)	Strengthening the management of land supply for housing;
4)	Imposing purchase restrictions in all large- & medium-sized cities. Families already owning a residential property are restricted to buy only one more, while those already owning two or more properties are prohibited to purchase additional properties;
5)	Accelerating the construction of social security residential housings;
6)	Providing that the down payment ratio for second-home purchases must not be less than 60%, up from 50%, with an interest rate at least 1.1 times of the benchmark rate;
7)	Improving guidance for the media's housing market coverage;
8)	Providing for implementation & accountability for local governments over the housing price control targets.

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

Environmental matters

There is a growing concern in regards to the global warming issues affecting the world. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly cause inverse effect to our operation. Extreme weather conditions may delay in construction of properties; this then may delay the sale of these properties and therefore delaying our future revenue stream.

Employees

As of December 31, 2013, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	11
Accounting Dept.	2
Research & Development Dept.	4
Marketing Dept.	18

Chongqing Branch of SHXJY
Accounting Dept.	1

SZXJY
Administration Dept.	17
Research & Development Dept.	11
Advertising & Communication Planning Dept.	8
Marketing Dept.	60

SZSY
Administration Dept.	1
Accounting Dept.	2

SHSY
Administration Dept.	9
Accounting Dept.	3
Development Dept.	5

SYSY
Marketing Dept.	20

SZGFH
Administration Dept.	1
Accounting Dept.	1
Marketing Dept.	3

SQSY
Marketing Dept.	5

WHGFH
Marketing Dept.	12

LYSY
Accounting Dept	3
Administration Dept.	5
Construction Dept.	8
PR Dept.	1
Executive Dept.	1

LYRL
Administration Dept	3

PTXJY
Marketing Dept	17

SHRJ
Administration Dept.	3
Design Dept.	5
Total	245

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

In 2013, we had a net loss of $1,931,309 compared to a net loss of $3,471,249 in 2012.Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional debt or equity financing as needed. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

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

The real estate industry in China is subject to government regulations. Until 2009, the real estate markets in a number of major cities in China had experienced rapid and significant growth. Before the global economic crisis hit all the major economies worldwide in 2009, the PRC government had adopted a series of measures to restrain what it perceived as unsustainable growth in the real estate market. From 2003 to 2013, the PRC government introduced a series of specific administrative and credit-control measures including, but not limited to, setting minimum down payment requirements for residential and commercial real estate transactions, limiting availability of mortgage loans, and tightening governmental approval process for certain real estate transactions.

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

Despite the recent government measures aimed at maintaining the long-term stability of the real estate market, there is no assurance that the PRC government will not continue to adopt new measures in the future that may result in short-term downward adjustments and uncertainty in the real estate market.

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

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Although in August and November 2014 we issued 40,000,000 shares of stock of the Company in aggregate for cash of approximately $3,400,000 to Ace Develop, with Lin Chi-Jung, our CEO, President and Chairman, the sole shareholder of Ace Develop, our access to obtain debt or equity financing depends on the bank’s willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

There is a growing concern in regards to the global warming issues affecting the world. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly cause inverse effect to our operation. Extreme weather conditions may delay in construction of properties; this then may delay the sale of these properties and therefore delaying our future revenue stream. There may be regulations in manufacturing materials for property construction and new building codes in response to global warming that may delay construction and/or create further expenses to the developers. These possible changes may indirectly affect our business.

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

Our executive offices are located in the PRC. Our entire bookkeeping and accounting staff is located there. Our books and records are maintained in Chinese, using Chinese accounting principles. Chinese accounting principles vary in many important respects from U.S. GAAP. To file our Company’s financial statements with the SEC, our accounting staff must convert the financial statements from Chinese accounting principles to U.S. accounting principles. However, none of the members of our accounting staff has extensive experience or training in the preparation of financial statements under U.S. accounting principles. Neither do we have any employee who has previous experience in accounting for a U.S. public company. This situation creates a risk that the financial statements we file with the SEC will fail to present our financial condition and/or results of operations as required by SEC rules and U.S. GAAP.

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

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. A report of our management is included under Item 9A.“Controls and Procedures” of this report. We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in this annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive an unqualified report from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

We are undertaking remedial measures, which measures will take time to implement and test, to address the material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. See Item 9A.“Controls and Procedures” for more information.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of October 20, 2014, Ace Develop directly controls 50.34% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the sole shareholder of Ace Develop. As of October 20, 2014, Robert Lin Investments directly controls 9.26% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

We are traded on the OTCQB, which can be a volatile market.

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.15 per share to a low of $0.01 per share in 2013. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2013, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

We own our headquarter office space at No.638, Hengfeng Road, 28th Floor, Shanghai, PRC. We have also rented regional field support offices in various cities in Mainland China, including Shanghai, Suzhou, Putuo, Chongqing, Quanjiao, Shangqiu, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options.

The Company also owns two floors and four units of the Sovereign Building in Suzhou, PRC. One floor is held for the Company’s own use, and the remaining properties are held for long term investment purposes.

ITEM 3. LEGAL PROCEEDINGS

Currently we are not a party to any legal proceeding that could reasonably be expected to have material impact on our operations or finances. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2013		2012
	High	Low	High	Low
First quarter	$0.02	$0.01	$0.02	$0.01
Second quarter	$0.15	$0.01	$0.02	$0.02
Third quarter	$0.02	$0.01	$0.02	$0.01
Fourth quarter	$0.05	$0.01	$0.02	$0.01

As of October 20, 2014, we have approximately 596 record holders of our common stock. On October 20, 2014, the closing price of our common stock was $0.01.

No cash dividends were declared on our common stock in 2013 and 2012. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2013.

In August and November 2014, the Company issued 40 million shares in aggregate at $0.085 per share for $3,400,000 for cash in aggregate to Ace Develop, of which Lin Chi-Jung, our CEO, President and Chairman, is the sole shareholder.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited(“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”), Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai Rui Jian Design Company Limited (“SHRJ”), Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”), and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)and Xin Guang Investment Management and Consulting Company Limited (“XG”) are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Nanchang, Yangzhou, Nanjing, Chongqing, Wuhan, Linyi and Shangqiu

In mid-2011, we established a project company in Wuhan in which we have 49% stake. We commenced construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013.There are eight buildings, of which seven buildings are open for sale and have a 70% sales rate. The remaining building has not yet opened for sale.

In January 2012, we established LYSY with a 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and through October 20, 2014 have constructed 121 units which encompass approximately 40% of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project.

In March 2014, we entered into a development project in Shanghai. The investment amount is 135 million RMB. On August 7, 2014, we invested 100 million RMB. We are obtaining the necessary licenses. The construction is expected to start in early 2015.

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

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 became effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective for the Group for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. We do not expect that the adoption of ASU 2013-04 will have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”),, which specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages. For public entities, ASU 2013-05 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect that the adoption of ASU 2013-05 will have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, similar tax loss, or tax credit carry forward exists. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with certain exceptions. The modifications to ASC Topic 740 resulting from the issuance of ASU 2013-11 are effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We do not expect that the adoption of ASU 2013-11 will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and iii) management's plans that are intended to mitigate the conditions or events - and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and early application is permitted. We are currently evaluating the impact of adopting ASU 2014-15 on our results of operations or financial condition.

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

There is no impairment of real estate property under development during the years ended December 31, 2013 and 2012.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2013 and 2012.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2013 and 2012.

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

During the year ended December 31, 2013, the Company received no refundable government subsidies as compared to $5,252,173 in the year ended December 31, 2012. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2013, the deferred government subsidy amounted to $5,441,360 (2012: $5,273,314).

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2013 with comparisons to the historical year ended December 31, 2012.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years ended December 31,
	2013	% to total	2012	% to total	% change
Agency sales	7,956,544	62.34	4,928,276	57.78	61.45
Property management	2,265,771	17.75	2,072,136	24.29	9.34
Underwriting sales	2,541,132	19.91	1,529,578	17.93	66.13
Net revenues	12,763,447	100.00	8,529,990	100.00	49.63

The net revenue for 2013 was $12,763,447, an increase of 49.63% from $8,529,990 for 2012. In 2013, agency sales represented 62.34% of the total net revenue, property management represented 17.75%, and underwriting sales represented 19.91%. The increase in 2013 was mainly due to the increases in the revenue from our agency sales and underwriting sales.

Agency Sales

In 2013, 62.34% of our net revenue was derived from agency sales, which was primarily from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2012, net revenue of agency sales in 2013 increased by 61.45%. This increase is primarily attributable to the receipt of revenues approximately $2,021,705 upon completion of a real estate agency project in the year.

Government policies enacted in 2011 aiming to stabilize real estate prices affected many businesses in the real estate industry. Despite these restrictive policies, we were able to increase our agency sales revenue. We are continually seeking stable growth in our agency sales business in 2014. However, there can be no assurance that we will be able to do so.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we have agreed with certain buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. These sub-leasing agreements related to the underwriting project have been expired in mid-2014. Any sub-leasing agreements entered will not be related to the 2005/2006 leasing agreements but on a case by case basis.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2014 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

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

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years Ended December 31,
	2013	% to total	2012	% to total	% change
Agency sales	2,524,681	52.15	2,501,508	51.11	0.93
Property management	1,722,535	35.58	2,042,963	41.74	(15.68)
Underwriting sales	594,121	12.27	350,362	7.15	69.57
Cost of revenues	4,841,337	100.00	4,894,833	100.00	(1.09)

The cost of revenues for 2013 was $4,841,337; this was a decrease of 1.09% from $4,894,833 for 2012. In 2013, agency sales represented 52.15% of total cost of revenues, property management represented 35.58% and underwriting sales represented 12.27%. Decrease in the cost of our property management business was offset by an increase in costs of underwriting sales thereby resulting in a slight decrease in cost of revenues in 2013.

Agency Sales

As compared with 2012, cost of agency sales in 2013 increased by 0.93%. This slight increase was mainly due to an increase in marketing cost of $207,107, which was offset by the decrease in consultancy fees, travelling and miscellaneous expenses.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we have agreed with certain buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of October 20, 2014, 55 sub-leasing agreements were re-signed. We expect that these remaining properties will be leased out in 2014; the gross margin will be improved. However, no assurance can be given that this will be the case.

Underwriting Sales

The cost of underwriting sales represents selling cost, such as staff costs and advertising expenses, associated to the underwriting sales.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2013	% to total	2012	% to total	% change
Agency sales	1,234,631	57.47	1,156,996	82.54	6.71
Property management	94,150	4.38	131,608	9.39	(28.46)
Real estate development	819,417	38.15	113,055	8.07	624.80
Operating expenses	2,148,198	100.00	1,401,659	100.00	53.26

The operating expenses of 2013 were $2,148,198, which increased by 53.26% from $1,401,659 in 2012. In 2013, the expenses pertaining to agency sales represented 57.47% of the total operating expenses, property management represented 4.38% and real estate development represented 38.15%. The increase in operating expenses in 2013 was mainly due to the increasing activities relating to our real estate development businesses introduced to the Company in 2012.

Agency Sales

When compared to 2012, the operating expenses for agency sales increased 6.71% in 2013. The primary reason for the increase in 2013 was the increase in staff costs and salary expense.

Property Management

When compared to 2012, the operating expenses decreased 28.46% for property management in 2013. The decrease was primarily due to a decrease in salary.

Real Estate Development

The operating expenses related to our real estate development business increased by 6 times as compared to the previous year. This increase was mainly due to the increasing activities of our real estate development business that was introduced to the Company in 2012.

General and Administrative Expenses

The general and administrative expenses in 2013 were $3,585,121, increasing 7.17% from $3,345,635 in 2012. The primary reason for the increase was an increase in staff costs and depreciation expense.

Operating Income

In 2013, we had an operating income of $2,188,792, representing an increased profit from a loss of $1,112,137 in 2012. The increase in profit was due to higher net revenues compared to 2012.

Interest Income

Interest income increased from $239,079 in 2012 to $394,201 in 2013. The increase was mainly due to the higher interest income from SHSY for 2013.

Interest Expense

When compared to 2012, the interest expense in 2013 increased 55.49% to $3,763,555, due to the higher balances of bank loans, promissory notes payable and amounts due from directors.

Major Related Party Transactions

Amount Due To Directors

The amounts due to directors as of December 31, 2013 were $10,440,238. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2013 was $10,398,904, which consists of a balance of unpaid salaries and reimbursements totaling $60,679 and advances made in 2013 together with unpaid interest totaling $10,338,225.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per annum. During the year ended December 31, 2013 and 2012, the interest expense related to these advances amounted to $1,915.510 and $712,560, respectively.

Amount Due To Lin Chao-Chin

The balance due to Lin Chao-Chin as of December 31, 2013 was $1,484, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2013 was $39,850, which is unsecured, interest-free and has no fixed term of repayment.

Advances To An Unconsolidated Affiliate

Advances to the unconsolidated affiliate, WHYYL, as of December 31, 2013 amounted to $3,086,185. The balance bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2013, the Company recorded interest income of $377,069 related to the advances.

LIQUIDITY AND CAPITAL RESOURCES

In 2013, our principal sources of cash were revenues from our agency sales and property management businesses, new bank loans and promissory notes, and advances from directors. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our borrowings and promissory notes.

We ended the period with a cash position of $3,503,510.

Net cash used in the Company’s operating activities for 2013 was $9,370,882, representing a decreased use in cash in the amount of $4,243,690 in 2013 as compared to the cash used for 2012. The decrease was primarily attributable to the decrease in cash used in real estate property under development in the amount of $10,559,462, which is partially offset by the decrease of cash generated from the deferred government subsidy of $5,252,173 in 2012.

Net cash used in the Company’s investing activities was $1,722,331, representing a decrease of $9,562,981 as compared to the cash used in investing activities for 2012. The decrease in cash used in investing activities was primarily attributable to the decrease in cash used in purchases of property and equipment of $7,121,205 in 2013.

Net cash provided by the Company’s financing activities was $13,165,077, representing a decrease of $11,319,606 from 2012. This decrease was primarily attributable to a decrease in capital contribution from non-controlling interests of new consolidated subsidiaries, and a decrease in net proceeds from bank borrowings and promissory notes.

The cash needs for 2014 will be for the repayments of bank notes, promissory notes, and funds required to finance the Company’s future projects in property agency and real estate developments.

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

As of December 31, 2013, the Company had a working capital deficiency of $9,005,253, an accumulated deficit from recurring net losses of $14,668,376 and short-term debt obligations of $42,169,674. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Indebtedness

The company’s indebtedness is described under “Note 11-Bank Loans”, “Note 12-Promissory Notes Payable”, “Note 13- Amounts Due To Directors” and “Note 16 – Long Term Borrowings ”to the Company’s accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 in Item 8.

Promissory Notes –As of December 31, 2013, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks, officers and directors in the amount of $5,076,547 bearing interest at rates varying from 7% to 36%. During the year ended December 31, 2013, the interest expense related to these promissory notes was $765,171.

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

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the supplementary agreement dated September 27, 2013 in connection with this facility, the Company could borrow a maximum amount of $5,002,543 (RMB30,500,000) before December 31, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the year ended December 31, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s properties included in property and equipment, and is guaranteed by Lin Chi-Jung, the Company’s CEO, President and Chairman, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of December 31, 2013, the Company had outstanding loan balances of $5,002,543 (2012: $5,695,649) under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,301,333 (RMB75,000,000) as of December 31, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the year ended December 31, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties and guaranteed by Lin Chi-Jung, the Company’s CEO, President and Chairman, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of December 31, 2013, the Company had outstanding loan balances of $12,301,332 under this facility line of credit.

In January 2013, the Company obtained three bank loans with an aggregate principal amount of $1,312,143 (RMB8,000,000) from Bank of China. The borrowings under these agreements have 1-year term, bear interest at a rate of 7.5% per annum, and are secured by the properties of two unrelated parties and personally guaranteed by Lin Chi-Jung, the Company’s CEO, President and Chairman, and his wife. The total outstanding balance of these loans was $1,312,143 as of December 31, 2013. In January 2014, the Company renewed and extended the maturity of these loans for 1-year period by entering into two new loan agreements with Bank of China under the same terms of the previous three loan agreements.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. As of December 31, 2013, the Company had borrowed $10,440,238 from officers and directors, including $10,398,904 from Lin Chi-Jung, our CEO, President and Chairman. The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per annum. As of December 31, 2013, advances from Lin Chi-Jung in the amount of $4,591,206 are currently in default.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Finesse CPA, P.C.

Chicago, Illinois

November [—], 2014

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$3,503,510	$934,123
Restricted cash (Note 3)	246,895	1,352,319
Accounts receivable, net	1,289,469	1,883,162
Promissory deposits (Note 4)	754,482	1,038,899
Real estate property under development (Note 5)	31,119,043	20,493,851
Amount due from an unconsolidated affiliate (Note 9)	3,086,185	4,316,031
Other receivables and deposits, net (Note 6)	204,557	353,775
Total current assets	40,204,141	30,372,160

Property and equipment, net (Note 7)	9,139,734	9,303,261
Investment properties, net (Note 8)	6,137,819	6,401,469
Deferred tax assets (Note 15)	469,400	189,375
Investments in unconsolidated affiliates (Note 9)	5,642,909	3,925,770
Other investments, net (Note 10)	104,315	-
Total assets	$61,698,318	$50,192,035

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Short term borrowings (Note 11)	$18,616,018	$17,627,874
Current portion of long term borrowings (Note 16 )	8,036,871	-
Promissory notes payable (Note 12)	5,076,547	6,154,095
Amounts due to directors (Note 13)	10,440,238	7,707,172
Accounts payable	489,582	586,935
Customer deposits	3,168,369	1,217,087
Other payables and accrued expenses (Note 14)	3,001,581	4,129,155
Other taxes payable	190,036	138,277
Income taxes payable (Note 15)	190,152	150,614
Total current liabilities	49,209,394	37,711,209

Long term borrowings (Note 16)	3,444,374	-
Deferred government subsidy (Note 17)	5,441,360	5,273,314
Deposits received from underwriting sales (Note 18)	-	1,915,229
Total liabilities	58,095,128	44,899,752

Commitments and contingencies (Note 20)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares
Authorized; 28,691,925 shares issued and outstanding as of
December 31, 2013 and 2012, respectively	286,919	286,919
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 19)	782,987	782,987
Accumulated losses	(14,668,376)	(13,500,082)
Accumulated other comprehensive income	172,214	359,183
Total deficit of Sunrise Real Estate Group, Inc.	(8,856,248)	(7,500,985)
Non-controlling interests	12,459,438	12,793,268
Total stockholders’ equity	3,603,190	5,292,283
Total liabilities and stockholders’ equity	$61,698,318	$50,192,035

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2013	2012

Net revenues	$12,763,447	$8,529,990
Cost of revenues	(4,841,337)	(4,894,833)
Gross income	7,922,110	3,635,157

Operating expenses	(2,148,198)	(1,401,659)
General and administrative expenses	(3,585,121)	(3,345,635)
Operating income (loss)	2,188,791	(1,112,137)

Other income (expenses)
Interest income	394,201	239,079
Interest expense	(3,763,555)	(2,420,375)
Miscellaneous	8,294	39,156
Total other expenses	(3,361,060)	(2,142,140)

Loss before income taxes and equity in net loss of
unconsolidated affiliates	(1,172,269)	(3,254,277)
Income taxes (Note 15)	63,227	13,518
Equity in loss of unconsolidated affiliates, net of
income taxes	(822,267)	(230,490)
Net loss	(1,931,309)	(3,471,249)
Less: Net loss attributable to non-controlling
interests	763,015	377,965
Net loss attributable to stockholders of Sunrise Real
Estate Group, Inc.	$(1,168,294)	$(3,093,284)

Loss per share - basic and fully diluted	$(0.04)	$(0.11)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925	28,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2013	2012

Net loss	$(1,931,309)	$(3,471,249)

Other comprehensive income
- Foreign currency translation adjustment	202,088	91,484
Total comprehensive loss	(1,729,221)	(3,379,765)
Less: Comprehensive loss attributable to
non-controlling interests	373,958	156,205

Total comprehensive loss attributable to stockholders of
Sunrise Real Estate Group, Inc.	$(1,355,263)	$(3,223,560)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional			Other	Non-	Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Accumulated Losses	Comprehensive Income	controlling Interests	(Deficit) Equity

Balance, January 1, 2012	28,691,925	$286,919	$4,570,008	$782,987	$(10,406,798)	$489,459	$985,704	$(3,291,721)
Net loss	-	-	-	-	(3,093,284)	-	(377,965)	(3,471,249)
Cash dividends paid to non-controlling interests	-	-	-	-	-	-	(57,206)	(57,206)
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	12,020,975	12,020,975
Translation of foreign operations	-	-	-	-	-	(130,276)	221,760	91,484
Balance, December 31, 2012	28,691,925	286,919	4,570,008	782,987	(13,500,082)	359,183	12,793,268	5,292,283
Net loss	-	-	-	-	(1,168,294)	-	(763,015)	(1,931,309)
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	40,128	40,128
Translation of foreign operations	-	-	-	-	-	(186,969)	389,057	202,088
Balance, December 31, 2013	28,691,925	$286,919	$4,570,008	$782,987	$(14,668,376)	$172,214	$12,459,438	$3,603,190

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,931,309)	$(3,471,249)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	1,100,170	990,401
Gain on disposal of property and equipment	5,377	16,541
Impairment loss on investments	-	136,060
Impairment loss on receivables	168,487	110,512
Equity in net loss of unconsolidated affiliates	822,267	230,490
Changes in assets and liabilities
Accounts receivable	573,824	(737,557)
Promissory deposits	312,150	2,503,644
Real estate property under development	(9,852,229)	(20,411,691)
Other receivables and deposits	58,497	429,589
Deferred tax assets	(270,351)	(188,616)
Accounts payable	(113,903)	103,597
Customer deposits	1,887,008	-
Other payables and accrued expenses	(1,915,229)	1,777,523
Deposits received from underwriting sales	(1,092,737)	(1,179,216)
Deferred government subsidy	-	5,252,173
Interest payable on promissory notes	234,169	199,531
Interest payable on amounts due to directors	561,714	629,223
Other taxes payable	46,819	68,430
Income taxes payable	34,394	(73,957)
Net cash used in operating activities	(9,370,882)	(13,614,572)

Cash flows from investing activities
Purchase of other investments	(102,864)	(60,000)
Purchases of property and equipment	(188,611)	(7,309,816)
Proceeds from disposal of property and equipment	-	66,315
Capital contribution to unconsolidated affiliates	(2,418,004)	-
Advances to an unconsolidated affiliate	(1,773,230)	(3,981,811)
Repayment of advances to unconsolidated affiliates	2,760,378	-
Net cash used in investing activities	(1,722,331)	(11,285,312)

Cash flows from financing activities
Restricted cash	1,131,294	-
Capital contribution from non-controlling interests
of new consolidated subsidiaries	40,128	12,020,975
New bank loans	12,575,416	17,557,204
Repayments of bank loans	(854,483)	(11,092,096)
Advances from directors	9,675,873	3,275,746
Repayments of advances from directors	(7,782,605)	(1,406,188)
Proceeds from new promissory notes	1,132,151	7,599,132
Repayments of promissory notes	(2,607,596)	(3,390,857)
Dividends paid to non-controlling interests	(145,101)	(79,233)
Net cash provided by financing activities	13,165,077	24,484,683

Effect of exchange rate changes on cash and
cash equivalents	497,523	(27,769)

Net increase (decrease) in cash and cash equivalents	2,569,387	(442,970)
Cash and cash equivalents at beginning of year	934,123	1,377,093
Cash and cash equivalents at end of year	$3,503,510	$934,123

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2013	2012

Supplemental disclosure of cash flow information
Income taxes paid	$171,103	$259,039
Interest, net of capitalized interest	3,349,335	1,601,207

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

As of December 31, 2013, the Company has the following major subsidiaries and equity investments.

			% of
			Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) ***	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services, investment management and consulting
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

*** It was formerly known as Shanghai Shang Yang Real Estate Consultation Co., Limited. The company changed its name to Shanghai Shang Yang Investment Management and Consulting Company Limited and extended its principal activities to investment management and consulting on May 28, 2013.

CY-SRRE was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. SHXJY was established in the People’s Republic of China (“PRC”) on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004 SHXJY and two individuals established a subsidiary, SZXJY in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY.

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

On September 28, 2011, SRRE and four individual investors established a company, SHXXY, in the PRC to provide real estate brokerage services. SRRE holds 40% equity interest in SHXXY.

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

On December 17, 2012, LRY together with two corporate investors established a company, namely XG, in the PRC to provide investment management and consulting services. LRY holds 49% equity interest XG. XG has not commenced its operations.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2013, the Company has a working capital deficiency, accumulated deficit from recurring net losses for the current and prior years, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, promissory deposits, amount due from an unconsolidated affiliate, other receivables and deposits, deferred tax assets, bank loans, promissory notes payable, accounts payable, customer deposits, amounts due to directors, other payables and accrued expenses, other taxes payable and income taxes payable approximate their fair value based on the short-term maturity of these instruments. The fair value of the deposits received from underwriting sales approximate their carrying amounts because the deposits were received in cash.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, other receivables and deposits, and amount due from an unconsolidated affiliate. The Company places its cash and cash equivalents with reputable financial institutions with high credit ratings.

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

Major Customers

During the year ended December 31, 2013, there was one customer that accounted for 19% of our net revenues, and no accounts receivable from this customer as of December 31, 2013.

During the year ended December 31, 2012, there was no customer that accounted for more than 10% of our net revenues.

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

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is U.S. dollars (“$”) and their financial records are maintained and the financial statements prepared in U.S. dollars. The functional currency of the Company’s subsidiaries and affiliates in China is Renminbi (“RMB”) and their financial records and statements are maintained and prepared in RMB.

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

The exchange rates as of December 31, 2013 and December 31, 2012 are $1: RMB6.0969 and $1: RMB6.2855, respectively.

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

For the years ended December 31, 2013 and 2012, the Company had not recognized any impairment for real estate property under development.

Capitalization of Interest

Interest incurred during and directly related to real estate development projects is capitalized to the related real estate property under development during the active development period, which generally commences when borrowings are used to acquire real estate assets and ends when the properties are substantially complete or the property becomes inactive. Interest is capitalized based on the interest rate applicable to specific borrowings or the weighted average of the rates applicable to other borrowings during the period. Interest capitalized to real estate property under development is expensed as a component of cost of real estate sales when related units are sold. All other interest is expensed as incurred.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2013 and 2012.

Customer Deposits

Customer deposits consist of amounts received from customers relating to the sale of residential units in the PRC. In the PRC, customers will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project. The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project. The Company receives these funds and recognizes them as a liability until the revenue can be recognized.

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

During the year ended December 31, 2013, the Company provided an allowance for impairment loss on investments in unconsolidated affiliates of $256,000 (2012: $60,000). As of December 31, 2013, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $316,000 (2012: $60,000).

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

During the year ended December 31, 2013, the Company provided an allowance for impairment loss on other investments of $Nil (2012: $76,060). As of December 31, 2013, the allowance for impairment loss on other investments amounted to $78,729 (2012: $76,060).

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

During the year ended December 31, 2013, the Company received no refundable government subsidy (2012: $5,252,173). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2013, the Company’s deferred government subsidy amounted to $5,441,360 (2012: $5,273,314).

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2013 and 2012 were net loss and foreign currency translation adjustments.

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

Advertising Expenses

Advertising costs are expensed as incurred. For the year ended December 31, 2013, the Company recorded advertising expenses totaling $500,515 (2012: $60,480).

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2013 and 2012.

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Topic 210 - Balance Sheet: Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2011-11 became effective for fiscal years beginning on or after January 1, 2013, with retrospective application for all comparable periods presented. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the company on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). The objective of ASU 2013-04 is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation (within the scope of this guidance) is fixed at the reporting date. Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. ASU 2013-04 is effective for the Group for interim reporting periods beginning July 1, 2014, however, early adoption is permitted. We do not expect that the adoption of ASU 2013-04 will have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”),, which specifies that a cumulative translation adjustment (“CTA”) should be released into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages. For public entities, ASU 2013-05 is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We do not expect that the adoption of ASU 2013-05 will have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, similar tax loss, or tax credit carry forward exists. This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, with certain exceptions. The modifications to ASC Topic 740 resulting from the issuance of ASU 2013-11 are effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We do not expect that the adoption of ASU 2013-11 will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and iii) management's plans that are intended to mitigate the conditions or events - and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and early application is permitted. We are currently evaluating the impact of adopting ASU 2014-15 on our results of operations or financial condition.

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of December 31, 2013, the Company held cash deposits of $Nil (2012:$1,352,319) as security for its short term borrowings (see Note 11) and cash deposits of $246,895 (2012: $Nil) as security for its long term borrowings (see Note 16). These balances are subject to withdrawal restrictions and are not covered by insurance.

NOTE 4 - PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances are unsecured, interest free and recoverable on completion of the respective projects.

NOTE 5 - REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Honking Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings.

As of December 31, 2013, land use rights included in real estate property under development totaled $12,092,558 (2012: $11,531,286).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2013	2012

Advances to staff	$56,161	$40,477
Rental deposits	7,483	44,154
Other receivables	140,913	269,144
	$204,557	$353,775

Other receivables and deposits as of December 31, 2013 are stated net of allowance for doubtful accounts of $99,437 (2012: $73,864).

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2013	2012

Furniture and fixtures	$423,461	$354,446
Computer and office equipment	293,100	281,975
Motor vehicles	878,732	761,702
Properties	9,657,427	9,367,650
	11,252,720	10,765,773
Less: Accumulated depreciation	(2,112,986)	(1,462,512)
	$9,139,734	$9,303,261

During the year ended December 31, 2013, depreciation and amortization expense for property and equipment amounted to $647,116 (2012: $454,382).

All properties as of December 31, 2013 and 2012 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 8 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2013	2012

Investment properties	$10,156,116	$9,851,376
Less: Accumulated depreciation	(4,018,297)	(3,449,907)
	$6,137,819	$6,401,469

During the year ended December 31, 2013, depreciation and amortization expense for investment properties amounted to $453,054 (2012:$536,019).

All investment properties as of December 31, 2013 and 2012 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 9 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHXXY(40%) and XG(49%). WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHXXY and XG have not generated any income since their establishments. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

As of December 31, 2013, the carrying amount of the Company’s investment in WHYYL was $5,747,224 (2012: $4,316,031), which included its equity in loss of WHYYL, net of income taxes, totaling $566,267 (2012: $230,490) for the year. The following table sets forth the financial information of WHYYL.

	Years Ended December 31,
	2013	2012

Revenues	$-	$-

Net loss	$1,171,948	$470,387

	December 31,	December 31,
	2013	2012

Current assets	$56,344,599	$19,387,419
Non-current assets	794,446	298,872
Total assets	57,139,045	19,686291

Current liabilities	45,581,987	11,674,515
Total equity	$11,557,058	$8,011,776

As of December 31, 2013, the Company has a balance of $3,086,185 (2012: $4,316,031)due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2013, the Company recorded interest income of $377,069 (2012: $177,295) from WHYYL.

As of December 31, 2013, the carrying amounts of the Company’s investments in SHXXY and XG are $Nil (2012: $Nil) after deduction of impairment losses of $316,000 (2012: $60,000).

NOTE 10 - OTHER INVESTMENTS, NET

As of December 31, 2013 and 2012, investments accounted using the cost method consist of various companies engaging in real estate agency or property related services.

During the years ended December 31, 2013 and 2012, the Company recorded no income from other investments. The Company provided an allowance of impairment loss on other investments for the year ended December 31, 2013 of $Nil (2012: $76,060). As of December 31, 2013, the Company’s allowance for impairment loss on other investments amounted to $78,730 (2012: $76,060).

NOTE 11 - SHORT TERM BORROWINGS

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the supplementary agreement dated September 27, 2013 in connection with this facility, the Company could borrow a maximum amount of $5,002,543 (RMB30,500,000) as of December 31, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the year ended December 31, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $ Nil (See Note 3), and is guaranteed by Lin Chi-Jung, the Company’s CEO, President and Chairman, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of December 31, 2013, the Company had an outstanding loan balance of $5,002,543 (RMB30,500,000) (2012: $5,695,649 (RMB35,800,000)) under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,301,332 (RMB75,000,000) as of December 31, 2013. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the year ended December 31, 2013 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by Lin Chi-Jung, the Company’s CEO, President and Chairman, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of December 31, 2013, the Company had an outstanding loan balance of $12,301,332 (RMB75,000,000) (2012: $11,932,225 (RMB75,000,000)) under this facility line of credit.

In January 2013, the Company obtained three bank loans with an aggregate principal amount of $1,312,143 (RMB8,000,000) from Bank of China. The borrowings under these agreements have 1-year term, bearing interest at a rate of 7.5% per annum, and are secured by the properties of two unrelated parties and personally guaranteed by Lin Chi-Jung, the Company’s CEO, President and Chairman, and his wife. The total outstanding balance of these loans was $1,312,143 as of December 31, 2013. In January 2014, the Company renewed and extended the maturity of these loans for a 1-year period by entering into two new loan agreements with Bank of China under the same terms of the previous three loan agreements.

NOTE 12 - PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes. As of December 31, 2013, one of these promissory notes with an outstanding balance of $2,308,974 (2012: $3,853,052) has matured and is currently in default.

During the year ended December 31, 2013, the promissory note with a management member of the Company has a principal of $161,736 (RMB1,000,000). This promissory note bears an interest rate of 36% per annum and no fixed term of repayment. As of December 31, 2013, the outstanding principal and accrued interest related to this promissory note amounted to $178,779.

The promissory note with a principal of $6,730,779 (RMB42,476,600), which issued to an unrelated third party to finance the Company’s acquisition of real estate properties for the use as our headquarter, is unsecured and interest bearing at a rate of 7% per annum. This promissory note is currently in default. As of December 31, 2013, the principal in default and unpaid interest related to this promissory note amounted to $2,308,974 (2012: $3,853,052).

The promissory note with an unrelated third party has a principal of $300,000. This promissory note bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $280,176 (2012:$307,500).

The promissory notes with a non-controlling interest of a consolidated subsidiary have an aggregate principal of $948,023 (RMB5,780,000). These promissory notes bear interest at a rate of 15% per annum, are unsecured and have no fixed term of repayment. As of December 31, 2013, the outstanding principals and unpaid interest related to these promissory notes amounted to $1,252,276 (2012: $1,088,219).

The promissory note with a non-controlling interest of a consolidated subsidiary has a principal of $820,089 (RMB8,000,000). This promissory note bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2013, the outstanding principal and accrued interest related to this promissory note amounted to $1,056,342 (2012: $905,324).

During the year ended December 31, 2013, the interest expense related to these promissory notes was $765,171 (2012: $643,711).

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2013	2012

Lin Chi-Jung	$10,398,904	$7,683,507
Lin Chao-Chin	1,484	1,440
Lin Hsin-Hung	39,850	22,225
	$10,440,238	$7,707,172

(a)	The balance due to Lin Chi-Jung, the Company’s CEO, President and Chairman, consists of a balance of unpaid salaries and reimbursements totaling $60,679 (2012: $35,797) and advances together with unpaid interest totaling $10,338,225 (2012: $7,647,710).

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5%per annum. During the year ended December 31, 2013, the interest expense related to these advances amounted to $1,915,510 (2012: $737,767). Included in the outstanding amounts with Lin Chi-Jung are advances of $4,591,206 that are currently in default.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2013	2012

Accrued staff commission and bonus	$1,058,882	$890,419
Rental deposits received	687,700	945,309
Rental receipts in advance	151,243	-
Advances from unrelated parties	-	1,288,680
Dividend payable to noncontrolling interests	-	237,582
Accrued expenses	597,453	346,861
Other payables	506,303	420,304
	$3,001,581	$4,129,155

Advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 15 - INCOME TAXES PAYABLE

SRRE, CY-SRRE and LRY do not generate any income and therefore are not subject to income taxes in the U.S., the British Virgin Islands or the Cayman Islands. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in the years ended December 31, 2013 and 2012.

Income tax benefit consists of

	Years Ended December 31,
	2013	2012
PRC
Current tax	$207,125	$175,458
Deferred tax benefit	(270,352)	(188,616)
Total income tax benefit	$(63,227)	$(13,158)

Income taxes represent current PRC income taxes, which are calculated at the applicable statutory income tax rate on the assessable income for the years ended December 31, 2013 and 2012. A reconciliation of the provision for income taxes, with amounts determined by applying the PRC statutory income tax rate to loss before income taxes, is as follows:

	Years Ended December 31,
	2013	2012
Provision for income tax benefit at PRC statutory tax rate of 25%	$(498,634)	$(813,569
Permanent differences	(12,473)	55,274
Under (Over)-provision for income taxes in prior years	14,018	7,168
Change in valuation allowance	433,862	737,609
Total income tax benefit	$(63,227)	$(13,158)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carryforwards of $469,400 as of December 31, 2013 (2012: $189,375).

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

NOTE 16 – LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $11,481,245 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC.

	December 31,	December 31,
	2013	2012

Outstanding borrowings	$11,481,245	$-
Less: Current portion of long term borrowings	8,036,871	-
	$3,444,374	$-

For the year ended December 31, 2013, total loan interest was approximately $897,000, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $31,119,043 as of December 31, 2013. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds, which will be classified as restricted cash. As of December 31, 2013, the cash restricted in relation to the borrowings from China CITIC Bank was $246,895 (2012: $Nil).

NOTE 17 - DEFERRED GOVERNEMNET SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

During the year ended December 31, 2013, the Company received refundable government subsidies of $Nil (2012: $5,252,173). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. All of the government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 18 - DEPOSITS RECEIVED FROM UNDERWRTING SALES

The Company accounts for its underwriting sales revenue with underwriting rent guarantees using the deposit method in accordance with ASC 976-605 (formerly SFAS No.66). Revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers.

NOTE 19 - STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2013, the Company’s statutory reserve fund was $782,987 (2012: 782,987).

NOTE 20- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2013 were $254,559 (2012: $188,393).

As of December 31, 2013, the Company had the following operating lease obligations falling due.

Amount
Year Ending
2014	$16,425
2015	35,454
2016	16,425
$68,304

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

As of December 31, 2013, the Company has the following leasing commitment related to these properties.

Year Ending	Amount
2014	$809,255
2015	596,866
2016	392,755
$1,798,876

An accrual for onerous contracts was recognized which is equal to the difference between the present value of the sublease income and the present value of the associated lease expense at the appropriate discount rate. During the years ended December 31, 2013 and 2012, the Company had no significant provision for onerous contracts.

Other commitments

As of December 31, 2013, the Company had outstanding commitments of $25,200,666 with respect to non-cancellable construction contracts for real estate development.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year Ended December 31, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$12,763,447	$-	$-	$12,763,447
Cost of revenues	(4,841,337)	-	-	(4,841,337)
Gross income	7,922,110	-	-	7,922,110

Operating expenses	(1,328,781)	(819,417)	-	(2,148,198)
General and administrative expenses	(2,709,255)	(464,510)	(411,356)	(3,585,121)
Operating income (loss)	3,884,074	(1,283,927)	(411,356)	2,188,791

Other income (expenses)
Interest income	17,115	377,069	17	394,201
Interest expense	(3,698,726)	-	(64,829)	(3,763,555)
Miscellaneous	8,294	-	-	8,294
Total other (expenses) income	(3,673,317)	377,069	(64,812)	(3,361,060)

Loss before income taxes and equity in net loss of unconsolidated affiliates	210,757	(906,858)	(476,168)	(1,172,269)
Income tax (expense) benefit	(207,125)	270,352	-	63,227
Equity in net loss of unconsolidated affiliates	-	(566,267)	(256,000)	(822,267)
Net income(loss)	$3,632	$(1,202,773)	$(732,168)	$(1,931,309)

	Year ended December 31, 2012
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$8,529,990	$-	$-	$8,529,990
Cost of revenues	(4,894,833)	-	-	(4,894,833)
Gross income	3,635,157	-	-	3,635,157

Operating expenses	(1,288,604)	(113,055)	-	(1,401,659)
General and administrative expenses	(2,407,600)	(720,091)	(217,944)	(3,345,635)
Operating loss	(61,047)	(833,146)	(217,944)	(1,112,137)

Other income (expenses)
Interest income	185,696	53,303	80	239,079
Interest expense	(2,371,218)	-	(49,157)	(2,420,375)
Miscellaneous	13,777	25,379	-	39,156
Total other (expenses) income	(2,171,745)	78,682	(49,077)	(2,142,140)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(2,232,792)	(754,464)	(267,021)	(3,254,277)
Income tax (expense) benefit	(175,098)	188,616	-	13,518
Equity in net loss of an unconsolidated affiliate	-	(230,490)	-	(230,490)
Net loss	$(2,407,890)	$(796,338)	$(267,021)	$(3,471,249)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of December 31, 2013
Real estate property under development	$-	$31,119,043	$-	$31,119,043
Total assets	19,282,576	42,400,822	14,920	61,698,318

As of December 31, 2012
Real estate property under development	$-	$20,493,851	$-	$-
Total assets	24,322,419	25,813,935	55,681	50,192,035

NOTE 22-SUBSEQUENT EVENTS

On March 13, 2014, the Company entered into a development agreement with Zhongji Pufa Real Estate Company Limited. Pursuant to the agreement, the Company will pay a sum of $22,142,400 (RMB135,000,000) to acquire the development right of the parcel of land with estimated gross floor area of approximately 8,934 square meter for the development of high-rise commercial buildings. The Company has made payments totaling $16,401,778 (RMB100,000,000) in relation to this project.

In March and May, 2014, the Company and five unrelated individuals entered into investment agreements with a terms of 18 months whereby these individuals through the Company invested $10,825,173 (RMB66,000,000) in the above-mentioned project with guaranteed rates of return ranging from 15% to 25% per annum. Pursuant to the agreements, either party has the right to terminate the agreement early after the first 12 months following the date of investment, and the returns of these individuals are guaranteed by the Company’s investment return in the project. Under the agreement terms, each of these individual investors can receive 5% discount on their purchases of up to two units of properties under the project.

On August 7, 2014, the Company obtained a bank loan with a principal amount of $16,401,778 (RMB100,000,000) from China Everbright Bank. The borrowings under these agreements have 1-year term, bear interest at a rate of 14% per annum, and are unsecured.

In August and November 2014, the Company entered into two share purchase agreements with Ace Develop, of which Lin Chi-Jung, the Company’s CEO, President and Chairman, is the sole shareholder, to issue Ace Develop 40,000,000 in aggregate shares of the Company’s Common Stock in aggregate for approximately $3,400,000 in cash. After these transactions were consummated, Ace Develop holds 44,511,400 shares or 64.80% equity interest in the Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2013 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2013.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

—	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
—	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	54	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	64	Director
November 28, 2006	LIN HSIN-HUNG	59	Executive Director
November 23, 2004	CHEN REN	66	Director
November 23, 2004	FU XUAN-JIE	84	Director
November 23, 2004	LI XIAO-GANG	56	Director
June 24, 2013	MI YONG JUN	40	Chief Financial Officer

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 54, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 64, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 59, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 66, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 84, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 56, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mi Yong Jun (Appointed on June 24, 2013)

Mr. Mi, age 40, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

Family Relationships

There are no family relationships among directors, executive officers, or person nominated or chosen to become the directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or control persons has been involved in any of the following events during the past ten years:

☐	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time; or

☐	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

☐	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

☐	Being found by a court of competent jurisdiction (in a civil violation), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

☐	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: any Federal or State securities or commodities law or regulation; or any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity. This violation does not apply to any settlement of a civil proceeding among private litigants; or

☐	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2013, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

Audit Committee and Audit Committee Financial Expert

Our Board established the Audit Committee on August 23, 2005. The Audit Committee consists of two members, Fu Xuan-Jie, Li Xiao-Gang, all of whom are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under. With the resignation of Mr. Zhang Xi on April 14, 2014, our Audit Committee currently does not have a financial expert, as that term is used under Item 407(d)(5) of Regulation S-B. The Company is in process of replacing Mr. Zhang Xi.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2013, 2012 and 2011for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Lin Chi-Jung	2013	72,960	-	-	-	-	-	4,505	77,465
CEO, President & Chairman	2012	72,960	-	-	-	-	-	4,505	77,465
Executive Officer of subsidiaries	2011	87,465	-	-	-	-	-	4,393	89,686

Wang Wen Yan, CFO	2013	21,500	-	-	-	-	-	429	21,929
	2012	44,279						929	45,208

Mi Yong Jun	2013	24,500	-	-	-	-	-	295	24,795
CFO (June 24, 2013)

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

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
LIN CHI-JUNG	0	0	0	0	0	0	0
LIN CHAO-CHIN	0	0	0	0	0	0	0
LIN HSIN-HUNG	18,071	0	0	0	0	0	18,071
FU XUAN-JIE	6,966	0	0	0	0	0	6,966
LI XIAO-GANG	6,966	0	0	0	0	0	6,966
CHEN REN	6,966	0	0	0	0	0	6,966
ZHANG XI (2)	6,966	0	0	0	0	0	6,966

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors.
(2)	Zhang Xi resigned as a director effective April 14, 2014

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 20, 2014, the number and percentage of our 48,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 25th Fl., Bldg A	24,511,400	(1)	50.34%

Common	Lin Hsin-Hung Hengfeng Road, No. 638, 25th Fl., Bldg A	334,750	(2)	0. 7%

Common	Lin Chao Chun	4,511,400	(3)	9.27%

All Directors and Officers As a Group		29,357,550		60.29%

Common	Better Time International	3,530,000	(4)	7.25%

Common	Good Speed Service Limited	3,469,572	(5)	7.13%

Non-Officers and Directors		6,999,572		14.38%

(1)	These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficiary owner
(2)	These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.
(3)	These shares are owned by Robert Lin Investments, Inc., of which Mr. Lin Chao Chun is the sole beneficiary owner.
(4)	The beneficiary owner of Better Time International is Wang Chun-Chieh.
(5)	The beneficiary owner of Good Speed Services Limited is Yuan Chi Lung.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSAND DIRECTOR INDEPENDENCE

Certain Relationships

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts Due To Directors

The amounts due to directors as of December 31, 2013 were $10,440,238. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2013 was $10,398,904, which consists of a balance of unpaid salaries and reimbursements totaling $60,679 and unsecured advances together with unpaid interest totaling $10,338,225.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per annum. During the years ended December 31, 2013 and 2012, the interest expense related to these advances amounted to $1,915,510 and $737,767, respectively.

Amount Due to Lin Chao-Chin

The balance due to Lin Chao-Chin as of December 31, 2013 was $1,484, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2013 was $39,850, which is unsecured, interest-free and has no fixed term of repayment.

Advances To An Unconsolidated Affiliate

Advances to an unconsolidated affiliate as of December 31, 2013 was $3,086,185.The balance bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2013, the Company recorded interest income of $377,069 related to the advances.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang and Chen Ren, constitute members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Finesse CPA, P.C. (“Finesse”). As reported in our Form 8-K filed on February 21, 2013, the Company appointed Finesse as its independent accountant effective immediately. Our previous independent accountant was Kenne Ruan CPA, P.C. (“Kenne Ruan”). Set below are aggregate fees billed by Finesse and Kenne Ruan for professional services rendered the audit and quarterly reviews of the Company’s financial statements included in our Forms 10-K and 10-Q for the fiscal years ended December 31, 2013 and 2012.

Audit Fees

During the years ended December 31, 2013 and 2012, the fees billed and paid to Kenne Ruan were $36,997 and $72,091, respectively.

The fees billed and paid to Finesse for the year ended December 31, 2013 were $131,930.

Audit-Related Fees

None.

Tax Fees

Tax fees billed and paid to Kenne Ruan for the year ended December 31, 2013 were $20,148.

Tax fees billed and paid to Finesse for the year ended December 31, 2013 were $8,084 and for year ended December 31, 2012 were $Nil.

All Other Fees

Finesse and Kenne Ruan did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2013 and 2012.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit
Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (previously filed)

10.23	Stock purchase agreement dated November 10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (previously filed)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.(Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO.(Incorporated by reference from Form 8-K dated March 27, 2012)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: December 16, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	December 16, 2014
Lin Chi-Jung	and Director

/s/ Mi Yong Jun	Chief Financial Officer	December 16, 2014
Mi Yong Jun

/s/ Lin Chao-Chin	Director	December 16, 2014
Lin Chao-Chin

/s/ Lin Hsin Hung	Director	December 16, 2014
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	December 16, 2014
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	December 16, 2014
Li Xiao-Gang

/s/ Chen Ren	Director	December 16, 2014
Chen Ren

