Form 10-K/A
period 2013-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2014-12-24
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original 10-K”) originally filed on December 16, 2014 by SUNRISE REAL ESTATE GROUP, INC. (the “Company”). We are filing this Amendment to include the Report of Independent Registered Public Accounting Firm issued by Finesse CPA, P.C. under “Item 8. Financial Statements and Supplementary Data” of the Original 10-K.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K.

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
100%
24%
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

In 2013, we had a net loss of $1,931,309 compared to a net loss of $3,471,249 in 2012. Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional debt or equity financing as needed. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

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

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Nanchang, Yangzhou, Nanjing, Chongqing, Wuhan, Linyi and Shangqiu.

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

Indebtedness

The company’s indebtedness is described under “Note 11-Short Term Borrowings”, “Note 12-Promissory Notes Payable”, “Note 13- Amounts Due To Directors” and “Note 16 – Long Term Borrowings ”to the Company’s accompanying consolidated financial statements for the years ended December 31, 2013 and 2012 in Item 8.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

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

December 19, 2014

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

In August and November 2014, the Company entered into two share purchase agreements with Ace Develop, of which Lin Chi-Jung, the Company’s CEO, President and Chairman, is the sole shareholder, to issue Ace Develop 40,000,000 shares of the Company’s Common Stock in aggregate for approximately $3,400,000 in cash. After these transactions were consummated, Ace Develop holds 44,511,400 shares or 64.80% equity interest in the Company.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)
10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (previously filed with Current Report on 8-K on August 21, 2014)

10.23	Stock purchase agreement dated November 10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (previously filed with Current Report on 8-K on November 10, 2014)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.(Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO.(Incorporated by reference from Form 8-K dated March 27, 2012)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: December 24, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	December 24, 2014
Lin Chi-Jung	and Director

/s/ Mi Yong Jun	Chief Financial Officer	December 24, 2014
Mi Yong Jun

/s/ Lin Chao-Chin	Director	December 24, 2014
Lin Chao-Chin

/s/ Lin Hsin Hung	Director	December 24, 2014
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	December 24, 2014
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	December 24, 2014
Li Xiao-Gang

/s/ Chen Ren	Director	December 24, 2014
Chen Ren

