Form 10-Q
period 2014-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2016-01-13
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 18, 2015 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$3,227,632	$3,503,510
Restricted cash (Note 3)	23,461	246,895
Accounts receivable	1,190,598	1,289,469
Promissory deposits (Note 4)	747,712	754,482
Real estate property under development (Note 5)	32,766,496	31,119,043
Amount due from an unconsolidated affiliate (Note 9)	2,211,185	3,086,185
Other receivables and deposits, net (Note 6)	8,558,308	204,557

Total current assets	48,725,392	40,204,141

Property and equipment, net (Note 7)	8,875,067	9,139,734
Investment properties, net (Note 8)	5,998,986	6,137,819
Deferred tax assets (Note 15)	679,423	469,400
Investment in an unconsolidated affiliate (Note 9)	5,480,505	5,642,909
Other investments	146,292	104,315

Total assets	$69,905,665	$61,698,318

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$18,448,985	$18,616,018
Current portion of long term borrowings (Note 11)	7,964,760	8,036,871
Promissory notes payable (Note 12)	15,198,449	5,076,547
Accounts payable	748,125	489,582
Amounts due to directors (Note 13)	8,501,057	10,440,238
Amount due to an affiliate	69,641	-
Customer deposits	5,016,220	3,168,369
Other payables and accrued expenses (Note 14)	2,285,966	3,001,581
Other taxes payable	174,895	190,036
Dividends payables	355,924	-
Income taxes payable	135,093	190,152

Total current liabilities	58,899,115	49,209,394

Long term bank loan (Note 11)	3,413,469	3,444,374
Deferred government subsidy (Note 15)	5,392,535	5,441,360

Total liabilities	67,705,119	58,095,128

Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 28,691,925 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	286,919	286,919
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 17)	783,101	782,987
Accumulated losses	(15,410,688)	(14,668,376)
Accumulated other comprehensive income	120,242	172,214

Total deficit of Sunrise Real Estate Group, Inc.	(9,650,418)	(8,856,248)

Non-controlling interests	11,850,964	12,459,438

Total shareholders’ equity	2,200,546	3,603,190

Total liabilities and shareholders’ equity	$69,905,665	$61,698,318

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2014	2013
Net revenues	$2,721,154	$2,113,429
Cost of revenues	(1,321,918)	(1,163,939)

Gross profit	1,399,236	949,490

Operating expenses	(631,074)	(312,924)
General and administrative expenses	(833,640)	(1,051,759)
Operating loss	(65,478)	(415,193)

Other income (expenses)
Interest income	100,269	157,948
Interest expense	(830,759)	(915,147)
Other income, net	(12,926)	15,311

Total Other Expenses	(743,416)	(741,888)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(808,894)	(1,157,081)

Income tax benefit (expense)	204,726	15,781
Equity in net gain (loss) of an unconsolidated affiliate, net of income taxes	(112,379)	(193,022)

Net loss	(716,547)	(1,334,322)
Less: Net loss attributable to non-controlling Interests	334,420	130,069
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(382,127)	$(1,204,253)

Loss per share – basic and fully diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925	28,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2014	2013

Net Loss	$(716,547)	$(1,334,322)

Other comprehensive income (loss)
- Foreign currency translation adjustment	(326,027)	26,866

Total comprehensive loss	(1,042,574)	(1,307,456)
Less: Comprehensive loss (income) attributable to non-controlling interests	608,475	98,752

Total comprehensive loss attributable to stockholders of Sunrise Real Estate Group, Inc.	$(434,099)	$(1,208,704)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(716,547)	$(1,334,322)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	299,740	284,450
Bad debts	(1,459)	-
Loss (Gain) on disposal of property, plant and equipment	14,133	-
Equity in net loss of an unconsolidated affiliate	112,379	193,022
Changes in assets and liabilities
Accounts receivable	87,774	992,564
Promissory deposits	-	(11,155)
Real estate property under development	(1,937,124)	(1,822,566)
Customer Deposits	1,886,459	-
Amount due from unconsolidated affiliates	851,906	-
Other receivables and deposits	(8,399,463)	(359,839)
Deferred tax assets	(215,398)	(15,781)
Accounts payable	264,363	(77,759)
Amount due to an affiliate	70,018	-
Other payables and accrued expenses	(692,420)	(1,374,024)
Deposits received from underwriting sales	-	(551,625)
Interest payable on promissory notes	142,187	114,734
Interest payable on amounts due to directors	312,399	(665,718)
Other taxes payable	(13,509)	(59,843)
Income taxes payable	(53,641)	(144,829)
Net cash used in operating activities	(7,988,203)	(4,832,691)

Cash flows from investing activities
Purchases of property and equipment	(42,978)	(50,748)
Decrease in restricted cash	-	478,057
Repayment of advances to an unconsolidated affiliate	-	318,884
Net cash used in investing activities	(42,978)	746,193

Cash flows from financing activities
Restricted cash	222,419	-
Bank loan repayments	(1,666,966)	-
New bank loans	1,676,011	1,274,819
Advances from directors	46,389	4,345,689
Repayments of advances from directors	(2,297,969)	(1,950,536)
Proceeds from new promissory notes	10,579,673	956,114
Repayments of promissory notes	(599,958)	-
Dividend paid to non-controlling interests	-	(79,233)
Net cash provided by financing activities	7,959,599	4,546,853

Effect of exchange rate changes on cash and cash equivalents	(204,296)	71,822

Net decrease in cash and cash equivalents	(275,878)	532,177
Cash and cash equivalents at beginning of year	3,503,510	934,123
Cash and cash equivalents at end of year	$3,227,632	$1,466,300

Supplemental disclosure of cash flow information
Income taxes paid	$56,842	$144,830
Interest paid	933,498	1,429,348

See accompanying notes to consolidated financial statements.

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

As of March 31, 2014, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%***	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%	Equity investment	Import and export trading

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
***	The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013, and the cash flows for the three months ended March 31, 2014 and 2013. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2014, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The financial statements of the Company’s operations based outside of the United States have been translated into U.S. dollars in accordance with ASC830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into U.S. dollars, period-end exchange rates are applied to the condensed consolidated balance sheets, while average exchange rates as to revenues and expenses are applied to consolidated statements of operations. The effect of foreign currency translation adjustments is included as a component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates as of March 31, 2014 and December 31, 2013 are $1: RMB6.1521 and $1: RMB6.0969, respectively.

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

For the three months ended March 31, 2014 and 2013, the Company had not recognized any impairment for real estate property under development.

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

Government subsidy was received in 2012 and as of March 31, 2014 and December 31, 2013, the Company received $5,392,535 and $5,441,360, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy in consolidated balance sheets.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of March 31, 2014 and December 31, 2013, the Company held cash deposits of $23,461 and $246,895, respectively, as security for its bank loans (see Note 11). These balances are subject to withdrawal restrictions and are not covered by insurance.

NOTE ~~4~~- PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances are unsecured, interest free and recoverable on completion of the respective projects.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiemen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu Project, which located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

As of March 31, 2014, land use rights included in real estate property under development totaled $32,766,496.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2014	2013

Advances to staff	$16,999	56,161
Rental deposits	169,244	7,483
Prepaid expense	60,956	-
Prepaid tax	55,445	-
GuangXinlu Project	8,127,306	-
Other receivables	128,358	140,913
	$8,558,308	$204,557

Other receivables and deposits as of March 31, 2014 and December 31, 2013 are stated net of allowance for doubtful accounts of $109,235 and $99,437, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2014	2013

Furniture and fixtures	$245,793	$423,461
Computer and office equipment	269,873	293,100
Motor vehicles	747,655	878,732
Properties	9,795,377	9,657,427
	11,058,699	11,252,720
Less: Accumulated depreciation	(2,183,632)	(2,112,986)
	$8,875,067	$9,139,734

Depreciation and amortization expense for property and equipment amounted to $215,524 and $152,350 for the three months ended March 31, 2014 and 2013, respectively.

All properties as of March 31, 2014 and December 31, 2013 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2014	2013

Investment properties	$10,064,990	$10,156,116
Less: Accumulated depreciation	(4,066,004)	(4,018,297)
	$5,998,986	$6,137,819

Depreciation and amortization expense for investment properties amounted to $84,216 and $132,100 for the three months ended March 31, 2014 and 2013, respectively.

All investment properties as of March 31, 2014 and December 31, 2013 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. WHYYL is developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over their activities.

As of March 31, 2014 the investment in WHYYL was $5,480,505, which included its equity in net loss of WHYYL, net of income taxes, totaling $229,345 as of March 31, 2014. The following table sets forth the financial information of WHYYL.

	Three Months Ended March 31,
	2014	2013

Revenues	$-	$-

Net loss	$229,345	$393,922

	March 31,	December 31,
	2014	2013

Current assets	$57,329,182	$56,344,599
Non-current assets	853,887	794,446
Total assets	58,183,069	57,139,045

Current liabilities	46,997,800	45,581,987
Total equity	$11,185,269	$11,557,058

As of March 31, 2014 and December 31, 2013, the Company has a balance of $2,202,783 and $4,316,031 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the three months ended March 31, 2014 and 2013, the Company recorded interest income of $97,318 and $132,063 from WHYYL, respectively.

During the three months ended March 31, 2014 and 2013, the Company had no impairment loss for investment in an unconsolidated affiliate.

NOTE 10 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,300,369 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matured on March 1, 2014. As of March 31, 2014 and December 31, 2013, the outstanding balance of this loan was $1,300,369 (RMB8, 000,000) and $1,312,142. This loan is renewed automatically every year. This loan will mature on March 1, 2015.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $4,957,657 (RMB30,500,000) as of March 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the three months ended March 31, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $Nil (See Note 3), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. In September 2013, the Company paid $861,494 (RMB5,300,000) to the bank. As of March 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $4,957,657 (RMB30,500,000) and $5,002,543 (RMB30,500,000), respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,190,959 (RMB75,000,000) as of March 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for three months ended March 31, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period no longer than 36 months and are due no later than March 31, 2015. As of March 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $12,190,959 (RMB75,000,000) and $12,301,332 (RMB75,000,000), respectively, under this facility line of credit.

NOTE 11- CURRENT PORTION OF LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $11,379,229 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC.

	March 31,	December 31,
	2014	2013

Outstanding borrowings	$11,378,229	$11,481,245
Less: Current portion of long term borrowings	7,965,760	8,036,871
	3,413,469	3,444,374

For the period ended March 31, 2014, total loan interest was approximately $1,154,249, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $32,766,496 as of March 31, 2014. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds, which will be classified as restricted cash. As of March 31, 2014, the cash restricted in relation to the borrowings from China CITIC Bank was $23,461 (2013: $246,895).

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances, the promissory notes with outstanding principal and unpaid interest of $15,198,449 and $5,076,547 are in default as of March 31, 2014 and December 31, 2013, respectively.

The promissory note with a principal of $865,292 bearing an interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $1,193,077 and $1,252,276, respectively.

The promissory note with a principal of $816,313 bearing an interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $1,076,924 and $1,056,342, respectively.

The promissory note with a principal of $3,783,681 bearing an interest at a rate of 12% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $1,961,565 and $2,767,929, respectively.

The promissory note with a principal of $1,625,461 bearing an interest at a rate of 20% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $1,638,821.

The promissory note with a principal of $4,876,384 bearing an interest at a rate of 26.7% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $4,883,510.

The promissory note with a principal of $162,546 bearing an interest at a rate of 20% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $162,813.

The promissory note with a principal of up to $1,324,751 bearing an interest at a rate of 36% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $674,566.

The promissory note with a principal of $300,000 bearing an interest at a rate of 15% per annum, is unsecured and has no fixed terms of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $356,250.

The promissory note with a principal of $3,250,922 bearing no interest rate, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $3,250,922.

During the three months ended March 31, 2014 and 2013, the interest expenses related to these promissory notes were $177,412 and $231,165, respectively.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2014	2013

Lin Chi-Jung	$8,457,417	$10,398,904
Lin Hsin-Hung	43,640	1,484
Lin Chao-Chin	-	39,850
	$8,501,057	$10,440,238

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2014 and December 31, 2013 were $8,457,417 and $10,398,904, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2014	2013

Accrued staff commission and bonus	$488,063	$1,058,882
Rental deposits received	603,515	687,700
Customer deposits	88,708	151,243
Accrued expenses	-	597,453
Guang Xin Lu Project	670,974	-
Other payables	434,706	506,303
	$2,285,966	$3,001,581

NOTE 15– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of March 31, 2014 and December 31, 2013, the Company received $5,392,535 and $5,441,360, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 16- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2014 and 2013 were $61,494 and $49,858, respectively.

As of March 31, 2014, the Company had the following operating lease obligations.

Amount

Within one year	$90,231
Two to five years	16,753
$106,984

NOTE 17– STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2014 and December 31, 2013, the Company’s statutory reserve fund was $783,101 and $782,987, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$2,721,154	$-	$-	$2,721,154
Cost of revenues	(1,321,918)	-	-	(1,321,918)
Gross profit	1,399,236	-	-	1,399,236

Operating expenses	(275,579)	(355,495)	-	(631,074)
General and administrative expenses	(663,011)	(136,059)	(34,570)	(833,640)
Operating loss	460,646	(491,554)	(34,570)	(65,478)

Other income (expenses)
Interest income	99,704	564	-	100,269
Interest expense	(819,509)	-	(11,250)	(830,759)
Other income, Net	(12,416)	(511)	-	(12,926)
Total other (expenses) income	(732,220)	54	(11,250)	(743,416)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(271,574)	(491,500)	(45,820)	(808,894)

Income tax	89,209	121,222	(5,705)	204,727
Equity in net loss of an unconsolidated affiliate, net of income taxes	(112,379)	-	-	(112,379)
Net loss	$(294,744)	$(370,278)	$(51,524)	$(716,547)

	Three Months ended March 31, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$2,113,429	$-	$-	$2,113,429
Cost of revenues	(1,163,939)	-	-	(1,163,939)
Gross profit	949,490	-	-	949,490

Operating expenses	(301,433)	(11,491)	-	(312,924)
General and administrative expenses	(811,314)	(72,436)	(168,009)	(1,051,759)
Operating loss	(163,257)	(83,927)	(168,009)	(415,193)

Other income (expenses)
Interest income	133,959	23,989	-	157,948
Interest expense	(890,631)	-	(24,516)	(915,147)
Miscellaneous	15,311	-	-	15,311
Total other (expenses) income	(741,361)	23,989	(24,516)	(2,142,140)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(904,618)	(59,938)	(192,525)	(1,157,081)

Income tax benefit	-	15,781	-	15,781
Equity in net loss of an unconsolidated affiliate, net of income taxes	-	(193,022)	-	(193,022)
Net loss	$(904,618)	$(237,179)	$(192,525)	$(1,334,322)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of March 31, 2014
Real estate property under development	$-	$32,766,496	$-	$32,766,496
Total assets	31,202,802	38,697,292	5,571	69,905,665

As of December 31, 2013
Real estate property under development	$-	$31,119,043	$-	$31,119,043
Total assets	19,282,576	42,400,822	14,920	61,698,318

NOTE 19 - SUBSEQUENT EVENTS

Effective April 14, 2014, Mr. Zhang Xi had resigned as an independent director of Sunrise Real Estate Group, Inc. for personal reasons.

On August 20, 2014, the Company entered into a Share Purchase Agreement with Ace Develop Properties Limited (“Ace”) to issue 20 million shares to Ace for RMB 10,472,000 (US $1,700,000 equivalent). This agreement, subject to standard closing terms and conditions, is scheduled to close on or before August 31, 2014. Ace is wholly-owned by Lin Chi-Jung, our Chief Executive Officer, President and Chairman of the Board. On August 30, 2014 the Company received the funds from Ace and has issued 20 million shares of common stock to Ace.

On November 10, 2014, the Company entered into a Share Purchase Agreement with Ace Develop Properties Limited (“Ace”) to issue 20 million shares to Ace for RMB 10,460,000 (US $1,700,000 equivalent). This agreement, subject to standard closing terms and conditions, is scheduled to close on or before November 28, 2014. Ace is wholly-owned by Lin Chi-Jung, our Chief Executive Officer, President and Chairman of the Board.

On March 13, 2015, our Board of Directors engaged Kenne Ruan, CPA, P.C. (“Kenne Ruan”) as the Registrant’s certifying accountant to audit the registrant's financial statements, replacing its former certifying accountant, Finesse CPA, P.C. (“Finesse”). Upon receipt of the notice that the Registrant’s acceptance of the proposal from Kenne Ruan to audit its consolidated financial statements for the fiscal year ending December 31, 2014, Finesse resigned as the Registrant’s certifying accountant on March 13, 2015.

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

OVERVIEW

In October 2004, the former shareholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) (“CY-SRRE”) and LIN RAY YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in share exchange. Before the completion of the share exchange, SRRE had no continuing operations, and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. . The Wuhan project was supposed to have its handover from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on December 31, 2014, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review.

In January 2012, we established Linyi Shang Yang Real Estate Development (“LYSY”) in which we have a 24% ownership. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and to date have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings.

In March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has the right to develop the Guangxinglu Project, located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

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

The government subsidy received by the Company is given to reimburse the land acquisition costs and certain construction costs incurred for its property development project in Linyi. The subsidy is repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy in consolidated balance sheets.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months ended March 31, 2014 and 2013

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2014 with comparisons to the period ended March 31, 2013.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2014	% to total	2013	% to total	% change
Agency sales	1,670,875	61	953,920	45	75
Property management	1,050,279	39	439,559	21	139
Underwriting sales	0	0	719,950	34	(100)
Net revenue	2,721,154	100	2,113,429	100	29

The net revenue in the first quarter of 2014 was $2,721,154, which was increased by 29% from $2,113,429 in the first quarter of 2013. In the first quarter of 2014, agency sales represented 61% of net revenue, underwriting sales represented 0% and property management represented 39%.The increase in net revenue in the first quarter of 2014 was mainly due to the increase in our agency sales and property management

Agency sales

Agency sales represented 61% of our net revenue in the first quarter of 2014 and revenue from agency sales increased by 75% compared with same period in 2013. The increase in agency sales was due to taking in more projects.

Because of our diverse market locations, the risk of market fluctuations has been decreased on our business operations in agency sales in 2014, and we are continually seeking stable growth in our agency sales business in 2014. However, there can be no assurance that we will be able to do so.

Underwriting Sales

In February 2004, SHSY entered into an agreement to underwrite an office building in Suzhou, known as Suzhou Sovereign Building. Being the sole distribution agent for this office building, SHSY committed to a sales target of $56.53 million. Property underwriting sales are comparatively a higher risk business model compared to our pure commission based agency business. Under this higher risk business model, the Underwriting Model, our commission is not calculated as a percentage of the selling price; instead, our commission revenue is equivalent to the price difference between the final selling price and underwriting price. We negotiated with a developer for an underwriting price that is as low as possible, with the guarantee that all or a majority of the units will be sold by a specific date. In return, we are given the flexibility to establish the final selling price and earn the price difference between the final selling price and the underwriting price. The risk of this kind of arrangement is that if there is any unsold unit on the expiration date of the agreement, we may have to absorb the unsold property units from developers at the underwriting price and hold them in our inventory or as investments.

We started selling units in the Sovereign Building in January 2005. As of March 1, 2007, we had sold or acquired all of the units in the building, and we achieved the sales target by selling 47,093 square meters with a total sales price of $75.96 million.

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. As of March 31, 2014, our entire underwriting obligation has been completed.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31,2014, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agree to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2014, there are no lease commitments.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2014	% to total	2013	% to total	% change
Agency sales	670,296	51	538,803	46	24
Property management	651,622	49	460,810	40	41
Underwriting sales	0	0	164,326	14	(100)
Cost of revenue	1,321,918	100	1,163,939	100	14

The cost of revenue in the first quarter of 2014 was $1,321,918, an increase of 14% from $1,163,939 in the same period in 2013. In the first quarter of 2014, cost of agency sales represented 51% of cost of revenue, cost of underwriting sales represented 0% and cost of property management represented 49%. The increase in cost of revenue in first quarter of 2014 was mainly due to the increase in our agency sales.

Agency sales

The cost of revenue for agency sales in the first quarter, 2014 was $670,296, an increase of 24% from $538,803 in the same period in 2013. This increase was mainly due to the increase in our commissions from the increase in sales of agency sales in the first quarter of 2014.

Underwriting Sales

There is no underwriting sales business in the first quarter of 2014; also there are no costs of underwriting sales either.

Property management

The cost of revenue for property management in the first quarter of 2014 was $651,622, increased by 41% from $460,810 in the same period in 2013. This was mainly due to higher business for the property management as a whole.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2014	% to total	2013	% to total	% change
Agency sales	259,887	41	279,407	89	(7)
Property management	15,692	2	22,026	7	(29)
Property development	355,495	57	11,491	4	2,994
Operating expenses	631,074	100	312,942	100	102

The operating expenses in the first quarter of 2014 were $631,074, an increase of 102% from $312,942 in the same period of 2013. This was mainly due to the promotion activity of Linyi project. In the first quarter of 2014, agency sales represented 41% of operating expenses, property management represented 2% and property development represented 57% of operating expenses.

Agency sales

The operating expenses for agency sales in the first quarter of 2014 were $259,887 which decreased by 7% from $279,407 in the same period in 2013.

Property management

The operating expenses for property management in the first quarter of 2014 were $15,692 which decreased 29% from $22,026 in the same period in 2013.

Real estate development

The operating expenses for real estate development in the first quarter of 2014 were $355,495 which increased 2,994% from $11,491 in the same period in 2013. This was mainly due to the promotion activity of Linyi project.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2014 were $833,640, decreased by 21% from $1,051,759 in the same period in 2013. This decrease was mainly due to a decrease in staff cost, office expense and so on.

Operating loss

The operating loss in the first quarter of 2014 was$65,478, decreased by 84% from $415,193 in the same period in 2013. This decrease was mainly due to the increase of revenue and decrease in general and administrative expenses.

Interest income

The interest income in the first quarter of 2014 was $100,269, decreased by 37% from $157,948 in the same period in 2013. This decrease was mainly due to the decrease in borrowing to WHYYL.

Interest Expenses

Interest expenses in the first quarter of 2014 were $830,759 decreased by 9% from $915,147 in the same period in 2013. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to the capitalized interest expenses of Linyi project.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for March 31, 2014 was $8,501,057. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2014 and December 31, 2013 were $8,501,057and $10,440,238, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 36% per annum.

Amount due to Lin Hsin Hung

The amount of $43,640 represents the salary payable to Lin Hsin Hung.

Amount due from related company

The amount of $2,202,783 is due from WHYYL, our Wuhan project development company and $8,402 is due from SHDEW, Shanghai Daerwei.

Amount due to affiliate

A balance of $45,513, $3,972 and $20,156 is due to SZBFND, SHXXY and SHXG, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2014, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $3,227,632.

The Company’s operating activities used cash in the amount of $7,988,203, which was primarily attributable to the other receivables and deposits.

The Company’s investing activities used cash resources of $42,978, which was primarily attributable to the acquisition of property, plant and equipment and long-term investments.

The Company’s financing activities obtained cash resources of $7,959,599, which was primarily attributable to funds received from capital increase.

The potential cash needs for 2014 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan and Linyi.

Capital Resources

We currently have four bank loans payable, including an $1,300,369 (RMB8,000,000) loan and $11,379,229 (RMB70,000,000) loan. Both of the loans were due on March 1, 2015 and May 25, 2015, and can be extended automatically for another years and both have been extended for another year to 2016. Another two loan (RMB30,500,000) and (RMB75,000,000) , both were due on March 11, 2015 and have been extended for another year to 2016.

As of March 31, 2014, promissory notes in the principal amount of $15,198,449 were in default compared to promissory notes in the principal amount of $5,076,547 that were in default as of December 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

A.	Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

•	hiring additional personnel with sufficient knowledge and experience in U.S. GAAP; and
•	providing ongoing training course in U.S. GAAP to existing personnel, including our Chief Financial Officer and Financial Controller.

Since the first quarter of 2014, additional qualified accounting personnel have been hired and put into place to assist preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

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

C.	Changes in Internal Control over Financial Reporting

Since the first quarter of 2014, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

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

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2013.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description

31.1*	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1*	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

101*	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: January 13, 2016
By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: January 13, 2016
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

