Form 10-Q/A
period 2014-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2016-03-17
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 26, 2016–68,691,925 shares of Common Stock

EXPLANATORY NOTE

Sunrise Real Estate Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend and restate the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on January 13, 2016 (the “Original Filing Date”). This Amendment No. 1 is being filed to correct typographic errors and inaccurate information contained in the financial statements, including notes number 1, 9 to 12 and 18, and Results of Operations under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except as described above, no other changes have been made to the Quarterly Report. This Form 10-Q/A does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report, including any amendments to those filings.

2

FORM 10-Q/A

For the Quarter Ended March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$3,227,632	$3,503,510
Restricted cash (Note 3)	23,461	246,895
Accounts receivable	1,190,598	1,289,469
Promissory deposits (Note 4)	747,712	754,482
Real estate property under development (Note 5)	32,766,496	31,119,043
Amount due from an unconsolidated affiliate (Note 9)	2,211,185	3,086,185
Other receivables and deposits, net (Note 6)	8,558,308	204,557
Total current assets	48,725,392	40,204,141

Property and equipment, net (Note 7)	8,875,067	9,139,734
Investment properties, net (Note 8)	5,998,986	6,137,819
Deferred tax assets (Note 15)	679,423	469,400
Investment in an unconsolidated affiliate (Note 9)	5,480,505	5,642,909
Other investments	146,292	104,315
Total assets	$69,905,665	$61,698,318

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$18,448,985	$18,616,018
Current portion of long-term borrowings (Note 11)	7,964,760	8,036,871
Promissory notes payable (Note 12)	15,198,449	5,076,547
Accounts payable	748,125	489,582
Amounts due to directors (Note 13)	8,501,057	10,440,238
Amount due to an affiliate	69,641	-
Customer deposits	5,016,220	3,168,369
Other payables and accrued expenses (Note 14)	2,285,966	3,001,581
Other taxes payable	174,895	190,036
Dividends payables	355,924	-
Income taxes payable	135,093	190,152
Total current liabilities	58,899,115	49,209,394

Long term bank loan (Note 11)	3,413,469	3,444,374
Deferred government subsidy (Note 15)	5,392,535	5,441,360
Total liabilities	67,705,119	58,095,128

Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 28,691,925 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	286,919	286,919
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 17)	783,101	782,987
Accumulated losses	(15,410,688)	(14,668,376)
Accumulated other comprehensive income	120,242	172,214
Total deficit of Sunrise Real Estate Group, Inc.	(9,650,418)	(8,856,248)
Non-controlling interests	11,850,964	12,459,438
Total shareholders’ equity	2,200,546	3,603,190
Total liabilities and shareholders’ equity	$69,905,665	$61,698,318

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2014	2013

Net revenues	$2,721,154	$2,113,429
Cost of revenues	(1,321,918)	(1,163,939)
Gross profit	1,399,236	949,490

Operating expenses	(631,074)	(312,924)
General and administrative expenses	(833,640)	(1,051,759)
Operating loss	(65,478)	(415,193)

Other income (expenses)
Interest income	100,269	157,948
Interest expense	(830,759)	(915,147)
Other income, net	(12,926)	15,311

Total other expenses	(743,416)	(741,888)

Income (loss) before income taxes and equity in net loss of an unconsolidated affiliate	(808,894)	(1,157,081)

Income tax benefit (expense)	204,726	15,781
Equity in net gain (loss) of an unconsolidated affiliate, net of income taxes	(112,379)	(193,022)
Net loss	(716,547)	(1,334,322)
Less: Net income (loss) attributable to non-controlling interests	334,420	130,069
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(382,127)	$(1,204,253)

Loss per share – basic and fully diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding - Basic and fully diluted	28,691,925	28,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS(UNAUDITED)

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

As of March 31, 2014, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company		Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%		Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%		Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%		Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%		Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%		Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5	%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%		Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24	%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%		Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%		Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%		Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%		Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100	%***	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	55%		Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%		Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%		Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%		Equity investment	Investment management and consulting
Shanghai Daerweiei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%		Equity investment	Import and export trading

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
***	The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2014, the Company had a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of March 31, 2014 and December 31, 2013 are $1: RMB 6.1521 and $1: RMB 6.0969, respectively.

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

Depreciation and amortization expense for property and equipment amounted to$215,524 and $152,350 for the three months ended March 31, 2014 and 2013, respectively.

All properties as of March 31, 2014 and December 31, 2013 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2014	2013

Investment properties	$10,064,990	$10,156,116
Less: Accumulated depreciation	(4,066,004)	(4,018,297)
	$5,998,986	$6,137,819

Depreciation and amortization expense for investment properties amounted to$84,216 and $132,100 for the three months ended March 31, 2014 and 2013, respectively.

All investment properties as of March 31, 2014 and December 31, 2013 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

In 2011, the Company invested $4,697,686 to acquire a 49% equity interest in WHYYL to expand its operations to the real estate development business. WHYYL is developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. The Company has accounted for this investment using the equity method as the Company has the ability to exercise significant influence over their activities.

As of March 31, 2014, the investment in WHYYL was $5,480,505, which included its equity in the net loss of WHYYL, net of income taxes, totaling $229,345 as of March 31, 2014. The following table sets forth the financial information of WHYYL.

	Three Months ended March 31,
	2014	2013

Revenues	$-	$-

Net loss	$229,345	$393,922

	March 31,	December 31,
	2014	2013

Current assets	$57,329,182	$56,344,599
Non-current assets	853,887	794,446
Total assets	58,183,069	57,139,045

Current liabilities	46,997,800	45,581,987
Total equity	$11,185,269	$11,557,058

As of March 31, 2014 and December 31, 2013, the Company has a balance of $2,202,783 and $33,086,185 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the three months ended March 31, 2014 and 2013, the Company recorded interest income of $97,318 and $132,063 from WHYYL, respectively.

During the three months ended March 31, 2014 and 2013, the Company had no impairment loss for investment in an unconsolidated affiliate.

NOTE 10 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,300,369 (RMB 8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matured on March 1, 2014. As of March 31, 2014 and December 31, 2013, the outstanding balance of this loan was $1,300,369 (RMB 8, 000,000) and $1,312,142. This loan is renewed automatically every year. This loan will mature on March 1, 2015.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,819,151 (RMB 35,800,000) as of March 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the three months ended March 31, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $Nil (See Note 3), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. In September 2013, the Company paid $861,494 (RMB 5,300,000) to the bank. As of March 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $4,957,657 (RMB 30,500,000) and $5,002,543 (RMB 30,500,000), respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,190,959 (RMB 75,000,000) as of March 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for three months ended March 31, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period no longer than 36 months and are due no later than March 31, 2015. As of March 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $12,190,959 (RMB 75,000,000) and $12,301,332 (RMB 75,000,000), respectively, under this facility line of credit.

NOTE 11- LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $11,379,229 (RMB 70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC.

	March 31,	December 31,
	2014	2013

Outstanding borrowings	$11,378,229	$11,481,245
Less: Current portion of long term borrowings	7,965,760	8,036,871
	3,413,469	3,444,374

For the period ended March 31, 2014, total loan interest was approximately $404,212, which was capitalized in the development cost of the Linyi project.

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

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances, are promissory notes with outstanding principal and unpaid interest of an aggregate of $15,198,449 and $5,076,547 as of March 31, 2014 and December 31, 2013, respectively.

The promissory note with a principal of $3,783,681 bearing interest at a rate of 12% per annum, is unsecured and, is unsecured and had a maturity date of January 31, 2013 and is currently in default. The new terms of repayment had not been determined with the debtor and therefore have no fixed term of repayment. As of March 31, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $1,961,565 and $2,308,974, respectively.

The promissory note with a principal of $865,292 bearing interest at a rate of 15% per annum, is unsecured. . As of March 31, 2014 and December 31, 2013, the outstanding principal in default and unpaid interest related to this promissory note amounted to $1,193,077 and $1,252,276, respectively.

The promissory note with a principal of $816,313bearing interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2013 and December 31, 2012, the outstanding principal and unpaid interest related to this promissory note amounted to $1,076,924 and $1,056,342, respectively.

The promissory note with a principal of $1,625,461 bearing interest at a rate of 20% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $1,638,821.

The promissory note with a principal of $4,876,384bearing interest at a rate of 26.7% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $4,883,510.

The promissory note with a principal of $162,546 bearing interest at a rate of 20% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $162,813.

The promissory note with a principal of up to $1,324,751bearing interest at a rate of 36% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $674,566.

The promissory note with a principal of $3,250,922 bearing no interest, is unsecured and has no fixed term of repayment. As of March 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $3,250,922.

The promissory note with a principal of $300,000 bearing interest at a rate of 15% per annum, is unsecured and has no fixed terms of repayment. As of March 31, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $356,250 and $280,176.

At December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $178,779, which has been paid in the first quarter of 2014.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. . The Wuhan project was supposed to be transferred from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on December 31, 2014, but because of a dispute between the Company and HFCC, the transfer was delayed and is currently under court review. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We began Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2.

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

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2014, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agree to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2014, there are no lease commitments.

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

Interest income

The interest income in the first quarter of 2014 was $100,269, decreased by 37% from $157,948 in the same period in 2013. This decrease was mainly due to the decrease in lending to WHYYL.

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

The advances together with unpaid interest as of March 31, 2014 and December 31, 2013 were $8,501,057 and $10,440,238, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 36% per annum.

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

The Company’s financing activities obtained cash resources of $7,959,599, which was primarily attributable to funds received from promissory notes..

The potential cash needs for 2014 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan and Linyi.

Capital Resources

We currently have four bank loans payable, including an $1,300,369 (RMB 8,000,000) loan and$11,379,229 (RMB 70,000,000) loan. Both of the loans were due on March 1, 2015 and May 25, 2015, and can be extended automatically for another years and both have been extended for another year to 2016. Another two loan (RMB 30,500,000) and (RMB 75,000,000) , both were due on March 11, 2015 and have been extended for another year to 2016.

As of March 31, 2014, the Company had a working capital deficit of $10,173,723, an accumulated deficit from recurring net losses of $15,410,688 and short-term debt obligations of $50,182,892. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next 12 months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed, including advances from affiliates. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, there is no assurance that the Company will be able to obtain additional financing on acceptable terms and any financing that the Company does obtain will be sufficient to meet its needs in the long term. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations in the case of debt financing, or cause substantial dilution for our shareholders in the case of equity financing. If events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing or incurs significant unplanned cash outlays, the Company may be required to suspend operations or cease business entirely.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: March 17, 2016

By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: March 17, 2016

By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

