Form 10-Q
period 2014-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2016-03-17
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 26, 2016– 68,691,925 shares of Common Stock.

FORM 10-Q

For the Quarter Ended June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$2,167,437	$3,503,510
Restricted cash (Note 3)	23,464	246,895
Accounts receivable	1,145,849	1,289,469
Promissory deposits (Note 4)	747,627	754,482
Real estate property under development (Note 5)	35,368,142	31,119,043
Amount due from an affiliate (Note 9)	2,421,280	3,086,185
Other receivables and deposits (Note 6)	10,288,089
Total current assets	52,161,889	40,204,141

Property and equipment, net (Note 7)	8,722,911	9,139,734
Investment properties, net (Note 8)	5,903,517	6,137,819
Deferred tax assets	766,914	469,400
Investment in affiliates(Note 9)	5,362,799	5,642,909
Other investments, net of allowance for impairment loss	146,275	104,315
Total assets	$73,064,305	$61,698,318

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Short term borrowings (Note 12)	18,446,886	18,616,018
Current portion of long term borrowings (Note 13)	7,963,854	8,036,871
Promissory notes payable (Note 14)	17,767,609	5,076,547
Accounts payable	$638,352	$489,582
Amounts due to directors (Note 10)	10,196,003	10,440,238
Amount due to an affiliate	67,754	-
Customer deposits	5,959,411	3,168,369
Other payables and accrued expenses (Note 11)	5,176,196	3,001,581
Other taxes payable	207,849	190,036
Income taxes payable	123,473	190,152
Dividends payables	288,594	-
Total current liabilities	66,835,802	49,209,394

Long term bank loan (Note 13)	0	3,444,374
Deferred government subsidy (Note 15)	5,391,922	5,441,360
Total liabilities	72,227,723	58,095,128

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Continued)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2014	2013

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares authorized; 28,691,925 and 28,691,925 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	$286,919	$286,919
Additional paid-in capital	4,570,008	4,570,008
Statutory reserve (Note 16)	783,101	782,987
Accumulated losses	(16,574,585)	(14,668,376)
Accumulated other comprehensive income	122,037	172,214
Total deficit of Sunrise Real Estate Group, Inc.	(10,812,520)	(8,856,248)
Non-controlling interests	11,649,102	12,459,438
Total shareholders’ equity	836,582	3,603,190
Total liabilities and shareholders’ equity	$73,064,305	$61,698,318

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended 30 June,
	2014	2013	2014	2013

Net revenues	$1,481,098	$4,487,385	$4,202,251	$6,600,814
Cost of revenues	(929,877)	(1,216,265)	(2,251,795)	(2,380,204)
Gross income	551,221	3,271,120	1,950,456	4,220,610

Operating expenses	(313,745)	(372,891)	(944,818)	(685,815)
General and administrative expenses	(839,885)	(771,099)	(1,673,524)	(1,822,858)
Operating income (loss)	(602,409)	2,127,130	(667,887)	1,711,937
Other income (expenses)
Interest income	100,686	221,270	200,954	379,218
Interest expense	(835,184)	(957,045)	(1,665,943)	(1,872,192)
Other income (loss), net	224	932	(12,702)	16,243
Total other expenses	(734,275)	(734,843)	(1,477,691)	(1,476,731)

Income (Loss) before income taxes	(1,336,683)	1,392,287	(2,145,578)	235,206

Income tax benefit (expense)	88,536	(35,419)	293,263	(19,638)
Equity in net loss of unconsolidated affiliates, net of income taxes	(117,071)	(79,765)	(229,450)	(272,787)

Net loss	(1,365,219)	1,277,103	(2,081,766)	(57,219)
Less: Net income (loss) attributable to non-controlling interests	200,125	(54,716)	534,544	75,353
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,165,094)	$1,222,387	$(1,547,221)	$18,134
Loss per share – basic and fully diluted	$(0.04)	$(0.04)	$(0.06)	(0.00)

Weighted average common shares outstanding
- Basic and fully diluted	28,691,925	28,691,925	28,691,925	28,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended 30 June,
	2014	2013	2014	2013

Net loss	(1,365,219)	1,277,103	(2,081,766)	(57,219)
Other comprehensive income (loss)
- Foreign currency translation adjustment	58	120,915	(325,969)	147,781
Total comprehensive loss	(1,365,161)	1,398,018	(2,407,735)	90,562

Less: Comprehensive income attributable to non-controlling interests	201,861	(244,638)	810,336	$(145,886)
Total comprehensive income attributable to shareholders of Sunrise Real Estate Group, Inc.	(1,163,300)	1,153,380	(1,597,399)	(55,324)
Total comprehensive income attributable to shareholders of Sunrise Real Estate Group, Inc.	(1,163,300)	1,153,380	(1,597,399)	(55,324)

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net Loss	$(2,081,766)	$(57,219)

Adjustments to reconcile net loss to net cash used in operating activities
Loss on disposal of property, plant and equipment	14,092	326
Depreciation and amortization	559,113	559,088
Bad debts	(1,454)	-
Equity in net loss of an unconsolidated affiliate	229,450	193,022
Changes in operating assets and liabilities
Accounts receivable	132,255	896,835
Promissory deposits	-	309,786
Real estate property under development	(4,543,862)	(4,869,856)
Customer deposits	2,827,318	-
Amount due from unconsolidated affiliates	(638,558)	-
Other receivables and deposits	(10,110,726)	(158,281)
Deferred tax assets	(302,582)	(42,592)
Accounts payable	153,626	(126,917)
Amount due to an affiliate	67,754
Other payables and accrued expenses	2,207,734	(2,269,731)
Interest payable on promissory notes	689,447	59,694
Interest payable on amounts due to directors	563,742	444,313
Other taxes payable	19,591	(14,840)
Income taxes payable	(65,124)	(103,635)
Deposits received from underwriting sales	-	(834,411)
Net cash used in operating activities	(9,002,834)	(6,014,418)

Cash flows from investing activities
Advances to an unconsolidated affiliate, net	-	(2,841,709)
Acquisition of property and equipment	(56,537)	(7,431)
Acquisition of equity investment	-	(138,450)

Net cash used in investing activities	(56,537)	(2,987,590)

Cash flows from financing activities
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	40,128
Bank loan repayments	(5,093,421)	-
Restricted cash	221,776	-
New bank loans	1,666,600	12,638,824
Advances from directors	1,722,177	8,179,198
Repayments of advances from directors	(2,530,154)	(6,161,859)
Proceeds from new promissory notes	12,726,428	963,066
Repayment of promissory notes	(724,811)	(1,765,621)
Dividend paid to non-controlling interests	(69,544)	(144,460)
Net cash provided by financing activities	7,919,051	13,749,276

Effect of exchange rate changes on cash and cash equivalents	(195,753)	69,028

Net decrease in cash and cash equivalents	(1,336,072)	4,816,296
Cash and cash equivalents at beginning of period	3,503,510	934,123
Cash and cash equivalents at end of period	$2,167,438	$5,750,419

Supplemental disclosure of cash flow information
Income taxes paid	$75,898	$164,827
Interest paid	2,059,320	1,510,076

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

As of June 30, 2014, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou GaoFengHui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan GaoFengHui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
LinyiRui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%[3]	Subsidiary	Investment holding
PutianXinJi Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	55%	Subsidiary	Property brokerage services

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[4]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real Estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Daerwei Commercial Company, Ltd.	June 6, 2013	PRC	30%	Equity Investment	Import and export trading

1.	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
2.	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
3.	The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY.
4.	On January28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding a 60% equity interest in SHXYJB.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2014 and the results of operations for the three months and six months ended June 30, 2014 and 2013, and the cash flows for the six months ended June 30, 2014 and 2013. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Investments in business entities, in which the Company does not have control but has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method.

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2014, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of June 30, 2014 and December 31, 2013 are $1: RMB 6.1528 and $1: RMB 6.0969 respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transaction must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rate used in translation.

Major Customers

There were no customers that accounted for more than 10% or our net revenues during the six months ended June 30, 2014, and there was one customer that accounted for 29%of our net revenues, during the six months ended June 30, 2013. There were no accounts receivable from these customers as of June 30, 2014 and December 31, 2013.

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

For the three months and six months ended June 30, 2014 and 2013, the Company had not recognized any impairment for real estate property under development.

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

The Company has received refundable government subsidy of $5,391,922as of June 30, 2014. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of June 30, 2014 and December 31, 2013, the Company held cash deposits of $23,464 and $246,895 respectively, as security for its bank loans (see Note 12). These balances are subject to withdrawal restrictions and are not covered by insurance.

NOTE ~~4~~- PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances are unsecured, interest free and recoverable on completion of the respective projects.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located in the Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the 2012 fiscal year.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu Project, which is located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

As of June 30, 2014, land use rights included in real estate property under development totaled $35,368,142.

Real estate property under development as of June 30, 2014 has been pledged as collateral for the Company’s bank loans (See Note 13).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2014	2013

Advances to staff	$13,110	40,477
Rental deposits	134,576	44,154
Prepaid expenses	60,949	-
Prepaid tax	352,244	-
GuangXinlu Project	9,515,716	-
Other receivables	211,493	269,144
	$10,288,089	$204,557

Other receivables and deposits as of June 30, 2014 and December 31, 2013 are stated net of allowance for doubtful accounts of $109,223 and $99,437, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2014	2013

Furniture and fixtures	$249,580	$423,461
Computer and office equipment	279,674	293,100
Motor vehicles	747,570	878,732
Properties	9,794,262	9,657,427
	11,071,086	11,252,720
Less: Accumulated depreciation	(2,348,175)	(2,112,986)
	$8,722,911	$9,139,734

Depreciation and amortization expense for property and equipment amounted to$380,100 and $286,372 for the six months ended June 30, 2014 and 2013, respectively.

All properties as of June 30, 2014 and December 31, 2013were pledged as collateral for the Company’s bank loans (See Note 12).

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2014	2013

Investment properties	$10,063,845	$10,156,116
Less: Accumulated depreciation	(4,160,328)	(4,018,297)
	$5,903,517	$6,137,819

Depreciation and amortization expense for investment properties amounted to$179,013and $272,716 for the six months ended June 30, 2014 and 2013, respectively.

All investment properties as of June 30, 2014 and December 31, 2013were pledged as collateral for the Company’s bank loans (See Note12).

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

As of June 30, 2014, the net investment in WHYYL was $5,362,799 which included its equity in net loss of WHYYL, net of income taxes, totaling $468,266 as of June 30, 2014. The Company’s equity in net loss of the unconsolidated affiliate, net of income taxes, during the three months ended June 30, 2014 and 2013 amounted to $117,071 and $79,765, respectively; and during the six months ended June 30, 2014 and 2013 amounted to $229,450 and $272,787, respectively.

The following table sets forth the financial information of WHYYL.

	Three Months Ended June 30,		Six Months Ended 30 June,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Net loss	238,921	162,786	468,266	556,708

	June 30,	December 31,
	2014	2013

Current assets	$62,012,718	$56,344,599
Non-current assets	876,735	794,446
Total assets	62,889,453	57,139,045

Current liabilities	51,944,402	45,581,987
Total equity	$11,003,357	$11,557,058

As of June 30, 2014 and December 31, 2013, the Company has a balance of $2,416,836 and $3,086,185 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. The Company recorded interest income from WHYYL of $97,838 and $195,156, respectively, for the three months and six months ended June 30, 2014. There was no interest income from WHYYL during 2013.

During the three months and six months ended June 30, 2014 and 2013, the Company had no impairment loss for investment in an unconsolidated affiliate.

NOTE 10– AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2014	2013

Lin Chi-Jung	$10,148,221	$10,398,904
Lin Hsin-Hung	47,782	1,484
Lin Chao-Chin	-	39,850
	$10,196,003	$10,440,238

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2014 and December 31, 2013 were $10,148,221 and $10,398,904, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

The interest expenses on amounts due to directors amounted to $434,145 and $396,612 for the three months ended June 30, 2014 and 2013; and $930,400 and $741,179, respectively, for the six months ended June 30, 2014 and 2013.

NOTE 11- OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2014	2013

Accrued staff commission and bonus	$475,853	$1,058,882
Rental deposits received	527,806	687,700
Customer deposits	87,698	151,243
GuangXinLu Project	3,029,546	-
Accrued expenses	-	597,453
Other payables	1,055,293	506,303
	$5,176,196	$3,001,581

Other payables amount of $1,055,293 including payables to Nanjing Longchang, Xu Zhiling, Huiying, Mclaughlin & Stern, LLP, amount of $455,077, $162,527, $109,040 and $58,831, respectively.

NOTE 12 – BANK LOANS

In January 2014, the Company obtained a bank loan of $1,300,221 (RMB 8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matured on March 1, 2014. This loan is renewed automatically every year. This loan will mature on March 1, 2015. As of June 30, 2014, the outstanding balance of this loan was $1,300,221. As of December 31, 2013, the outstanding balance of this loan was $1,312,143.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $4,957,093 (RMB 30,500,000) as of June 30, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the six months ended June 30, 2014 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period no longer than 12 months and are due no later than March 31, 2015. As of June 30, 2014 and December 31, 2013, the Company had outstanding loan balances of $4,957,093 (RMB 30,500,000) and $5,002,543 (RMB 30,500,000), respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,189,572 (RMB 75,000,000) as of June 30, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the six months ended June 30, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period no longer than 36 months and are due no later than March 31, 2015. As of June 30, 2014 and December 31, 2013, the Company had outstanding loan balances of $12,189,572 (RMB 75,000,000) and $12,301,332 (RMB 75,000,000), respectively, under this facility line of credit.

NOTE 13- CURRENT PORTION OF LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $11,379,229 (RMB 70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC.

	June 30,	December 31,
	2014	2013

Outstanding borrowings	$7,963,854	$11,481,245
Less: Current portion of long term borrowings	7,963,854	8,036,871
	0	3,444,374

For the period ended June 30, 2014, total loan interest was approximately $812,822, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $34,035,913 as of June 30, 2014. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds, which will be classified as restricted cash, the cash restricted in relation to the borrowings from China CITIC Bank was $23,464 (2013: $246,895). In May 2014, the Company paid $3,413,080(RMB 21,000,000) to the bank. As of June 30, 2014, the Company had outstanding loan balance of $7,963,854 (RMB 49,000,000) under this facility line of credit.

NOTE 14 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties.

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with an aggregate outstanding principal and unpaid interest are $17,767,609 and $5,076,547 as of June 30, 2014 and December 31, 2013, respectively.

The promissory note with an outstanding principal of $1,963,164 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013 and the new terms of repayment had not been determined with the debtor and therefore has no fixed term of repayment As of June 30, 2014 and December 31, 2013, the outstanding principal in default and unpaid interest related to this promissory note amounted to $1,980,600 and $2,308,974, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal of $812,638 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $1,174,574 and $1,252,276, respectively.

The promissory note with a principal of $812,638 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $1,107,192 and $1,056,342, respectively.

The promissory note with a principal of $1,625,276bears an interest rate of 20% per annum is unsecured and has no fixed term of repayment. As of June 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $1,719,676.

The promissory note with a principal and unpaid interest of $4,875,829 as of June 30, 2014 bears interest at the rate of 26.7% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $5,207,160.

The promissory note with a principal and unpaid interest of $162,528 as of June 30, 2014 bears interest at the rate of 20% per annum is unsecured and has no fixed term of repayment. As of June 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $170,899.

The promissory note with a principal and unpaid interest of $2,299,766 as of June 30, 2014 bears interest at the rate of rate of 36% per annum is unsecured and has no fixed term of repayment. As of June 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $1,974,711.

The promissory note with a principal and unpaid interest of $812,638 as of June 30, 2014 bears interest at the rate of 15% per annum is unsecured and has no fixed term of repayment. As of June 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $825,997.

The promissory note with a principal of $3,250,922 bears no interest, is unsecured and has no fixed terms of repayment. As of June 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $3,250,922.

The promissory note with a principal of $300,000 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $356,250 and $280,176, respectively.

The outstanding principal and unpaid interest related to a promissory note of $178,779 at December 31, 2013 was paid in the first quarter of 2014.

The interest expense on promissory notes amounted to $636,930 and $174,821 for the three months ended June 30, 2014 and 2013; and $814,342 and $405,986, respectively, for the six months ended June 30, 2014 and 2013.

NOTE 15 – DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidies received as of June 30, 2014 and December 31, 2013 were $5,391,922 and $5,441,360, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in the condensed consolidated balance sheets.

NOTE 16– STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2014 and December 31, 2013, the Company’s statutory reserve funds were $783,101 and$782,987, respectively.

NOTE 17- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases were $55,510 and $95,522 for the three months ended June 30, 2014 and 2013, respectively; and $120,785 and $95,522 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, the Company had the following operating lease obligations falling due.

Amount

Within one year	$73,139
Two to five years	6,800
$79,939

NOTE 18- SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, loss from operations and net loss. The following tables show the operations of the Company's operating segments:

	Three Months Ended June 30, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	1,481,098	$-	$-	$1,481,098
Cost of revenues	(929,877)	-	-	(929,877)
Gross income	551,221	-	-	551,221

Operating expenses	(220,655)	(93,090)	-	(313,745)
General and administrative expenses	(640,757)	(117,530)	(81,598)	(839,885)
Operating profit(loss)	(310,191)	(210,620)	(81,598)	(602,409)

Other income (expenses)
Interest income	100,372	314	-	100,686
Interest expense	(823,935)	2,775	(11,250)	(835,184)
Other income, Net	(2,551)	2,775	-	224
Total other (expenses) income	(726,113)	3,088	(11,250)	(734,275)

Income (loss) before income tax	(1,036,304)	(207,532)	(92,848)	(1,336,683)

Income tax expense	79,724	8,812	-	88,536
Equity in net loss of an affiliate of income taxes	(117,071)	-	-	(117,071)
Net income (loss)	$1,073,652	$(198,719)	$(92,848)	$(1,365,219)

	Three Months Ended June 30, 2013
	Property Brokerage Services	Real Estate Development	Corporate	Total
Net revenues	4,487,385	$-	$-	$4,487,385
Cost of revenues	(1,216,265)	-	-	(1,216,265)
Gross income	3,271,120	-	-	3,271,120

Operating expenses	(321,058)	(51,833)	-	(372,891)
General and administrative expenses	(667,226)	(81,233)	(22,640)	(771,099)
Operating profit(loss)	2,282,836	(133,066)	(22,640)	2,127,130

Other income (expenses)
Interest income	195,423	25,847	-	221,270
Interest expense	(955,030)	-	(2,015)	(957,045)
Other income, Net	932	-	-	932
Total other (expenses) income	(758,675)	25,847	(2,015)	(734,843)

Income (loss) before income tax	1,524,161	(107,219)	(24,655)	1,392,287

Income tax expense	(35,419)	-	-	(35,419)
Equity in net loss of an affiliate of income taxes	-	(79,765)	-	(79,765)
Net income (loss)	$1,488,742	$(186,984)	$(24,655)	$1,277,103

	Six Months Ended June 30, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	4,202,251	$-	$-	$4,202,251
Cost of revenues	(2,251,795)	-	-	(2,251,795)
Gross income	1,950,456	-	-	1,950,456

Operating expenses	(496,233)	(448,585)	-	(944,818)
General and administrative expenses	(1,303,768)	(253,589)	(116,168)	(1,673,524)
Operating income(loss)	150,456	(702,174)	(116,168)	(667,887)

Other income (expenses)
Interest income	200,076	878	-	200,954
Interest expense	(1,643,443)	-	(22,500)	(1,665,943)
Other income, Net	(14,967)	2,264	-	(12,702)
Total other (expenses) income	(1,458,334)	3,142	(22,500)	(1,477,691)

Profit/ (loss) before income taxes	(1,307,878)	(699,032)	(138,668)	(2,145,578)

Income tax (expense) benefit	168,932	130,034	(5,704)	293,263
Equity in net loss of unconsolidated affiliate	(229,450)	-	-	(229,450)
Net loss	$(1,368,396)	$(568,998)	$(144,372)	$(2,081,766)

	Six Months Ended June 30, 2013
	Property Brokerage Services	Real Estate	Corporate	Total
Net revenues	$6,600,814	$-	$-	$6,600,814
Cost of revenues	(2,380,204)	-	-	(2,380,204)
Gross income	4,220,610	-	-	4,220,610

Operating expenses	(622,491)	(63,324)	-	(685,815)
General and administrative expenses	(1,478,540)	(153,669)	(190,650)	(1,822,858)
Operating income (loss)	2,119,579	(216,993)	(190,650)	1,711,937

Other income (expenses)
Interest income	329,382	49,836	-	379,218
Interest expense	(1,845,661)	-	(26,531)	(1,872,192)
Other income, Net	16,243	-	-	16,243
Total other (expenses) income	(1,500,036)	49,836	(26,531)	(1,476,732)

Profit/ (loss) before income taxes	619,543	(167,157)	(217,181)	235,205

Income tax (expense) benefit	(35,419)	15,781	-	(19,638)
Equity in net loss of an affiliate of income taxes	(79,765)	(193,022)	-	(272,787)
Net income/ (loss)	$504,359	$(344,398)	$(217,181)	$(57,220)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of June 30, 2014
Real estate property under development	$-	$35,368,142	$-	$35,368,142
Total assets	35,618,357	37,430,892	15,056	73,064,305

As of December 31, 2013
Real estate property under development	$-	$31,119,043	$-	$31,119,043
Total assets	19,282,576	42,400,822	14,921	61,698,318

NOTE 19 - SUBSEQUENT EVENTS

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou GaoFengHui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou XinJi Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan GaoFengHui Consultation Company Ltd. (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai RuiJian Design Company, Ltd., (“SHRJ”), Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”), and its equity investment in an affiliate, namely Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

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

In January 2012, we established Linyi Shang Yang Real Estate Development (“LYSY”) in which we have a 24% ownership. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and to date have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however there are no assurances we will be able to obtain future financings.

In March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has got the right to develop the Guangxinglu Project, which is located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

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

In February 2013, the FASB issued ASU 2013-12, Topic 220 - Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 changes the presentation requirements of significant reclassifications out of accumulated other comprehensive income in their entirety and their corresponding effect on net income. For other significant amounts that are not required to be reclassified in their entirety, the standard requires the company to cross-reference to related footnote disclosures. ASU 2013-02 became effective for the Company for fiscal years starting from January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

For the three months and six months ended June 30, 2014 and 2013, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months and six months ended June 30, 2014 and 2013.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months and six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, the Company received refundable government subsidies of $5,391,922. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy in the condensed consolidated balance sheets.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the three months and six months ended June 30, 2014 with comparisons to the three months and six months ended June 30, 2013.

Net Revenues

The following table shows the net revenues detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	% to total	2013	% to total	% change	2014	% to total	2013	% to total	% change
Agency sales	826,641	56	3,467,371	77	(76)	2,497,516	59	4,421,301	67	(44)
Property management	654,456	44	649,689	15	1	1,704,735	41	1,089,248	17	57
Underwriting sales	-	0	370,305	8	(100)	-	0	1,090,265	17	(100)
Net revenues	1,481,097	100	4,487,365	100	(67)	4,202,251	100.00	6,600,814	100.00	(36)

The net revenue in the second quarter of 2014 was $1,481,097, which decreased 67% from $4,487,365 in the second quarter of 2013. The net revenues of the first two quarters of 2014 were$4,202,251, which decreased 36% from $6,600,814 of the first two quarters of 2013. In the second quarter of 2014, agency sales represented 56% of our net revenues, property management represented 44%, and underwriting sales represented 0%. In the first two quarters of 2014, agency sales represented 59% of our net revenues property management represented 41%, and underwriting sales represented 0%. The decrease in net revenue was due to the decrease in agency sales projects as well as the revenue from property management.

Agency sales

In the second quarter and first two quarters of 2014, 56% and 59%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2013, net revenue of agency sales decreased 76% and 44%, respectively, in the second quarter and the first two quarters of 2013. The primary reason was that there were less sales agency projects that were completed during the second quarter of 2014, which contributed to the decrease in our agency sales revenue.

Because of our diverse market locations, the risk of market fluctuations has reduced our business operations in agency sales in 2014, and we are seeking stable growth in our agency sales business in 2014. However, there can be no assurance that we will be able to do so.

Property management

In 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. Regarding the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.The leasing period started in the second quarter, of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period.

As of 2014 the sub-leasing program is complete and there are no more subleasing obligations.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”). The deposit method has been used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. As of 2014 there was no more underwriting obligation.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	% to total	2013	% to total	% change	2014	% to total	2013	% to total	% change
Agency sales	534,418	57	666,401	55	(20)	1,204,714	54	1,205,204	50	0
Property management	395,459	43	459,573	38	(14)	1,047,081	46	920,383	39	14
Underwriting sales	0	0	90,291	7	(100)	0	0	254,617	11	(100)
Cost of revenues	929,877	100.00	1,216,265	100	(24)	2,251,795	100.00	2,380,204	100	(5)

The cost of revenues of the second quarter of 2014 was $929,877, which decreased 24% from $1,216,265 during the second quarter of 2013. The cost of revenues of the first two quarters of 2014 was $2,251,795, which decreased 5% from $2,380,204 during the first two quarters of 2013. In the second quarter of 2014 agency sales represented 57% of our cost of revenues, property management represented 43%, and underwriting sales represented 0%. In the first two quarters of 2014, agency sales represented 54% of our cost of revenues, property management represented 46%, and underwriting sales represented 0%. The increase in cost of revenue in the second quarter and first two quarters of 2014 was mainly due to the increase in the cost of revenue for our agency sales and property management.

Agency sales

As compared with similar periods in 2013, cost of revenue of agency sales decreased 20% in the second quarter of 2014 and almost no change for the first two quarters of 2014 and 2013, respectively.=The decrease was due to less commission paid resulting from the decrease in agency sales.

Property management

The cost of revenue from property management of the second quarter of 2014 was $395,459, which decreased 14% from $459,573 for the second quarter of 2013. The cost of revenue of the first two quarters of 2014 was $1,047,081, which increased 14% from $920,383 during the first two quarters of 2013. This decrease in cost was an overall cost saving in marketing, promotion and minor staff costs.

Underwriting sales

We had no underwriting cost for the six months ended June 30, 2014 as the underwriting operation has been terminated.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2014	% to total	2013	% to total	% change	2014	% to total	2013	% to total	% change
Agency sales	192,598	61	304,081	92	(37)	452,485	48	583,488	85	(22)
Property management	28,057	9	16,977	8	65	43,748	5	39,003	6	12
Real estate development	93,090	30	51,833	0	80	448,585	47	63,324	9	608
Operating expenses	313,745	100	372,891	100	(16)	944,818	100	685,815	100	38

The operating expenses for the second quarter of 2014 were $313,745, which decreased 16% from $372,891 for the same period in 2013. The total operating expenses for the first two quarters of 2014 were $944,818, which increased 38% from $685,815 for the same period in 2013. In the second quarter of 2014, agency sales represented 61% of the total operating expenses, property management represented 9%, and real estate development represented 30%. In the first two quarters of 2014, agency sales represented 48% of the total operating expenses, property management represented 5%, and real estate development represented 47%. The increase in the overall operating expense was due to the increase in real estate development for the second quarter and the first two quarters of 2014.

Agency sales

Compared to the same periods in 2013, the operating expenses for agency sales in the second quarter and the first two quarters of 2014 decreased by 37% and 22%, respectively. The reason for the decrease was less sales activity and therefore less expenses such as travel and marketing expenses.

Property management

Compared to same periods in 2013, the operating expenses for property management in the second quarter and first two quarters of 2014 increased by 65% and 12%, respectively. This increase was due to the increase in new personnel expenses.

Real estate development

The Company commenced the construction of its real estate development project in mid-2012. During the second quarter and the first two quarters of 2014, the Company’s real estate development operation incurred operating expenses of $93,090 and $448,585 respectively.

General and Administrative Expenses

General and administrative expenses increased in the second quarter and first two quarters in 2014 by 9% and decreased by 8%, respectively, as compared to the same periods in 2013. This increase was due to staff expenditure expenses.

Operating Income (Loss)

In the second quarter and first two quarters of 2014, the Company had an operating loss of $602,409 and $667,887, respectively, as compared to our operating income of $2,127,130 and $1,711,937, respectively, in the similar periods in 2013. The reason for the loss for the same periods in 2014 is due to the decrease in revenues from all our operations.

Interest Income

Interest income decreased to $100,686 in the second quarter of 2014 from $221,270 in the same period of 2013, and decreased to $200,954 in the first two quarters of 2014 from $379,218 during the same period in 2013. The decrease was mainly due to the decrease of interest income from WHYYL, which had got a bank loan carried lower interest rates and borrowing from the Company had been repaid a lot.

Interest Expense

Interest expenses in the second quarter and first two quarters of 2014 were $835,184 and $1,665,943, respectively, which decreased from $957,054 and $1,872,192 for the similar periods in 2013. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to the capitalized interest expenses of Linyi project.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, our principal sources of cash were revenues from our agency sales and property management business, new bank loan and promissory notes, and advances from directors. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans, promissory notes and advances from directors.

We ended the period with a cash position of $2,167,437.

Net cash used in operating activities

Net cash used in the Company’s operating activities for the six months ended June 30, 2014 was $9,002,834, representing an increase of $2,988,416 as compared to the cash used in operating activities for the six months ended June 30, 2013. The increase was primarily attributable to the increase in other receivables and deposits of $9,952,445 in the six months ended June 30, 2014 as compared to the same period in 2013.

Net cash used by investing activities

Net cash used in the Company’s investing activities for the six months ended June 30, 2014 was $56,537, representing a decrease of $2,931,053 as compared to cash used in investing activities of $2,987,590 for the same period in 2013. The decrease was primarily due to the advances from an unconsolidated affiliate of $2,841,709 and the payment to acquire equity interest of $138,450 during the six months ended June 30, 2013.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $7,919,051, representing a decrease of $5,830,225 from the same period in 2013. The reason was during the six months ended June 30, 2014, and the Company paid the bank loan of $5,093,421

Indebtedness

The company’s indebtedness is described under “Note 10- Amounts due to directors”, “Note 12- Bank Loans”, “Note 14- Promissory Notes Payable, and “Note 13- Current portion of long term borrowings” to the Company’s accompanying unaudited condensed consolidated financial statements in Item 1 of Part I.

Promissory Notes as of June 30, 2014, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $17,767,609 bearing interest at rates varying from 12% to 22%. The interest expense on promissory notes amounted to $636,930 and $174,821 for the three months ended June 30, 2014 and 2013; and $814,342 and $405,986, respectively, for the six months ended June 30, 2014 and 2013.

Bank Loans - In January 2014, the Company obtained a bank loan of $1,300,221 (RMB 8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on March 1, 2015. As of June 30, 2014, the outstanding balance of this loan was $1,300,221.

As of June 30, 2014, the Company had outstanding bank loans totaling $18,446,886 bearing interest at rates ranging from 7.56% to 14.20% per annum. Interest expenses amounted to $385,696 and $178,815 for the three months ended June 30, 2014 and 2013, respectively; and $725,027 and $352,022 for the six months ended June 30, 2014 and 2013, respectively.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At June 30, 2014, the Company had borrowings together with unpaid interest expense of $10,863,306 from officers and directors, including $10,815,524 from Lin Chi-Jung, our Chief Executive Officer, President and Chairman.

The interest expense on amounts due to directors amounted to $396,612 and $242,022 for the three months ended June 30, 2014 and 2013; and $741,179 and $487,048, respectively, for the six months ended June 30, 2014 and 2013.

Capital resources

The cash needs for 2014 will be for the repayments of our bank loans, promissory notes and advances from directors and funds required to finance promissory deposits for various future property projects as well as our real estate development projects in Wuhan and Linyi.

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

As of June 30, 2014, the Company had a working capital deficit of $14,673,913, an accumulated deficit from recurring net losses of $16,574,585 and short-term debt obligations of $54,442,106. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

During the six months ended June 30, 2014, additional qualified accounting personnel have been hired and put into place to assist in preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

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

C.	Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2014, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

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