Form 10-Q
period 2014-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2016-03-17
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 25, 2016 – 68,691,925 shares of Common Stock

FORM 10-Q

 For the Quarter Ended September 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$5,572,332	$3,503,510
Restricted cash (Note 3)	37,332	246,895
Accounts receivable, net of allowance for doubtful accounts of	1,542,109	1,289,469
Promissory deposits (Note 4)	747,664	754,482
Real estate property under development (Note 5)	38,451,340	31,119,043
Amounts due from unconsolidated affiliates (Note 9)	2,602,941	3,086,185
Other receivables and deposits, net of allowance for doubtful (Note 6)	19,163,577	204,557
Total current assets	68,117,294	40,204,141

Property and equipment, net (Note 7)	8,591,816	9,139,734
Investment properties, net (Note 8)	5,809,014	6,137,819
Deferred tax assets	789,811	469,400
Investments in unconsolidated affiliates (Note 9)	5,252,692	5,642,909
Other investments	498,984	104,315
Total assets	$89,059,611	$61,698,318

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 12)	$18,447,785	$18,616,018
Current portion of long term bank loan (Note 13)	7,964,242	8,036,871
Promissory notes payable (Note 14)	14,645,308	5,076,547
Accounts payable	722,677	489,582
Amounts due to directors (Note 10)	9,889,422	10,440,238
Amount due to an affiliate (Note 15)	16,770,405	-
Customer deposits	9,262,696	3,168,369
Other payables and accrued expenses (Note 11)	3,481,817	3,001,581
Other taxes payable	194,992	190,036
Income taxes payable	120,260	190,152
Dividends payables	288,608	-
Total current liabilities	81,788,212	49,209,394

Long term bank loan	-	3,444,374
Deferred government subsidy	5,392,185	5,441,360
Total liabilities	87,180,397	58,095,128

Commitments and contingencies (Note 17)

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Continued)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2014	2013

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares
authorized; 48,691,925 and 28,691,925 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively	$486,919	$286,919
Additional paid-in capital	6,070,008	4,570,008
Statutory reserve (Note 16)	783,101	782,987
Accumulated losses	(17,150,812)	(14,668,376)
Accumulated other comprehensive income	120,166	172,214
Total deficit of Sunrise Real Estate Group, Inc.	(9,690,618)	(8,856,248)
Non-controlling interests	11,569,832	12,459,438
Total shareholders’ equity	1,879,214	3,603,190
Total liabilities and shareholders’ equity	$89,059,611	$61,698,318

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$2,568,886	$2,673,046	$6,771,137	$9,273,860
Cost of revenues	(862,626)	(1,264,443)	(3,114,421)	(3,644,647)
Gross income	1,706,261	1,408,603	3,656,717	5,629,213

Operating expenses	(575,617)	(451,132)	(1,520,435)	(1,136,947)
General and administrative expenses	(797,976)	(870,165)	(2,471,501)	(2,693,023)
Operating income (loss)	332,667	87,306	(335,219)	1,799,243

Other income (expenses)
Interest income	70,490	196,741	271,445	575,959
Interest expense, net of amount	(989,540)	(1,146,811)	(2,655,483)	(3,019,003)
Other income, net	14,844	2,238	2,141	18,481
Total other expenses	(904,206)	(947,832)	(2,381,897)	(2,424,563)

Loss before income taxes and equity in net losses of unconsolidated affiliates	(571,538)	(860,526)	(2,717,116)	(625,320)

Income tax expense (benefit)	25,749	78,987	319,012	59,349
Equity in losses of unconsolidated affiliates, net of income taxes	(110,241)	(184,889)	(339,691)	(457,676)

Net loss	(656,030)	(966,428)	(2,737,796)	(1,023,647)

Less: Net loss attributable to non-controlling interests	79,296	70,038	613,840	145,391

Net loss attributable to Shareholders of Sunrise Real Estate Group, Inc.	$(576,734)	$(896,390)	$(2,123,956)	$(878,256)

Loss per share – basic and fully diluted	$(0.04)	$(0.03)	$(0.07)	$(0.03)

Weighted average common shares Outstanding
- Basic and fully diluted	31,329,288	28,691,925	31,329,288	28,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(656,030)	$(966,428)	$(2,737,796)	$(1,023,647)

Other comprehensive income (loss)

- Foreign currency translation Adjustment	(1,845)	49,195	(327,814)	196,976

Total comprehensive loss	(657,875)	(917,233)	(3,065,610)	(826,671)

Less: Comprehensive loss (income) attributable to non-controlling Interests	79,270	5,210	889,606	(140,676)

Total comprehensive loss attributable to Shareholders of Sunrise Real Estate Group, Inc.	$(578,605)	$(912,023)	$(2,176,004)	$(967,347)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,737,796)	$(1,023,647)

Adjustments to reconcile net loss to net cash used in operating activities
(Gain) loss on disposal of property, plant and equipment	14,309	(66)
Depreciation and amortization	819,134	829,257
Allowance for doubtful accounts	-	106,601
Bad debts	(1,453)
Equity in net losses of unconsolidated affiliates	339,691	457,676
Changes in operating assets and liabilities
Accounts receivable	(264,659)	910,215
Promissory deposits	-	311,161
Real estate property under development	(7,624,053)	(8,880,528)
Receipts in advance	6,131,431	-
Amount due from unconsolidated affiliates	456,436
Other receivables and deposits	(18,985,647)	(159,060)
Deferred tax assets	(325,103)	(85,353)
Accounts payable	237,848	(265,211)
Amount due to an affiliate	16,679,223	-
Other payables and accrued expenses	508,063	(2,241,549)
Interest payable on promissory notes	1,441,457	187,803
Interest payable on amounts due to directors	804,142	900,705
Other taxes payable	6,683	(69,841)
Income taxes payable	(68,268)	(145,598)
Deposits received from underwriting sales	-	(1,329,693)
Net cash used in operating activities	(2,568,562)	(10,497,128)

Cash flows from investing activities
Capital injection to unconsolidated affiliates	-	(2,418,004)
Advances to unconsolidated affiliates	(452)	(1,482,573)
Repayments of advances to unconsolidated affiliates	114,384	2,132,984
Acquisition of property and equipment	(90,805)	(170,876)
Acquisition of equity investment	(317,383)	-
Net cash used in investing activities	(294,256)	(1,938,469)

Cash flows from financing activities
Funds received from capital increase	1,700,000	-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	40,128
New bank loans	1,662,453	12,575,416
Bank loan repayments	(5,085,150)	(854,483)
Advances from directors	1,737,909	9,778,402
Repayments of advances from directors	(3,092,868)	(7,099,757)
Proceeds from new promissory notes	8,932,134	1,128,562
Repayment of promissory notes	(804,830)	(2,579,572)
Restricted cash	207,619	120,262
Dividend paid to non-controlling interests	(69,459)	(145,101)
Net cash provided by financing activities	5,187,808	12,963,857

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2014	2013

Effect of exchange rate changes on cash and cash equivalents	(256,167)	127,775

Net increase (decrease) in cash and cash equivalents	2,068,823	656,035
Cash and cash equivalents at beginning of period	3,503,510	934,123
Cash and cash equivalents at end of period	$5,572,333	$1,590,158

Supplemental disclosure of cash flow information
Income taxes paid	$115,491	$170,560
Interest paid	2,729,565	2,320,233

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. “SRRE” was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE together with its subsidiaries and equity investments described below is collectively referred to as “the Company”, “our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services, and real estate development in the People’s Republic of China (the “PRC”). Aside from focusing on the aforesaid businesses, SRRE has invested in XinGuang Equity Investment Management (Shanghai) Company Limited (“XG”), an equity investment company, and Shanghai Daerwei Trading Company Limited, an import and export trading company. The Company’s share of results of these equity investments is insignificant.

As of September 30, 2014, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
LinyiShangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
LinyiRui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%[3]	Subsidiary	Investment holding
PutianXinJi Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	55%	Subsidiary	Property brokerage services

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
ShanghaiXinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[4]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
XinGuang Equity Investment Management (Shanghai) Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Equity investment and consultancy
Shanghai Daerwei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Shenzhen Hui Tian (“SZHT”)	October 15, 2014	PRC	100%	Subsidiary	Investment holding

1.	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
2.	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
3.	The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY.
4.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding a 60% equity interest in SHXYJB.

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from the audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2014 and the results of operations for the three months and nine months ended September 30, 2014 and 2013, and the cash flows for the nine months ended September 30, 2014 and 2013. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2014, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is U.S. dollars (“$”) and their financial records are maintained and the financial statements prepared in U.S. dollars. The functional currency of the Company’s subsidiaries and affiliates in the PRCis Renminbi (“RMB”) and their financial records and statements are maintained and prepared in RMB.

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

The financial statements of the Company’s operations based outside of the United States have been translated into U.S. dollars in accordance with ASC830. Management has determined that the functional currency for each of the Company’s foreign operations is its applicable local currency. When translating functional currency financial statements into U.S. dollars, period-end exchange rates are applied to the consolidated balance sheets, while average exchange rates as to revenues and expenses are applied to consolidated statements of operations. The effect of foreign currency translation adjustments is included as a component of accumulated other comprehensive income in shareholders’ equity.

The exchange rates as of September 30, 2014 and December 31, 2013 are $1: RMB6.1525 and $1: RMB6.0969, respectively.

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

For the three months and nine months ended September 30, 2014 and 2013, the Company had not recognized any impairment for real estate property under development.

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

The Company has received refundable government subsidy of $5,392,185 as of September 30, 2014. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

In July 2013, the FASB issued ASU 2013-11 Topic 740 – Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists (“ASU 2013-11”). This update applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, unless otherwise provided in the update. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of September 30, 2014 and December 31, 2013, the Company held cash deposits of $37,332 and $246,895, respectively, as security for its bank loans (see Note 12). These balances are subject to withdrawal restrictions and are not covered by insurance.

NOTE 4- PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances are unsecured, interest free and recoverable on completion of the respective projects.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxinglu Project, which located in Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

As of September 30, 2014, land use rights included in real estate property under development totaled $38,451,340.

Real estate property under development as of September 30, 2014 has been pledged as collateral for the Company’s bank loans (See Note 13).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2014	2013

Advances to staff	$42,016	56,161
Rental deposits	162,653	7,483
Prepaid expense	60,952	-
Prepaid tax	541,227	-
GuangXinlu Project	17,766,568	-
Other receivables	590,161	140,913
	$19,163,577	$204,557

Other receivables and deposits as of September 30, 2014 and December 31, 2013 are stated net of allowance for doubtful accounts of $109,228 and $99,437, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2014	2013

Furniture and fixtures	$268,083	$423,461
Computer and office equipment	282,945	293,100
Motor vehicles	757,814	878,732
Properties	9,794,740	9,657,427
	11,103,582	11,252,720
Less: Accumulated depreciation	(2,511,766)	(2,112,986)
	$8,591,816	$9,139,734

Depreciation and amortization expense for property and equipment amounted to$545,418 and $428,305 for the nine months ended September 30, 2014 and 2013, respectively.

All properties as of September 30, 2014 and December 31, 2013 were pledged as collateral for the Company’s bank loans (See Note 12).

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2014	2013

Investment properties	$10,064,335	$10,156,116
Less: Accumulated depreciation	(4,255,322)	(4,018,297)
	$5,809,014	$6,137,819

Depreciation and amortization expense for investment properties amounted to$273,716 and $400,952 for the nine months ended September 30, 2014 and 2013, respectively.

All investment properties as of September 30, 2014 and December 31, 2013 were pledged as collateral for the Company’s bank loans (See Note 12).

NOTE 9 INVESTMENT IN AND AMOUNTS DUE FROM AN UNCONSOLIDATED AFFILIATE

The following table sets forth the financial information of WHYYL.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Net loss	224,982	262,645	693,248	819,353

	September 30,	December 31,
	2014	2013

Current assets	$67,207,203	$56,344,599
Non-current assets	900,156	794,446
Total assets	68,107,359	57,139,045

Current liabilities	57,387,015	45,581,987
Total equity	$10,778,376	$11,557,058

As of September 30, 2014 and December 31, 2013, the Company has a balance of $2,600,235 and $3,086,185 due from the unconsolidated affiliate which, bears interest at a rate of 15% per annum, and the remaining balance is interest-free. These amounts are unsecured and have no fixed term of repayment.

The Company recorded interest income from unconsolidated affiliates of $66,767 and $261,685, respectively, for the three months and nine months ended September 30, 2014, and recorded interest income from unconsolidated affiliates of $189,774 and $563,323, respectively, for the same period of 2013.

During the three months and nine months ended September 30, 2014 and 2013, the Company had no impairment losses for investments in the unconsolidated affiliate.

NOTE 10– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2014	2013

Lin Chi-Jung	$9,836,998	$10,398,904
Lin Hsin-Hung	52,423	1,484
Lin Chao-Chin	-	39,850
	$9,889,422	$10,440,238

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances of unpaid salaries and reimbursements as of September 30, 2014 and December 31, 2013 were $141,811 and $60,372, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2014 and December 31, 2013 were $9,695,187 and $10,338,225, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $424,193 and $789,268 for the three months ended September 30, 2014 and 2013; and $1,353,458 and $1,600,108, respectively, for the nine months ended September 30, 2014 and 2013.

NOTE 11- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2014	2013

Accrued staff commission and bonus	$541,064	$1,058,882
Rental deposits received	417,985	687,700
Customer deposits	87,702	151,243
GuangXinLu Project	1,472,809	-
Accrued expenses	-	597,453
Other payables	962,257	506,303
	$3,481,817	$3,001,581

Advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 12 – BANK LOANS

In January 2014, the Company obtained a bank loan of $1,300,284 (RMB8, 000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on March 1, 2015. As of September 30, 2014 and December 31, 2013, the outstanding balance of this loan was $1,300,284 and $1,312,143, respectively, under this facility line of credit.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $4,957,334 (RMB30,500,000) as of September 30, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the six months ended September 30, 2014 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $Nil (See Note 3), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of September 30, 2014 and December 31, 2013, the Company had outstanding loan balances of $4,957,334 and $5,002,543, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,190,167 (RMB75,000,000) as of September 30, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the six months ended September 30, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of September 30, 2014 and December 31, 2013, the Company had outstanding loan balances of $12,190,167 (RMB75,000,000) and $12,301,322 (RMB75,000,000), respectively, under this facility line of credit.

NOTE 13- CURRENT PORTION OF LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $11,379,229 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC.

	September 30,	December 31,
	2014	2013

Outstanding borrowings	$7,964,242	$11,481,245
Less: Current portion of long term borrowings	7,964,242	8,036,871
	0	3,444,374

For the period ended September 30, 2014, total loan interest was approximately $2,054,261, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $35,630,104 as of September 30, 2014. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds, which will be classified as restricted cash, the cash restricted in relation to the borrowings from China CITIC Bank was $37,332 (2013: $246,895). On May 2014, the Company paid $3,413,080 (RMB21,000,000) to the bank. As of September 30, 2014, the Company had outstanding loan balance of $7,964,242 (RMB49,000,000) under this facility line of credit.

NOTE 14– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $14,645,308 and $5,076,547 as of September 30, 2014 and December 31, 2013, respectively.

The promissory note with an outstanding principal of $1,963,037 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 201 As the new terms of repayment had not been determined with the debtor, the promissory note has no fixed term of repayment. As of September 30, 2014 and December 31, 2013, the outstanding principal in default and the unpaid interest related to this promissory note amounted to $1,947,617 and $2,308,974, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal of $812,678 as of September 30, 2014 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $1,137,972 and $1,056,342, respectively.

The promissory note with a principal of $812,678 as of September 30, 2014 bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $1,205,357 and $1,252,276, respectively.

The promissory note with a principal of $1,625,356 as of September 30, 2014 bears interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $1,801,695.

The promissory note with a principal of $4,876,067 as of September 30, 2014 bears interest at the rate of 26.7% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $5,535,197.

The promissory note with a principal of $162,536 as of September 30, 2014 bears interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $179,101.

The promissory note with a principal of $812,368 as of September 30, 2014 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $856,763.

The promissory note with a principal of $300,000 as of September 30, 2014 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $356,250 and $280,176, respectively..

At December 31, 2013, the outstanding principal and unpaid interest related to a promissory note amounted to $178,779 , which was paid in the first quarter of 2014.

The promissory note with a principal of $1,625,356 bears no interest, is unsecured and has no fixed terms of repayment. As of September 30, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $1,625,356.

The interest expense on promissory notes amounted to $642,097 and $232,858 for the three months ended September 30, 2014 and 2013; and $1,456,439 and $702,460, respectively, for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 15– Amount due to affiliates

In August 9, 2014, the company obtained a entrusted bank loan of $16,253,555 (RMB100,000,000) from China Everbright Bank bearing interest at a rate of 14% per annum. The loan has 1-year term matured at August 9, 2015 and is specific for the real estate development of Guxinglu Project. The loan capital is come from Jiaxing Shangyang, a limited partnership created by the Company and Chongqing Nongxin Investment Co., Ltd. The accrued interest expense of this entrusted loan is $335,004 at the end of September 30, 2014.

There are other amount due to affiliates include due to Jiaxing Shangyang, SZBFND, Shanghai Xinguang and Shanghai Xing Xin Yang, with amount of $113,775, $45,510, $2,407 and $20,154, respectively.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2014 and December 31, 2013, the Company’s statutory reserve fund was $783,101 and $782,987, respectively.

NOTE 17- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases were $57,910 and $65,009 for the three months ended September 30, 2014 and 2013, respectively; and $179,014 and $160,531 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, the Company had the following operating lease obligations falling due.

Amount
Within one year	$55,701
Two to five years	1,700
$57,401

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter of 2006 and the Company had the right to sublease these properties to cover these lease commitments in the leasing periods. In 2009, we agreed with certain buyers to amend the agreed 5-year annual return rate from 8.5% to 5.8% and the agreed 8-year annual return rate from 8.8% to 6% for the remaining lease, or to terminate their lease agreements early. As of September 30, 2014, the subleasing program is no longer in effect.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, loss from operations and net loss. The following tables show the operations of the Company's operating segments:

	Three Months ended September 30, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$2,568,886	$-	$-	$2,568,886
Cost of revenues	(862,626)	-	-	(862,626)
Gross income	1,706,261	-	-	1,706,261

Operating expenses	(347,905)	(227,712)	-	(575,617)
General and administrative expenses	(566,824)	(144,881)	(86,271)	(797,976)
Operating income(loss)	791,532	(372,593)	(86,271)	332,667

Other income (expenses)
Interest income	69,948	543	-	70,490
Interest expense, net of amount capitalized	(978,290)	-	(11,250)	(989,540)
Other income, net	14,846	(3)	-	14,844
Total other (expenses) income	(893,496)	540	(11,250)	(904,206)

Loss before income tax	(101,964)	(372,053)	(97,521)	(571,538)

Income tax expense	(111,988)	137,737	-	25,749
Equity in losses of unconsolidated affiliates, net of income taxes	(110,241)	-	-	(110,241)
Net loss	$(324,193)	$(234,316)	$(97,521)	$(656,030)

	Three Months ended September 30, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$2,673,046	$-	$-	$2,673,046
Cost of revenues	(1,264,443)	-	-	(1,264,443)
Gross income	1,408,603	-	-	1,408,603

Operating expenses	(374,685)	(76,447)	-	(451,132)
General and administrative expenses	(651,951)	(124,519)	(93,695)	(870,165)
Operating loss	381,967	(200,966)	(93,695)	87,306

Other income (expenses)
Interest income	170,032	26,709	-	196,741
Interest expense, net of amount capitalized	(1,133,545)	-	(13,266)	(1,146,811)
Miscellaneous, net	2,238	-	-	2,238
Total other (expenses) income	(961,275)	26,709	(13,266)	(947,832)

Loss before income taxes	(579,308)	(174,257)	(106,961)	(860,526)

Income tax expense	9,415	69,572	-	78,987
Equity in loss of an unconsolidated affiliate, net of income taxes	(60,000)	(124,889)	-	(184,889)
Net loss	$(629,893)	$(229,574)	$(106,961)	$(966,428)

	Nine Months ended September 30, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$6,771,137	$-	$-	$6,771,137
Cost of revenues	(3,114,421)	-	-	(3,114,421)
Gross income	3,656,717	-	-	3,656,717

Operating expenses	(844,138)	(676,298)	-	(1,520,435)
General and administrative expenses	(1,870,592)	(398,470)	(202,439)	(2,471,501)
Operating income (loss)	941,987	(1,074,767)	(202,439)	(335,219)

Other income (expenses)
Interest income	270,024	1,421	-	271,445
Interest expense, net of amount capitalized	(2,621,733)	-	(33,750)	(2,655,483)
Miscellaneous, net	(120)	2,262	-	2,141
Total other (expenses) income	(2,351,829)	3,683	(33,750)	(2,381,897)

Income (loss) before income taxes	(1,409,842)	(1,071,085)	(236,189)	(2,717,116)

Income tax (expense) benefit	56,944	267,771	5,704	319,012
Equity in losses of unconsolidated affiliates, net of income taxes	(339,691)	-	-	(339,691)
Net loss	$(1,692,589)	$(803,314)	$(241,893)	$(2,737,796)

	Nine Months ended September 30, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$9,273,860	$-	$-	$9,273,860
Cost of revenues	(3,644,647)	-	-	(3,644,647)
Gross income	5,629,213	-	-	5,629,213

Operating expenses	(997,176)	(139,771)	-	(1,136,947)
General and administrative expenses	(2,130,491)	(278,188)	(284,344)	(2,693,023)
Operating loss	2,501,546	(417,959)	(284,344)	1,799,243

Other income (expenses)
Interest income	499,414	76,545	-	575,959
Interest expense, net of amount capitalized	(2,979,206)	-	(39,797)	(3,019,003)
Miscellaneous, net	18,481	-	-	18,481
Total other (expenses) income	(2,461,311)	76,545	(39,797)	(2,424,563)

Loss before income taxes	40,235	(341,414)	(324,141)	(625,320)

Income tax expense	(26,004)	85,353	-	59,349
Equity in loss of an unconsolidated affiliate, net of income taxes	(60,000)	(397,676)	-	(457,676)
Net loss	$(45,769)	$(653,737)	$(324,141)	$(1,023,647)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of September 30, 2014
Real estate property under development	$-	$38,451,340	$-	$38,451,340
Total assets	46,983,186	41,991,269	85,156	89,059,611

As of December 31, 2013
Real estate property under development	$-	$31,119,043	$-	$31,119,043
Total assets	19,282,576	42,400,822	14,920	61,698,318

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

In mid-2011, we established a project company in Wuhanin which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2.

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

In March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has got the right to develop the Guangxinglu Project, which is located on 182 laneGuangxinglu, PutuoDistrict, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

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

The Company accounts for underwriting sales in accordance with the ASC 976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). The commission revenue on underwriting sales is recognized when the sales have been consummated, generally when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain ,it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

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

For the three months and nine months ended September 30, 2014 and 2013, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the three months and nine months ended September 30, 2014 and 2013.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months and nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, the Company received refundable government subsidies of $5,392,185. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy in the condensed consolidated balance sheets.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the three months and nine months ended September 30, 2014 with comparison to the three months and nine months ended September 30, 2013.

Net Revenues

The following table shows the net revenues by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	% to total	2013	% to total	% change	2014	% to total	2013	% to total	% change
Agency sales	1,844,120	72	1,441,153	54	28	4,695,880	69	5,859,198	63	(20)
Property management	724,766	28	537,423	20	35	2,075,257	31	1,631,164	18	27
Underwriting sales	0	0	694,470	26	(100)	0	0	1,783,498	19	(100)
Net revenues	2,568,886	100	2,673,046	100.00	(4)	6,771,137	100.00	9,273,860	100	(27)

The net revenue in the third quarter of 2014 was $2,568,886, which decreased 4% from $2,673,046 in the third quarter of 2013. The net revenue of the first three quarters of 2014 was $6,771,137, which decreased 27% from $9,273,860 of the first three quarters of 2013. In the third quarter of 2014, agency sales represented 72% of our net revenues, property management represented 28%, and underwriting sales represented 0%. In the first three quarters of 2014, agency sales represented 69% of our net revenues, property management represented 31%, and underwriting sales represented 0%. The decrease in net revenues in the third quarter and first three quarters of 2014 was due to the decrease in our agency sales and underwriting sales.

Agency sales

In the third quarter and first three quarters of 2014,72% and 69%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2013, net revenue of agency sales increased 28% and decrease 20%, respectively, in the third quarter and the first three quarters of 2014. The primary reason was there were less sales agency projects which contributed to the decrease in our agency sales revenue.

Because of our diverse market locations, the risk of market fluctuations on our business operations in agency sales in 2014 has increased, and we are seeking stable growth in our agency sales business in 2014. However, there can be no assurance that we will be able to do so.

Property management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%.The leasing period started in the second quarter of 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2014, there are no more subleasing agreements.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with ASC976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate”. The deposit method has been used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. During the three months and nine months ended September 30, 2014 all of the underwriting agreements have been fulfilled.

Cost of Revenue

The following table shows the cost of revenues by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	% to total	2013	% to total	% change	2014	% to total	2013	% to total	% change
Agency sales	462,745	54	625,204	49.	(26)	1,667,459	54	1,830,408	50	(9)
Property management	399,881	46	440,050	35	(9)	1,446,962	46	1,360,433	37	6
Underwriting sales	0	0	199,189	16	(100)	0	0	453,806	12	(100)
Cost of revenues	862,626	100.00	1,264,443	100.00	(32)	3,114,421	100.00	3,644,647	100.00	(15)

The cost of revenue of the third quarter of 2014 was $862,626, which decreased 32% from $1,264,443 during the third quarter of 2013. The cost of revenue of the first three quarters of 2014 was $3,114,421, which decreased 15% from $3,644,647 during the first three quarters of 2013. In the third quarter of 2014 agency sales represented 54% of our cost of revenue, property management represented 46%, and underwriting sales represented 0%. For the first three quarters of 2014, agency sales represented 54% of our cost of revenues, property management represented 46%, and underwriting sales represented 0%. The decrease in cost of revenue in the third quarter and first three quarters of 2014 was mainly due to the decrease in the cost of revenue for our agency sales and underwriting sales.

Agency sales

As compared with the similar periods in 2013, cost of revenue of agency sales in the third quarter and first three quarters of 2014 decreased 26% and 9% respectively, which contributed to the decrease in our agency sales revenue to decrease our commission cost and staff expenses.

Property management

The cost of revenue from property management of the third quarter of 2014 was $399,881, which was decreased by 9% from $440,050 during the third quarter of 2013. The cost of revenue of the first three quarters of 2014 was $1,446,962, which increased 6% from $1,360,433 during the first three quarters of 2013, which contributed to increase in staff expenses and miscellaneous expenses.

Underwriting sales

Because there were no underwriting sales for the third quarter and the first three quarters of 2014, so there were no costs associated with underwriting sales.

Operating Expenses

The following table shows operating expenses by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2014	% to total	2013	% to total	% change	2014	% to total	2013	% to total	% change
Agency sales	329,927	57	344,779	76	(4)	782,413	52	928,267	82	(16)
Property management	18,264	3	29,906	7	(39)	62,012	4	68,909	6	(10)
Real estate development	227,425	40	76,447	17	197	676,010	44	139,771	12	384
Operating expenses	575,617	100	451,132	100.00	28	1,520,435	100	1,136,947	100	34

The operating expenses for the third quarter of 2014 were $575,617, which increased 28% from $451,132 for the same period in 2013. The total operating expenses for the first three quarters of 2014 were $1,520,435, which increased 34% from $1,136,947 for the same period in 2013. In the third quarter of 2014, agency sales represented 57% of the total operating expenses, property management represented 3%, and real estate development represented 40%. In the first three quarters of 2014, agency sales represented 52% of the total operating expenses, property management represented 4%, and real estate development represented 44%. The reason for this increase was because the increase in real estate development, mainly due to the increase in sales promotion activities of the Linyi project.

Agency sales

Compared to the same periods in 2013, the operating expenses for agency sales in the third quarter of 2014 decreased by 4% and decreased by 16% for the first three quarters of 2014. This decrease was mainly due to the decrease in staff expense.

Property management

Compared to the similar periods in 2013, the operating expenses for property management in the third quarter of 2014 decreased by 39%, for the first three quarters of 2014, operating expenses for property management decreased 10%for the first three quarters. This decrease was due to decrease in staff expense.

Real estate development

During the third quarter and the first three quarters of 2014, the Company’s real estate development operation incurred operating expenses of $227,425 and $676,010respectively. Compared to the similar periods in 2013, the operating expenses for real estate development in the third quarter of 2014 increased by 197%, for the first three quarters of 2014, operating expenses for real estate development increased 384%. This increase was mainly due to the increase of sales promotion activities of Linyi Project.

General and Administrative Expenses

General and administrative expenses in the third quarter and first three quarters of 2014 decreased by 8% and 8% respectively as compared to the same periods in 2013. This decrease mainly was due to the decrease in staff expenses, rental and miscellaneous expenses.

Operating Income (Loss)

In the third quarter and first three quarters of 2014, the Company had operating income of $332,667 and operating loss of $335,219, respectively, as compared to our operating income of $87,306 and $1,799,243, respectively, in the comparable periods in 2013. The reason for the decrease from the same period of 2014 in the three quarters is the decrease in the revenues from all our operations.

Interest Income

Interest income decreased to $70,490 in the third quarter of 2014 from $196,741 in the same period of 2013, and decreased to $271,445 in the first three quarters of 2014 from $575,959 during the same period in 2013. The decrease was mainly due to the decrease in interest income from WHYYL, which had got a bank loan carried lower interest rates and borrowing from the Company had been repaid a lot.

Interest Expense

Interest expense in the third quarter and first three quarters of 2014 were $989,540 and $2,655,483, respectively, which decreased from $1,146,811 and $3,019,003 for the similar periods in 2013. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to the capitalized interest expenses of Linyi project.

Major Related Party Transaction

	September 30,	December 31,
	2014	2013

Lin Chi-Jung	$9,836,998	$10,398,904
Lin Hsin-Hung	52,423	1,484
Lin Chao-Chin	-	39,850
	$9,889,422	$10,440,238

(b)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.
30

The balances of unpaid salaries and reimbursements as of September 30, 2014 and December 31, 2013 were $141,811 and $60,372, respectively. The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2014 and December 31, 2013 were $9,695,187 and $10,338,225, respectively. The balances are unsecured and interest bearing at rates ranging from 12% to 26.7% per annum.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $424,193 and $789,268 for the three months ended September 30, 2014 and 2013; and $1,353,458 and $1,600,108, respectively, for the nine months ended September 30, 2014 and 2013.

Advances to unconsolidated affiliates

As of September 30, 2014 and December 31, 2013, the Company has a balance of $2,602,941 and $3,086,185 due from unconsolidated affiliates. The Company recorded interest income from unconsolidated affiliates of $70,490 and $271,445, respectively, for the third quarter the first three quarters of 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, our principal sources of cash were revenues from our agency sales and property management business, new bank loan and promissory notes, and advances from directors. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our bank loans, promissory notes and advances from directors.

We ended the period with a cash position of $5,572,332.

Net cash used in operating activities

Net cash used in the Company’s operating activities for the nine months ended September 30, 2014 was $2,568,562, representing a decrease of $7,928,566 as compared to the cash used in operating activities for the nine months ended September 30, 2013. The decrease was primarily attributable to the increase in receipts in advance in the amount of $6,131,431.

Net cash provided by investing activities

Net cash used in the Company’s investing activities for the nine months ended September 30, 2014 was $294,256, representing a decrease of $1,644,213 as compared to cash used in investing activities of $1,938,469 for the same period in 2013. It was primarily due to the decrease in cash used in advances to unconsolidated affiliates in the amount of $1,482,121.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $5,187,808, representing a decrease of $7,776,049 for the same period in 2013. This was primarily due to the decrease in advances from directors in the amount of $8,040,493 and new bank loans in the amount of $10,912,963. This decrease in cash provided by financing activities is partly offset by cash used in proceeds from promissory notes in the amount of $7,803,572.

Indebtedness

The company’s indebtedness is described under “Note 10- Amounts due to directors”, “Note 12- Bank Loans”, “Note 14- Promissory Notes Payable, and “Note 13- Current portion of long term bank loan” to the Company’s accompanying unaudited condensed consolidated financial statements in Item 1 of Part I.

Promissory Notes – As of September 30, 2014, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $14,645,308 bearing interest at rates varying from 12% to 36%.

The interest expense on promissory notes amounted to $642,097 and $232,858 for the three months ended September 30, 2014 and 2013; and $1,456,439 and $702,460, respectively, for the nine months ended September 30, 2014 and 2013.

Bank Loans - In January 2014, the Company obtained a bank loan of $1,300,284 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on March 5, 2015. As of September 30, 2014, the outstanding balance of this loan was $1,300,284.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $4,957,334 (RMB30,500,000) as of September 30, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the six months ended September 30, 2014 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of September 30, 2014 and December 31, 2013, the Company had outstanding loan balances of $4,957,334 and $5,002,543, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,190,334 (RMB75,000,000) as of June 30, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the six months ended June 30, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of September 30, 2014 and December 31, 2013, the Company had outstanding loan balances of $12,190,167 and $12,301,322, respectively, under this facility line of credit.

In August 2014, the company obtained a entrusted bank loan of $16,253,555 (RMB100,000,000) from China Everbright Bank bearing interest at a rate of 14% per annum. The loan is specific for the real estate development of Guxinglu Project. The loan capital is come from Jiaxing Shangyang, a limited partnership created by the Company and Chongqing Nongxin Investment Co., Ltd.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At September 30, 2014, the Company had borrowings together with unpaid interest expense as of September 30, 2014 and December 31, 2013 were $9,889,4322 and $10,338,225, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $424,193 and $789,268 for the three months ended September 30, 2014 and 2013; and $1,353,458 and $1,600,108, respectively, for the nine months ended September 30, 2014 and 2013.

Capital Resources

The cash needs for 2013 and 2014 will be for the repayments of our bank loans, promissory notes and advances from directors, the rental guarantee payments, and funds required to finance promissory deposits for various future property projects as well as our real estate development projects in Wuhan and Linyi.

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

As of September 30, 2014, the Company had a working capital deficit of $13,670,918, an accumulated deficit from recurring net losses of $17,150,812 and short-term debt obligations of $67,717,162 are due in the coming twelve months or payable on demand. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

