Form 10-K
period 2014-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2017-06-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Check whether the issuer(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging Growth Company ☐

Emerging growth company If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates 16,357,122 shares was approximately $490,714, based on the average opening and closing price of $0.03 for the Common Stock on June 30, 2014.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of June 1, 2017 was 68,691,925 shares.

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

In October 2011, SHXJY purchased a 24% interest in Linyi Shang Yang Real Estate Consultation Company Limited (“LYSY”) and acquired approximately 103,385 square meters of land for the purpose of developing the land into villa-style residential housing. On March 6, 2012, SHXJY established a wholly-owned subsidiary, namely Linyi Rui Lin Construction and Design Company Limited (“LYRL”). SHXJY’s 24% equity interest in LYSY was then transferred to LYRL. In agreement with Zhang Shu Qin, who owns 51% of LYSY, we have the right to vote 51% interest and thus have 75% of the voting power of LYSY.

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

Figure 1: Company Organization Chart

1.	On March 6, 2012, LYRL was established by three Chinese individuals, who held the equity interest in LYRL for SHXJY. At the date of incorporation of LYRL. SHXJY transferred its 24% equity interest in LYSY to LYRL.
2.	It was previously known as Shanghai Shang Yang Real Estate Consultation Co., Limited. The company changed its name to Shanghai Shang Yang Investment Management and Consulting Company Limited onMay 28, 2013.
3.	SHGXL is consolidated into the Company’s financials because the Company has control of the development rights and are beneficiary of the revenue SHGXL generates.

Our major business is agency sales, whereby our Chinese subsidiaries contract with property developers to market and sell their newly developed property units. For the fiscal year ended December 31, 2014, 100% of our net revenues of $8,210,356 were generated from our brokerage operations. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou, Yangzhou, Chongqing, Quanjiao, Hainan, Shangqiu, Chengdu, and Wuhan.

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

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning in 2012, we commenced our first development project in Wuhan and Linyi and started the initial construction in the first quarter of 2012. In Wuhan, we commenced the construction of Phase 1 of the project in the third quarter of 2012.There are a total of eight buildings. The seven buildings that are open for sale currently have a 70% sales rate. The remaining building has not yet been open for sale. Since October 20, 2014, the Linyi project has constructed 121 units, which encompasses approximately 40% of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings. On March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co.. According to this agreement, the Company obtained a right to develop the Guangxinglu Project, which located in the, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

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

On June 6, 2013, SHSY and LYRL together with other 4 investors established a company, namely Shanghai Daerwei, in the PRC in the cosmetic and facial care business. SHSY holds 19% and LYRL holds 11% equity interest of Shanghai Daerwei. The cosmetic and facial care business is still in its early operational stage.

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

All of our revenue in 2014 was from commission-based services. We secure these projects via bidding or direct appointments. As a result of our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

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

Real Estate Development

In mid-2011, we established a project company in Wuhan in which we have a 49% stake. We commenced the construction of phase one of the project in the third quarter of 2012 and the pre-sale of the phase one in the first quarter of 2013. There are a total of eight buildings. Seven buildings are open for sale and have a 70% sales rate. The remaining building is expected to be open for sale in mid 2015.

In October 2011, we established LYSY with 24% stake in the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December31, 2015 have constructed 121 units, which encompasses all units in phase 1. The phase 2 will begin construction accordingly. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The sales started in Novermber2013, we have made sales of 67 units as of January 2016.

In March 2014, we entered into a development project in Shanghai. The investment amount is RMB135 million. On December 26, 2014, we invested RMB135 million. The construction was started in January 2015.In February 1, 2016, the company has got the Per-sale permit and will start its sales soon.

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

GDP Growth of PRC for the period of 2009 through 2014:

GDP GROWTH
2010	10.3%
2011	9.2%
2012	7.8%
2013	7.7%
2014	7.3%

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

•	A down payment must be no less than 30% of the purchase price for first self-use housing unit purchases by a family with a gross construction area of more than 90 square meters.;
•	The minimum down payment for the second housing unit purchased by a family increased from 40% to 50% and the loan interest rate must be no less than 110% of benchmark lending interest rate;
•	Down payment for the third or more housing unit purchased by any family and the loan interest rate must be further increased significantly based on the rate for the first and second housing units, as determined by commercial banks based on their assessment of the risks;
•	Commercial banks may suspend extending loans to families for their purchases of the third or more housing units in regions where commercial housing unit prices are too high or have risen too fast or supply of housing units is insufficient. The banks may also suspend extending loans to individuals for their purchase of housing units outside of their registered residence if they cannot furnish evidence of their tax or social insurance premium payment for at least one year locally in the region where the subject housing units are located; and
•	Local governments are allowed to limit the total number of housing units one can purchase in certain period in light of the local situation.

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

Employees

As of December 31, 2014, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	11
Accounting Dept.	2
Research & Development Dept.	4
Marketing Dept.	18

Chongqing Branch of SHXJY
Accounting Dept.	1

SZXJY
Administration Dept.	17
Research & Development Dept.	11
Advertising & Communication Planning Dept.	8
Marketing Dept.	60

SZSY
Administration Dept.	1
Accounting Dept.	2

SHSY
Administration Dept.	9
Accounting Dept.	3
Development Dept.	5

SYSY
Marketing Dept.	20

SZGFH
Administration Dept.	1
Accounting Dept.	1
Marketing Dept.	3

SQSY
Marketing Dept.	5

WHGFH
Marketing Dept.	12

LYSY
Accounting Dept	3
Administration Dept.	5
Construction Dept.	10
PR Dept.	1
Executive Dept.	1

LYRL
Administration Dept	3

PTXJY
Marketing Dept	17

SHRJ
Administration Dept.	5
Design Dept.	5
Total	249

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

In 2014, we had a net loss of $3,374,928 compared to a net loss of $1,355,263 in 2013.Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional debt or equity financing as needed. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

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

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Although in August and November 2014,we issued 40,000,000 shares of stock of the Company in the aggregate for cash of approximately $3,400,000 to Ace Develop, with Lin Chi-Jung, our CEO, President and Chairman, the sole shareholder of Ace Develop, our access to obtain debt or equity financing depends on the bank’s willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

We may be unable to complete our property developments on time or at all.

The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

•	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;
•	shortages of materials, equipment, contractors and skilled labor;

•	disputes with our third-party contractors;
•	failure by our third-party contractors to comply with our designs, specifications or standards;
•	difficult geological situations or other geotechnical issues;
•	on-site labor disputes or work accidents; and natural catastrophes or adverse weather conditions.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements. Although we are undertaking steps to address these material weaknesses, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in the current or any future period.

We are undertaking remedial measures, which measures will take time to implement and test, to address the material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. See Item 9A.“Controls and Procedures” for more information.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of March 31, 2016, Ace Develop directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the sole shareholder of Ace Develop. As of March 31, 2016, Robert Lin Investments directly controls 6.57% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.05 per share to a low of $0.01 per share in 2014. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2014, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2014		2013
	High	Low	High	Low
First quarter	$0.05	$0.05	$0.02	$0.01
Second quarter	$0.05	$0.03	$0.15	$0.01
Third quarter	$0.09	$0.01	$0.02	$0.01
Fourth quarter	$0.04	$0.04	$0.05	$0.01

As of December 31, 2014, we have approximately 597 record holders of our common stock. On December 31, 2014, the closing price of our common stock was $0.04.

No cash dividends were declared on our common stock in 2014 and 2013. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2014.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited(“SHSY”), Suzhou Gao Feng Hui Property Management Company Limited, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), LinyiRui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”), Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai Rui Jian Design Company Limited (“SHRJ”), Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”), and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)and Xin Guang Investment Management and Consulting Company Limited (“XG”) are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

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

In January 2012, we established LYSY in which we have a 24% ownership. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and through September 30, 2013 have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. As of September 30, 2013, none of such units has been sold. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings. On March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co.. According to this agreement, the Company obtained a right to develop the Guangxinglu Project, which located in the, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

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

New Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date

In August 2015, the FASB issued ASU No. 2015-14 (“ASU 2015-15”), an update to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update2014-09.

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

There is no impairment of real estate property under development during the years ended December 31, 2014 and 2013.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2014 and 2013.

The Wuhan project was due to have its handover from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on December 31, 2014, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review. The Company checked with its legal consul, evaluated the issue and recorded an investment impairment of $0.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, the Company received refundable government subsidies of $5,421,706 (2013: $5,441,360). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2014 with comparisons to the historical year ended December 31, 2013.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2014	% to total	2013	% to total	% change
Agency sales	5,332,047	62	8,012,928	71	(33)
Property management	1,409,267	16	2,491,630	22	(43)
Underwriting sales	1,870,324	22	735,633	7	154
Net revenues	8,611,639	100	11,240,190	100.00	(23)

The net revenue for 2014 was $8,611,639, a decrease of 23% from $11,240,190 in2013. In 2014, agency sales represented 62% of the total net revenue, property management represented 16%. The decrease in 2014 is mainly due to the decrease in the revenue from our agency sales and property management.

Agency Sales

In 2014, 62% of our net revenue was derived from agency sales, which was primarily from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2013, net revenue of agency sales in 2014decreased by 33%.The decrease is mainly due to there were less sales agency projects during this year.

Government policies enacted in 2011 aiming to stabilize real estate prices affected many businesses in the real estate industry. Despite these restrictive policies, we were able to increase our agency sales revenue. We are continually seeking stable growth in our agency sales business in 2015. However, there can be no assurance that we will be able to do so.

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

We expect that the income from the sub-leasing business will be on a stable growth trend in 2015and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

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

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years Ended December 31,
	2014	% to total	2013	% to total	% change
Agency sales	2,673,051	62	2,677,581	60	0
Property management	1,143,781	26	1,567,534	36	(27)
Underwriting sales	533,858	12	167,004	4	219
Cost of revenues	4,350,690	100	4,412,118	100.00	(1)

The cost of revenues for 2014 was $4,350,690; this was a decrease of 1%from $4,412,118 for 2013. In 2014, agency sales represented 62%of total cost of revenues, property management represented 26%. The decrease of cost of revenues is mainly due to the decrease of cost of revenue of property management and increase of cost of revenue of underwriting sales.

Agency Sales

As compared with 2013, the cost of agency sales in 2014 decreased by 0.17%. This slight decrease was mainly due to a decrease in travelling and miscellaneous expenses.

Property Management

The cost of revenue from property management of 2014 was $1,143,781, which a slight decrease to $1,567,534 during the year of 2013.

Underwriting Sales

The cost of underwriting sales represents selling cost, such as staff costs and advertising expenses, associated to the underwriting sales.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2014	% to total	2013	% to total	% change
Agency sales	1,198,594	63	1,249,248	52	(4)
Property management	85,818	4	94,150	4	(9)
Real estate development	631,341	33	1,049,597	44	(40)
Operating expenses	1,915,753	100	2,392,995	100	(20)

The operating expenses of 2014 were $1,915,753, which close to $2,392,995 in 2013. In 2014, the expenses pertaining to agency sales represented 63% of the total operating expenses, property management represented 4% and real estate development represented 33%.

Agency Sales

When compared to 2013, the operating expenses for agency sales decreased 4% in 2014. The primary reason for the decrease in 2014 was the decrease in staff costs and salary expense.

Property Management

When compared to2013, the operating expenses decreased 9%for property management in 2014. The decrease was primarily due to a decrease in salary.

Real Estate Development

The operating expenses related to our real estate development business decreased 40% as compared to the previous year. This decreased was mainly due to the decrease activities of our sales promotion activities in Linyi Project.

General and Administrative Expenses

The general and administrative expenses in 2014 were $4,587,529, decreasing 40% from $7,611,693 in 2013. The primary reason for the decrease was a decrease due to the impairment write-off in 2013 in operations and thus a decrease in staff costs and an overall decrease in expenses.

Operating Income

In 2014, we had an operating loss of $2,242,333, representing a decrease from an operating income of $3,178,141 in 2013. The decrease in profit to a loss was mainly due to there was no such a big impairment write-off of impairment compared to 2013.

Interest Income

Interest income decreased from $1,114,907 in 2013 to $853,055 in 2014. The decrease was mainly due to the decreased income from WHYYL, which had got a bank loan carried lower interest rates.

Interest Expense

When compared to 2013, the interest expense in 2014 decreased 12% to $3,401,238. The decrease of interest expense is mainly due to the capitalized interest expense of Linyi project and Shanghai Guangxinlu project.

Major Related Party Transactions

Amount Due To Directors

The amounts due to directors as of December 31, 2014 were $10,129,247. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2014 was $10,073,426, which consists of a balance of unpaid salaries and reimbursements totaling $44,416 and advances made in 2014together with unpaid interest totaling $10,029,010.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 36% per annum. During the year ended December 31, 2014and 2013, the interest expense related to these advances amounted to $1,763,546 and $2,024,041, respectively.

Amount Due To Lin Chao-Chin

The balances due to Lin Chao-Chin as of December 31, 2014 was $23,027, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2014 was $32,794, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliate

Advances to the unconsolidated affiliate, WHYYL, as of December 31, 2014 amounted to $2,695,010.The balance bears interest at a rate of 15% per annum, which effective to December31, 2014 is unsecured and has no fixed term of repayment. During the year ended December 31, 2014, the Company recorded interest income of $744,909 related to the advances.

LIQUIDITY AND CAPITAL RESOURCES

In 2014, our principal sources of cash were revenues from our agency sales and property management businesses, new bank loans and promissory notes, and advances from directors. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our borrowings and promissory notes.

We ended the period with a cash position of $1,626,583.

Net cash used in the Company’s operating activities for 2014 was $28,418,905, representing an increased use of cash in the amount of $19,790,761 in 2014 as compared to the cash used for 2013. The increase was primarily attributable to the increase in cash used in real estate property under development in the amount of $26,417,488.

Net cash used in the Company’s investing activities was $335,210, representing a decrease of $1,531,634 as compared to the cash used in investing activities for 2013. The decrease in cash used in investing activities was primarily attributable to the decrease in cash used in capital contribution to unconsolidated affiliate of $1,932,220in 2013.

Net cash provided by the Company’s financing activities was $28,257,125, representing an increase of $11,131,851 from those in 2013. This increase was primarily attributable to advances from an affiliate in the amount of $17,166,415.

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

As of December 31, 2014, the Company had a working capital deficiency of $9,527,421, an accumulated deficit from recurring net losses of $19,780,232 and short-term debt obligations of $91,038,087. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Indebtedness

The company’s indebtedness is described under “Note 11-Bank Loans”, “Note 12-Promissory Notes Payable”, “Note 13- Amounts Due To Directors” and “Note 19-Long Term Borrowings” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2014 and 2013 in Item 8.

Promissory Notes – As of December 31, 2014, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $13,396,206 bearing interest at rates varying from 12% to 36%. The interest expense on promissory notes amounted to $1,998,862 and $813,626 as of December 31, 2014 and 2013, respectively.

Bank Loans - In January 2014, the Company obtained a bank loan of $ 1,307,403 (RMB8,000,000) from the Bank of China, bearing interest at a rate of 7.56% per annum. The loan is secured by the properties of two unrelated parties and matures on March 5, 2015. As of December 31, 2014, the outstanding balance of this loan was $1,307,403.

In August 2012, the Company entered into a three-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,850,629 (RMB35,800,000) as of December 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate as of December 31, 2014 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7) and the restricted cash of $0.00 as of December 31, 2014 and $246,895 as of December 31, 2013(See Note 3), guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 12 months and are due not later than March 31, 2015. As of December 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $4,984,475 and $5,002,543, respectively, under this facility line of credit.

In April 2012, the Company entered into a three-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,256,905 (RMB75,000,000) as of December 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the six months ended December 31, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of December 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $12,256,905 and $12,301,332, respectively, under this facility line of credit.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At December 31, 2014, the Company had borrowings together with unpaid interest expense as of December 31, 2014 and December 31, 2013 were $10,129,247 and $10,908,277, respectively. The balances are unsecured and interest bearing at rates ranging from 9.6% to 36.5% per annum.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $2,358,322 and $1,999,062 for the year ended December 31, 2014 and 2013.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2014. Sunrise Real Estate Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, accumulated deficit from recurring net losses for the current and prior years, and significant debt obligations are maturing in less than one year. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 24 to the financial statements, the Company has made material adjustments to the consolidated financial statements for the year ended December 31, 2013 that were previously filed.

/s/Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

June 6, 2017

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$1,626,583	$2,055,251
Restricted cash (Note 3)	1,535,894	1,679,733
Accounts receivable, net	1,270,299	1,239,549
Promissory deposits (Note 4)	1,190,972	1,127,353
Real estate property under development (Note 5)	71,377,187	31,644,480
Amount due from an unconsolidated affiliate (Note 9)	2,695,010	3,538,939
Other receivables and deposits, net (Note 6)	1,814,721	132,818
Total current assets	81,510,666	41,418,123

Property and equipment, net (Note 7)	8,470,080	9,116,137
Investment properties, net (Note 8)	5,700,845	6,108,523
Deferred tax assets	17,203	0
Investments in unconsolidated affiliates(Note 9)	5,476,491	5,753,256
Other investments, net (Note 10)	163,425	0
Total assets	$101,338,710	$62,396,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 11)	$18,548,782	$18,616,018
Current portion of long term borrowings (Note 19)	6,890,960	4,592,498
Promissory notes payable (Note 12)	13,396,206	4,811,670
Amounts due to directors (Note 13)	10,129,247	10,908,277
Accounts payable (Note 14)	10,531,908	5,665,811
Customer deposits (Note 15)	12,306,707	3,318,609
Amount due to an affiliate (Note 16)	17,396,948	21,090-
Other payables and accrued expenses (Note 17)	1,415,056	1,410,004
Other taxes payable (Note 18)	301,775	296,109
Income Taxes payable	120,498	139,684
Total current liabilities	91,038,087	49,779,770

Long term borrowings (Note 19)	8,171,270	6,888,747
Deposit received from underwriting sales		1,397,825
Deferred government subsidy (Note 20)	5,421,706	5,441,358
Total liabilities	104,631,063	63,507,700

Commitments and contingencies (Note 22)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 28,691,925 shares issued and outstanding as of December 31, 2014 and 2013, respectively	686,919	286,919
Additional paid-in capital	7,570,008	4,570,008
Statutory reserve (Note 21)	812,582	812,467
Accumulated losses	(19,780,232)	(16,126,545)
Accumulated other comprehensive income	259,173	228,007
Total deficit of Sunrise Real Estate Group, Inc.	(10,451,550)	(10,229,144)
Non-controlling interests	7,159,197	9,117,483
Total stockholders’ equity	(3,292,353)	(1,111,661)
Total liabilities and stockholders’ equity	$101,338,710	$62,396,039

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2014	2013

Net revenues	$8,611,639	$11,240,190
Cost of revenues	(4,350,690)	(4,412,118)
Gross income	4,260,949	6,828,072

Operating expenses	(1,915,753)	(2,392,995)
General and administrative expenses	(4,587,529)	(7,611,693)
Operating income (loss)	(2,242,333)	(3,176,616)

Other income (expenses)
Interest income	853,055	1,114,907
Interest expense	(3,401,238)	(3,888,737)
Other income	53,967	302,972
Equity in loss of unconsolidated affiliates, net of income taxes	(445,280)	(746,749)
Total other expenses	(2,939,496)	(3,217,607)

Loss before income taxes	(5,181,829)	(6,394,223)
Income taxes (Note 18)	(30,583)	(349,296)
Net loss	(5,212,412)	(6,743,519)
Less: Net loss attributable to non-controlling interests	1,558,726	4,117,056
Net loss attributable to stockholders of Sunrise Real Estate Group, Inc.	$(3,653,686)	$(2,626,463)

Loss per share - basic and fully diluted	$(0.09)	$(0.04)

Weighted average common shares outstanding - Basic and fully diluted	37,404,254	28,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2014	2013

Net loss	$(5,212,412)	$(6,743,519)

Other comprehensive income - Foreign currency translation adjustment	(9,670)	816,007
Total comprehensive loss	(5,222,082)	(5,927,512)
Less: Comprehensive loss attributable to non-controlling interests	1,599,561	3,675,785

Total comprehensive loss attributable to stockholders of Sunrise Real Estate Group, Inc.	$(3,622,521)	$(2,251,727)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Accumulated Losses	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, January 1, 2012	28,691,925	$286,919	$4,570,008	$782,987	$(13,500,082)	$359,183	$12,793,268	$(5,292,283)
Net loss	-	-	-	-	(2,626,463)	-	(4,117,055)	(6,743,519)
Cash dividends paid to Surplus reserve non-controlling interests	-	-	-	29,480	-	-	-	29,480
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	39,160	39,160
Translation of foreign operations	-	-	-	-	-	(131,176)	402,110	270,934
Balance, December 31, 2013	28,691,925	286,919	4,570,008	812,467	(16,126,545)	228,007	9,117,483	1,111,661
Shares issued	40,000,000	400,000	3,000,000					3,400,000
Surplus reserve				115				115
Loss for the year					(3,653,686)		(1,558,726)	(5,212,412)
Cash dividends to non-controlling interest							(358,725)	(358,725)
Capital contribution from non-controlling interests of new consolidated Subsidiaries	-	-	-	-	-		-	-
Translation of foreign Operations	-	-	-	-	-	31,166	(40,835)	(9,670)
Balance, December 31, 2014	68,691,925	$686,919	$7,570,008	$812,582	$(19,780,232)	$259,173	$7,159,197	$(3,292,353)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(5,212,412)	$(6,743,519)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,063,659	1,155,691
Loss on disposal of property and equipment	14,348	20,176
Impairment loss on investments		143,732
Bad debt	11,964	147,626
Equity in net loss of unconsolidated affiliates	445,280	603,017
Impairment loss on Real estate property under development	981,724	3,870,303
Changes in assets and liabilities
Accounts receivable	(35,076)	620,523
Promissory deposits	(67,401)	(55,534)
Real estate property under development	(40,658,188)	(14,240,700)
Customer deposits	8,961,568	2,035,166
Amount due from unconsolidated affiliates	840,416	-
Other receivables and deposits	(1,687,147)	152,629
Deferred tax assets	(17,129)	192,518
Accounts payable	4,865,647	4,990,328
Other payables and accrued expenses	(278,846)	(2,807,283)
Deferred government subsidy	-	-
Interest payable on promissory notes	1,998,862	813,626
Interest payable on amounts due to directors	1,763,546	1,451,212
Taxes payable	(18,602)	(15,372)
Other Tax payable	6,706	151,419
Deposits received from underwriting sales	(1,397,824)	(568,629)
Net cash used in operating activities	(28,418,905)	(8,083,071)

Cash flows from investing activities
Acquisition of investments	-	(256,000)
Acquisition of property, plant and equipment	(83,630)	(223,447)
Proceeds from disposal of property and equipment	-	-
Capital contribution to unconsolidated affiliates	(353,115)	(2,285,335)
Advances to an unconsolidated affiliate	(12,825)	897,938
Repayment of advances to unconsolidated affiliates	114,360	-
Net cash used in investing activities	(335,210)	(1,866,844)

Cash flows from financing activities
Funds received from capital increase	3,400,000	-
Restricted cash	137,183	(281,609)
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	40,585
New bank loans	9,397,715	30,535,833
Repayments of bank loans	(5,838,636)	(18,777,596)
Advances from directors	64,340	9,823,922
Repayments of advances from directors	(2,606,917)	(8,074,030)
Advances from an affiliate	17,187,211	20,796
Proceeds from promissory notes	16,063,333	334,191
Repayments of promissory notes	(9,477,660)	(2,490,241)
Dividends paid to non-controlling interests	(69,444)	-
Net cash provided by financing activities	28,257,125	11,131,851

Effect of exchange rate changes on cash and cash equivalents	68,323	(60,808)

Net increase (decrease) in cash and cash equivalents	(428,667)	1,121,128
Cash and cash equivalents at beginning of year	2,055,251	934,123
Cash and cash equivalents at end of year	$1,626,584	$2,055,251

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2014	2013

Supplemental disclosure of cash flow information
Income taxes paid	$54,313	$158,172
Interest paid	5,349,991	3,681,642

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

As of December 31, 2014, the Company has the following major subsidiaries and equity investments.

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

CY-SRRE was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. SHXJY was established in the People’s Republic of China (“PRC”) on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004SHXJY and two individuals established a subsidiary, SZXJY in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9,2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY.

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

On January 10, 2005, LRY and a PRC third party established a subsidiary, SZGFH, a limited liability company in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds100% of the equity interest in SZGFH.

On November 24, 2006, CY-SRRE, SHXJY, a shareholder of SZXJY and a third party established a subsidiary, SZSY in the PRC, with CY-SRRE holding a12.5% equity interest, SHXJY holding a 26% equity interest and the shareholder of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the shareholder of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of its 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% voting rights in SZSY.

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

On October 13, 2011, SHXJY, four individual investors and an unrelated company established a project company in the PRC, namely LYSY to develop villa style residential housing buildings with an estimated construction period of 4 years. SHXJY holds 24% equity interest in LYSY. At the date of its incorporation, SRRE and an individual shareholder holding 51% equity interest in LYSY entered into a voting agreement that the Company is entitled to exercise the voting right of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and considers LYSY as a subsidiary of the Company.

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

On June 6, 2013, SHSY and LYRL together with other 4 investors established a company, namely Shanghai Daerwei, in the PRC focus on the business of trading on cosmetics. SHSY holds 19% and LYRL holds 11% equity interest of Shanghai Daerwei.

On July 25, August 19 and October 15, 2014, the company established three investment holding company separately, namely SHHT, SHSYTX and SZHT. These three company were 100% subsidiary of the Company and have not commenced its operations.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2014, the Company has a working capital deficiency, accumulated deficit from recurring net losses for the current and prior years, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Major Customers

During the year ended December 31, 2014, there were two customers that accounted for 21% and 12% of our net revenues separately, and there are $740,498 and $0 accounts receivable from these two customers separately as of December 31, 2014.

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

The exchange rates as of December 31, 2014 and December 31, 2013 are $1: RMB6.1190 and $1: RMB6.0969, respectively.

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

For the years ended December 31, 2014 and 2013, the Company had recognized any impairment for real estate property under development.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated Useful Life (in years)

Furniture and fixtures	5-10
Computer and office equipment	3-5
Motor vehicles	5
Properties	20

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2014 and 2013.

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

Other Investments

Where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the cost method. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible. The Company periodically evaluates the carrying value of its investment under the cost method and any decline in value is included in impairment of cost of the investment.

During the year ended December 31, 2014, the Company provided an allowance for impairment loss on other investments of $Nil (2013: $Nil). As of December 31, 2014, the allowance for impairment loss on other investments amounted to $78,444 (2013: $78,729).

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

During the year of 2012, the Company received no refundable government subsidy amount of $5,278,087 (RMB33,175,416). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2014, the Company’s deferred government subsidy amounted to $5,421,706 (2013: $5,441,358).

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2014 and 2013 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2014 and 2013.

New Accounting Pronouncements

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

In February 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date

In August 2015, the FASB issued ASU No. 2015-14 (“ASU 2015-15”), an update to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this guidance will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update2014-09.

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of December 31, 2014, the Company held cash deposits of $1,426,471 (2013: $1,432,838) as security for its short term borrowings (see Note 11) and cash deposits of $109,422 (2013: $246,895) as guarantee to the banks which provides mortgage loan to individual customers of ours construction products. These balances are subject to withdrawal restrictions and are not covered by insurance.

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

In March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co.. According to this agreement, the Company has got the right to develop the Guangxing LuProject,which located on 182 lane Guangxinglu, Putuo distirct, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

As of December 31, 2014, the real estate property under development totaled $71,377,187 (2013: $31,644,480).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2014	2013

Advances to staff	$33,609	12,444
Rental deposits	40,800	4,773
Prepaid expense	319,774
Prepaid tax	1,066,574	17,435
Other receivables	353,964	98,166
	$1,814,721	$132,818

Other receivables and deposits as of December 31, 2014 are stated net of allowance for doubtful accounts of $159,590 (2013: $147,626).

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2014	2013

Furniture and fixtures	$474,199	$244,314
Computer and office equipment	298,055	196,267
Motor vehicles	762,963	922,367
Properties	9,623,547	9,889,772
	11,158,764	11,252,720
Less: Accumulated depreciation	(2,688,684)	(2,136,583)
	$8,470,080	$9,116,137

During the year ended December 31, 2014, depreciation and amortization expense for property and equipment amounted to $679,695 (2013: $671,551).

All properties as of December 31, 2014 and 2013 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 8 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2014	2013

Investment properties	$10,119,435	$10,156,117
Less: Accumulated depreciation	(4,418,590)	(4,047,594)
	$5,700,845	$6,108,523

During the year ended December 31, 2014, depreciation and amortization expense for investment properties amounted to $383,964 (2013:$ 484,140).

All investment properties as of December 31,2014and 2013were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 9 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), Shanghai Daerwei (30%), SHXXY and SHXG. As of December 31, 2014, the investment amount in WHYYL and Shanghai Daerwei were $5,218,451 and $258,039 separately. The investments of SHXXY and SHXG have been impaired to $0 as of December 31, 2014.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. Shanghai Daerwei is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

As of December 31, 2014, the carrying amount of the Company’s investment in WHYYL was $5,218,451 (2013: $5,642,909), which included its equity in loss of WHYYL, net of income taxes, totaling $404,077 (2013: $574.254) for the year. The following table sets forth the financial information of WHYYL.

	Years Ended December 31,
	2014	2013

Revenues	$-	$-

Net loss	$821,118	$1,155,647

	December 31,	December 31,
	2014	2013

Current assets	$55,563,441	$53,013,965
Non-current assets	902,342	794,446
Total assets	56,465,783	53,808,411

Current liabilities	45,815,315	42,291,701
Total equity	$10,650,468	$11,526,300

As of December 31, 2014, the Company has a balance of $ 2,695,010(2013: $3,538,939) due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2014, the Company recorded interest income of $744,909 (2013: $831,619) from WHYYL.

During the year ended December 31, 2014, the Company provided an allowance for impairment loss on investments in unconsolidated affiliates of $0 (2013: $143,732). As of December 31, 2014, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $236,028 (2013: $236,028).

NOTE 10 - OTHER INVESTMENTS, NET

As of December 31, 2014 and 2013, investments accounted using the cost method consist of various companies engaging in real estate agency or property related services.

During the years ended December 31, 2014 and 2013, the Company recorded no income from other investments. The Company provided an allowance of impairment loss on other investments for the year ended December 31, 2014 of $Nil (2013: $Nil). As of December 31, 2014, the Company’s allowance for impairment loss on other investments amounted to $78,444 (2013: $78,729).

NOTE 11 - BANK LOANS

In January 2013, the Company obtained three bank loans with an aggregate principal amount of $1,307,403 (RMB8,000,000) from Bank of China. The borrowings under these agreements have 1-year term, bearing interest at a rate of 7.5% per annum, and are secured by the properties of two unrelated parties and personally guaranteed by Lin Chi-Jung, the Company’s CEO, President and Chairman, and his wife. In January 2014, the Company renewed and extended the maturity of these loans for a 1-year period by entering into two new loan agreements with Bank of China under the same terms of the previous three loan agreements. As of December 31,2014 and December 31,2013, the total outstanding balance of these loans was $1,307,403 and $1,312,143.

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $5,850,629 (RMB35,800,000) as of December 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the six months ended September 30, 2014 was 7.6875% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (see Note 7), guaranteed by a director of the Company, and matures on March 31, 2015. As of December 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $ 4,984,475 and $5,002,543, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,256,905 (RMB75,000,000) as of December 31, 2014. The borrowings under this facility bear interest at a rate per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate December 31, 2014 was 7.6875% per annum. The facility of credit is secured by all of the Company’s investment properties (see Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. Borrowings under this facility are renewable for an additional period not longer than 36 months and are due not later than March 31, 2015. As of December 31, 2014 and December 31, 2013, the Company had outstanding loan balances of $12,256,905 (RMB75,000,000) and $12,301,332 (RMB75,000,000), respectively, under this facility line of credit.

NOTE 12 - PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $13,396,206 and $4,811,670 as of December 31, 2014 and December 31, 2013, respectively.

The promissory note with an outstanding principal of $1,877,729 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013 and the new terms of repayment had not been determined with the debtor and therefore had no fixed term of repayment. As of December 31, 2014 and December 31, 2013, the outstanding principal in default and the unpaid interest related to this promissory note amounted to $1,877,729 and $2,308,974, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal as of December 31, 2014 amounting to $817,127 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $817,127 and $869,294, respectively.

The promissory note with a principal as of December 31, 2014 amounts to $817,127bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $817,127 and $820,089, respectively.

The promissory note with a principal as of December 31, 2014 amounts to $163,425 bears interest at a rate of 15.75% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $175,223 and $167,247, respectively.

The promissory note with a principal of $1,634,254 as of December 31, 2014 bears interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $1,893,465.

The promissory note with a principal of $4,902,762 as of December 31, 2014 bears interest at the rate of 26.7% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $5,890,701.

The promissory note with a principal of $163,425 as of December 31, 2014 bears interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $188,212.

The promissory note with a principal of $817,127 as of December 31, 2014 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $892,030.

The promissory note with a principal of $457,591 as of December 31, 2014 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $522,093.

The promissory note with a principal of $300,000 as of December 31, 2014 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2014 and December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $322,500 and $300,000, respectively..

At December 31, 2013, the outstanding principal and unpaid interest related to this promissory note amounted to $346,066, which has been paid in 2014.

During the year ended December 31, 2014, the interest expense related to these promissory notes was $1,998,862 (2013: $813,626).

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2014	2013

Lin Chi-Jung	$10,073,426	$10,866,943
Lin Chao-Chin	23,027	18,224
Lin Hsin-Hung	32,794	23,110
	$10,129,247	$10,908,277

(a)	The balance due to Lin Chi-Jung, the Company’s CEO, President and Chairman, consists of a balance of unpaid salaries and reimbursements totaling $44,416 (2013:$90,633) and advances together with unpaid interest totaling $10,029,010 (2013: $10,776,310).

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per annum. During the year ended December 31, 2014, the interest expense related to these advances amounted to $1,763,546 (2013: $2,024,041). Included in the outstanding amounts with Lin Chi-Jung are advances of $ 2,451,381 that are currently in default.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – ACCOUNTS PAYABLE

As of December 31, 2014 and 2013, the balances of accounts payable were $10,531,908 and $5,665,811, respectively. The balance of accounts payable as of December 31, 2014 included unpaid development fee of Linyi project of $7,270,855. The other balance was due to agents of operating business.

NOTE 15 - CUSTOMER DEPOSITS

Customer deposits consisted the sales from real estate development project (Linyi project) which cannot recognized as revenue at the accounting period and deposits received for rental.

Linyi project has started pre-sales in November 2013, as of December 31, 2014, the pre-sales amounted to $12,306,707.

NOTE 16- AMOUNT DUE TO AN AFFILIATE

In August 2014, the company obtained a entrusted bank loan of $16,342,540 (RMB100,000,000) from China Everbright Bank bearing interest at a rate of 14% per annum. The loan is specific for the real estate development of Guxing Lu Project. The loan capital is come from Jiaxing Shangyang, a limited partnership created by the Company and Chongqing Nongxin Investment Co., Ltd. The accrued interest expense of this entrusted loan is $ 915,182 at the end of December 31, 2014.

There are other amount due to affiliates include due to Jiaxing Shangyang, XG and SHXXY, with amount of $114,398, $20,264 and $4,563, respectively.

NOTE 17- OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2014	2013

Accrued staff commission and bonus	$532,411	$675,138
Rental deposits received	374,680	447,260
Other payables	217,777	287,606)
Dividends payable to non-controlling interest	290,188
	$1,415,056	$1,410,004

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 18 - INCOME TAXES PAYABLE

SRRE, CY-SRRE and LRY do not generate any income and therefore are not subject to income taxes in the U.S., the British Virgin Islands or the Cayman Islands. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in the years ended December 31, 2014 and 2013.

Income tax benefit consists of

	Years Ended December 31,
	2014	2013
PRC
Provision for income tax	$47,711	$349,295
Deferred tax benefit	(17,129)	0
Total income tax benefit	$30,583	$349,295

Income taxes represent current PRC income taxes, which are calculated at the applicable statutory income tax rate on the assessable income for the years ended December 31, 2014 and 2013. A reconciliation of the provision for income taxes, with amounts determined by applying the PRC statutory income tax rate to loss before income taxes, is as follows:

	Years Ended December 31,
	2014	2013

Provision for income tax benefit at PRC statutory tax rate of 25%	$44,194	$(18,878)
Permanent differences	(14,116)	12,428
Under (Over)-provision for income taxes in prior years	505	206,343
Change in valuation allowance		149,403
Total income tax benefit	$30,583	$349,295

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carryforwards of $17,129 as of December 31, 2014 (2013: $Nil).

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

NOTE 19– LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $11,439,778 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC. For the year ended December 31, 2014, total loan interest was approximately $2,372,564, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $45,030,368 as of December 31, 2014. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds, which will be made payments after application and approval procedure. As of December 31, 2014, the cash restricted in relation to the borrowings from China CITIC Bank was $Nil (2013: $246,895).On May 2014, the Company paid $4,575,911 (RMB28,000,000) to the bank. As of December 31, 2014, the Company had outstanding loan balance of $6,863,866 (RMB42,000,000) under this facility line of credit.

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a 3-year term in the principal amount of $19,611,047(RMB120,000,000) at an interest rate of 7.025% per annum. At the end of December 31, 2014, there are $8,171,270 (RMB50,000,000) draw down from this loan facility.

	December 31,	December 31,
	2014	2013

Outstanding borrowings	$15,062,230	$11,481,245
Less: Current portion of long term borrowings	6,890,960	4,592,498
	$8,171,270	$6,888, 747

NOTE 20- DEFERRED GOVERNEMNET SUBSIDY

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

The Company has received refundable government subsidy of $5,421,706 as of December 31, 2014. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

NOTE 21- STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2014, the Company’s statutory reserve fund was $812,582 (2013: $812,467).

NOTE 22- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2014 were $50,265 (2013: $254,559).

As of December 31, 2014, the Company had the following operating lease obligations falling due.

Amount
Year Ending
2015	$11,299
2016	-
2017	-
$11,299

NOTE 23- SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year Ended December 31, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$8,611,639	$-	$-	$8,611,639
Cost of revenues	(4,350,690)	-	-	(4,350,690)
Gross income	4,260,949	-	-	4,260,949

Operating expenses	(1,221,856)	(693,897)	-	(1,915,753)
General and administrative expenses	(2,845,692)	(1,529,493)	(212,343)	(4,587,529)
Operating income (loss)	193,400	(2,223,390)	(212,343)	(2,242,333)

Other income (expenses)
Interest income	509,079	343,985	-	853,055
Interest expense	(3,356,238)	-	(45,000)	(3,401,238)
Miscellaneous	51,712	,2,255	-	53,967
Equity in net loss of unconsolidated affiliates	(99,969)	(402,348)	57,037	(445,280)
Total other (expenses) income	(2,895,425)	(56,109)	12,307	(2,939,496)

Loss before income taxes	(2,702,025)	(2,279,499)	(200,305)	(5,181,829)
Income tax (expense) benefit	(40,518)	15,639	(5,704)	(30,583)
Net income(loss)	$(2,742,543)	$(2,263,860)	$(206,009)	$(5,212,412)

	Year ended December 31, 2013
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$11,240,190	$-	$-	$11,240,190
Cost of revenues	(4,412,118)	-	-	(4,412,118)
Gross income	6,828,072	-	-	6,828,072

Operating expenses	(1,343,398)	(1,049,597)	-	(2,392,995)
General and administrative expenses	(2,725,323)	(4,341,357)	(545,012)	(7,611,693)
Operating loss	2,759,350	(5,390,954)	(545,012)	(3,176,616)

Other income (expenses)
Interest income	882,584	232,307	16	1,114,907
Interest expense	(3,808,133)	-	(80,604)	(3,888,737)
Miscellaneous	305,944	(2,972)	-	302,972
Equity in net loss of an unconsolidated affiliate	(3,751)	(566,267)	(143,732)	(746,749)
Total other (expenses) income	(2,656,356)	(336,932)	(224,320)	(3,217,607)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(102,994)	(5,727,886)	(769,332)	(6,394,223)
Income tax (expense) benefit	(156,777)	(192,518)	-	(349,296)
Net loss	$(53,783)	$(5,920,404)	$(769,332)	$(6,743,519)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of December 31, 2014
Real estate property under development	$-	$71,377,187	$-	$77,377,187
Total assets	25,376,692	75,908,713	53,305	101,338,710

As of December 31, 2013
Real estate property under development	$-	$31,644,480	$-	$31,644,480
Total assets	24,122,374	38,260,574	13,090	62,396,039

NOTE 24- ERROR CORRECTION

There were error corrections made in the 2013 financial statements. These corrections were made from updated information and impairments made for the year ended December 31, 2013.

The following summarizes the above error corrections.

	Previously Reported	Adjustment	As Restated
Balance Sheets
Total Assets	61,698,318	697,721	62,396,039
Total Liabilities	58,095,126	5,412,573	63,507,699
Total liabilities and shareholders’ deficit	(8,856,248)	(1,372,896)	(10,229,144)
Statement of Operations
Net Revenues	12,763,447	(1,523,257)	11,240,190
Net Loss	(1,931,311)	(5,357,281)	(7,288,592)
Loss Per Share – Basic and Fully Diluted	(0.04)	(0.06)	(0.1)
Weighted average common shares outstanding – Basic and Fully Diluted	28,691,925		28,691,925

NOTE 25 –SUBSEQUENT EVENTS

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2014 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2014.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2014.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

—	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
—	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2014 and 2013and the related consolidated statements of operations, comprehensive loss, stockholders'equity, and cash flows for the years ended December 31, 2014 and 2013, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	55	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	65	Director
November 28, 2006	LIN HSIN-HUNG	60	Executive Director
November 23, 2004	CHEN REN	67	Director
November 23, 2004	FU XUAN-JIE	85	Director
November 23, 2004	LI XIAO-GANG	57	Director
June 24, 2013	MI YONG JUN	41	Chief Financial Officer

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 55, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 65, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 60, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 67, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 85, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 57, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mi Yong Jun (Appointed on June 24, 2013)

Mr. Mi, age 41, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2014, 2013 and 2012 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung	2014	72,960	-	-	-	-	-	4,505	77,465
CEO, President & Chairman	2013	72,960	-	-	-	-	-	4,505	77,465
Executive Officer of subsidiaries	2012	72,960	-	-	-	-	-	4,505	77,465

Wang Wen Yan, CFO	2013	21,500	-	-	-	-	-	429	21,929
	2012	44,279						929	45,208

Mi Yong Jun	2014	24,500	-	-	-	-	-	295	24,795
CFO (June 24, 2013)	2013	24,500	-	-	-	-	-	295	24,795

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

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 25th Fl., Bldg A	44,511,400	(1)	64.80%

Common	Lin Hsin-Hung Hengfeng Road, No. 638, 25th Fl., Bldg A	334,750	(2)	0.49%

Common	Lin Chao Chun	4,511,400	(3)	6.57%

All Directors and Officers As a Group		32,757,550		71.85%

Common	Better Time International	3,530,000	(4)	5.14%

Common	Good Speed Service Limited	3,469,572	(5)	5.05%

Non-Officers and Directors		6,999,572		10.19%

(1)	These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficiary owner
(2)	These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.
(3)	These shares are owned by Robert Lin Investments, Inc., of which Mr. Lin Chao Chun is the sole beneficiary owner.
(4)	The beneficiary owner of Better Time International is Wang Chun-Chieh.
(5)	The beneficiary owner of Good Speed Services Limited is Yuan Chi Lung.

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

Amounts Due To Directors

The amounts due to directors as of December 31, 2014 were $10,168,618. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2014 was $10,112,798, which consists of a balance of unpaid salaries and reimbursements totaling $31,663 and unsecured advances together with unpaid interest totaling $10,081,135.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 9.6% to 36.5% per annum. During the years ended December 31, 2014 and 2013, the interest expense related to these advances amounted to $1,763,546 and $1,915,510, respectively.

Amount Due to Lin Chao-Chin

The balance due to Lin Chao-Chin as of December 31, 2014 was $NIL.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hungas of December 31, 2014 was $55,820, which is unsecured, interest-free and has no fixed term of repayment.

Advances To An Unconsolidated Affiliate

Advances to an unconsolidated affiliate as of December 31, 2014was$ 2,965,360.The balance bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2014, the Company recorded interest income of $262,754 related to the advances.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang and Chen Ren, constitute members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Kenne Ruan CPA, P.C. (“Kenne Ruan”). As reported in our Form 8-K filed on March13, 2015, the Company appointed Kenne Ruan as its independent accountant effective immediately. Our previous independent accountant was Finesse CPA, P.C. (“Finesse”). Set below are aggregate fees billed by Kenne Ruan and Finesse for professional services rendered the audit and quarterly reviews of the Company’s financial statements included in our Forms 10-K and 10-Q for the fiscal years ended December 31, 2014 and 2013.

Audit Fees

For the years ended December 31, 2014 and 2013, the fees billed from Kenne Ruan and Finesse were $117,666 (2013: $61,507) and $NIL (2013: $154,177), respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Finesse and Kenne Ruan did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2014 and 2013.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit
Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on August 21, 2014)

10.23	Stock purchase agreement dated November10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on November 10, 2014)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.(Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO.(Incorporated by reference from Form 8-K dated March27, 2012)

101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director
DATE: June 20, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Principal Executive Officer	June 20, 2017
Lin Chi-Jung	and Director

/s/ Mi Yong Jun	Chief Financial Officer	June 20, 2017
Mi Yong Jun

/s/ Lin Chao-Chin	Director	June 20, 2017
Lin Chao-Chin

/s/ Lin Hsin Hung	Director	June 20, 2017
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	June 20, 2017
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	June 20, 2017
Li Xiao-Gang

/s/ Chen Ren	Director	June 20, 2017
Chen Ren

