Form 10-Q
period 2015-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2017-10-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities  Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: September 26, 2017 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$2,616,338	$1,626,583
Restricted cash (Note 3)	125,954	1,535,894
Accounts receivable	1,311,766	1,270,299
Promissory deposits (Note 4)	1,212,523	1,190,972
Real estate property under development (Note 5)	73,221,826	71,377,187
Amount due from an unconsolidated affiliate (Note 9)	2,448,195	2,695,010
Other receivables and deposits, net (Note 6)	2,966,688	1,814,721
Total current assets	83,903,290	81,510,666

Property and equipment, net (Note 7)	8,392,803	8,470,080
Investment properties, net (Note 8)	5,583,273	5,700,845
Deferred tax assets (Note 15)	63,367	17,202
Investment in an unconsolidated affiliate (Note 9)	5,512,201	5,476,491
Other investments	162,809	163,426
Total assets	$103,617,743	$101,338,710

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$17,008,532	$18,548,782
Current portion of long term borrowings (Note 11)	6,837,941	6,890,960
Promissory notes payable (Note 12)	13,664,656	13,396,206
Accounts payable	8,889,492	10,531,908
Amounts due to directors (Note 13)	7,937,979	10,129,247
Amount due to an affiliate	20,486,899	17,396,948
Customer deposits	14,077,981	12,306,708
Other payables and accrued expenses (Note 14)	1,194,856	1,415,056
Other taxes payable	280,227	301,775
Dividends payables	-	-
Income taxes payable	120,043	120,497
Total current liabilities	90,498,606	91,038,087

Long term bank loan (Note 11)	13,024,649	8,171,270
Deferred government subsidy (Note 15)	5,401,227	5,421,706
Total liabilities	108,924,482	104,631,063

Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 17)	851,729	812,582
Accumulated losses	(21,336,331)	(19,780,232)
Accumulated other comprehensive income	340,809	259,173

Total deficit of Sunrise Real Estate Group, Inc.	(11,886,866)	(10,451,550)
Non-controlling interests	6,580,127	7,159,197
Total shareholders’ equity	(5,306,739)	(3,292,353)
Total liabilities and shareholders’ equity	$103,617,743	$101,338,710

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2015	2014

Net revenues	$1,395,418	$2,168,524
Cost of revenues	(732,900)	(1,257,131)
Gross profit	662,518	911,393

Operating expenses	(561,187)	(472,029)
General and administrative expenses	(1,080,637)	(827,792)
Operating loss	(979,306)	(388,428)

Other income (expenses)
Interest income	27,929	213,566
Interest expense	(650,819)	(851,415)
Other income, net	(248,827)	(12,937)
Equity in net gain (loss) of unconsolidated affiliates	(213,865)	(130,085)
Total Other Expenses	(1,085,582)	(780,871)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(2,064,888)	(1,169,299)

Income tax benefit (expense)	46,229	17,577
Net loss	(2,018,659)	(1,151,722)
Less: Net loss attributable to non-controlling Interests	462,560	276,043
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,556,099)	$(875,679)

Loss per share – basic and fully diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	28,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2015	2014

Net Loss	$(2,018,659)	$(1,151,722)

Other comprehensive income (loss)
- Foreign currency translation adjustment	(34,876)	12,590

Total comprehensive loss	(2,053,535)	(1,139,132)
Less: Comprehensive loss (income) attributable to non-controlling interests	579,071	355,630

Total comprehensive loss attributable to stockholders of Sunrise Real Estate Group, Inc.	$(1,474,464)	$(783,502)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(2,018,659)	$(1,151,722)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	262,683	265,408
Bad debts	191,757	-
Loss (Gain) on disposal of property, plant and equipment	-	13,934
Equity loss of an unconsolidated affiliate	213,865	130,085
Changes in assets and liabilities
Accounts receivable	(238,022)	50,676
Promissory deposits	(26,049)	(21,932)
Real estate property under development	(2,114,241)	(2,372,028)
Customer Deposits	1,817,757	1,966,212
Amount due from unconsolidated affiliates	166,550	914,021
Other receivables and deposits	(1,158,821)	(8,318,064)
Deferred tax assets	(46,230)	(21,549)
Accounts payable	(1,602,635)	174,432
Other payables and accrued expenses	(214,854)	212,736
Deposits received from underwriting sales	-	(405,397)
Interest payable on promissory notes	1,054,291	69,961
Interest payable on amounts due to directors	382,020	424,070
Other taxes payable	(20,408)	(39,433)
Income taxes payable	-	(52,274)
Net cash used in operating activities	(3,350,996)	(8,160,864)

Cash flows from investing activities
Purchases of property and equipment	(122,581)	(3,415)
Capital injection to unconsolidated affiliates	(270,261)	-
Advances to unconsolidated affiliates, net	(3,178)	(3,047)
Net cash used in investing activities	(396,020)	(6,462)

Cash flows from financing activities
Restricted cash	1,404,139	224,405
Bank loan repayments	(2,691,250)	(5,108,000)
New bank loans	6,105,304	5,108,000
Advances from directors	19,644	180,399
Repayments of advances from directors	(2,555,096)	(2,551,788)
Advances from an affiliate	2,765,963	-
Repayments from an affiliate	(172,577)	-
Proceeds from new promissory notes	18,111	11,604,300
Repayments of promissory notes	(184,742)	(1,178,691)
Dividend paid to non-controlling interests	-	(358,726)
Net cash provided by financing activities	4,709,496	7,919,899

Effect of exchange rate changes on cash and cash equivalents	27,274	1,802

Net decrease in cash and cash equivalents	989,754	(245,625)
Cash and cash equivalents at beginning of year	1,626,583	2,055,251
Cash and cash equivalents at end of year	$2,616,339	$1,809,625

Supplemental disclosure of cash flow information
Income taxes paid	$50,266	$54,313
Interest paid	943,865	5,349,991

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

As of March 31, 2015, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Shenzhen Hui Tian (“SZHT”)	October 15, 2014	PRC	100%	Subsidiary	Investment holding
Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd (“CQNXSY”)	January 14, 2015	PRC	65%	Subsidiary	Investment holding
Suzhou Shangyang Huitian Wealth Investment Management Co., Ltd (SZSYHT)	January 14, 2015	PRC	75%	Subsidiary	Investment holding

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.

**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 and 2014, and the cash flows for the three months ended March 31, 2015 and 2014. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2015, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of March 31, 2015 and December 31, 2014 are $1: RMB6.1422 and $1: RMB6.1521, respectively.

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

For the three months ended March 31, 2015 and 2014, the Company had not recognized any impairment for real estate property under development.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of March 31, 2015 and December 31, 2014, the balance of deferred government subsidy were $5,401,227 and $5,421,706, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of March 31, 2015 and December 31, 2014, the Company held cash deposits of $125,954 and $1,535,894, respectively, as security for its bank loans (see Note 11). These balances were subject to withdrawal restrictions and were not covered by insurance.

NOTE 4 – PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu Project, which located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

As of March 31, 2015, land use rights included in real estate property under development totaled $73,221,826.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2015	2014

Advances to staff	$24,481	33,609
Rental deposits	1,265,808	40,800
Prepaid expense	78,415	319,774
Prepaid tax	1,305,513	1,066,574
Other receivables	292,471	353,964
	$2,966,688	$1,814,721

Other receivables and deposits as of March 31, 2015 and December 31, 2014 were stated net of allowance for doubtful accounts of $351,347 and $159,590, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2015	2014

Furniture and fixtures	$378,501	$474,199
Computer and office equipment	287,232	298,055
Motor vehicles	759,085	761,963
Properties	9,811,165	9,622,547
	11,235,983	11,156,764
Less: Accumulated depreciation	(2,843,180)	(2,686,684)
	$8,392,803	$8,470,080

Depreciation and amortization expense for property and equipment amounted to$154,496 and $215,524 for the three months ended March 31, 2015 and 2014, respectively.

All properties as of March 31, 2015 and December 31, 2014 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2015	2014

Investment properties	$10,081,212	$10,119,435
Less: Accumulated depreciation	(4,497,939)	(4,418,590)
	$5,583,273	$5,700,845

Depreciation and amortization expense for investment properties amounted to $96,039 and $96,405 for the three months ended March 31, 2015 and 2014, respectively.

All investment properties as of March 31, 2015 and December 31, 2014 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (30%) As of March 31, 2015, the investment amount in WHYYL and SHDEW were $5,022,843 and $550,411 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of March 31, 2015 the investment in WHYYL was $5,022,843, which included its equity in net loss of WHYYL, net of income taxes, totaling $358,974 as of March 31, 2015. The following table sets forth the unaudited financial information of WHYYL.

	Three Months ended March 31,
	2015	2014

Revenues	$-	$-

Net loss	$358,974	$229,345

	March 31,	December 31,
	2015	2014

Current assets	$66,518,054	$55,563,441
Non-current assets	998,753	902,342
Total assets	67,516,807	56,465,783

Current liabilities	57,265,541	45,815,315
Total equity	$10,251,266	$10,650,468

As of March 31, 2015 and December 31, 2014, the Company has a balance of $2,442,982 and $2,695,010 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the three months ended March 31, 2015 and 2014, the Company recorded interest income of $NIL and $97,315 from WHYYL, respectively.

SHDEW was established in June, 2013 with its business as a skincare and cosmetic company. The company has made progress in its operation. Its WeChat store has over a million members. It is developing its own skincare products as well as solidifying its position in the e-commerce platform.

As of March 31, 2015, the net profit for SHDEW was $774,310 with total equity in the amount of $1,649,617.

	Three Months ended March 31,
	2015	2014

Revenues	$1,704,454	$-

Net loss	$774,310	$(60,724)

	March 31,	December 31,
	2015	2014

Current assets	$5,798,367	$799,046
Non-current assets	18,525,	99,535
Total assets	5,798,367	898,581

Current liabilities	4,148,749	19,955
Total equity	$1,649,617	$878,626

NOTE 10 – BANK LOANS

In January 2014, the Company obtained a bank loan of $1,302,465 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”) . The loan is secured by the properties of two unrelated parties and matured on March 1, 2015. In February and March 2015, the Company entered into two new loan for 1 year period with the amount of $1,154,983(RMB7,500,000) As of March 31, 2015 and December 31, 2014, the outstanding balance of this loan was $1,139,657 (RMB7, 000,000) and $1,307,403 (RMB8,000,000).

In August 2012, the Company entered into a 3 year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 5,850,629 (RMB35, 800,000) as of March 31, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the three months ended March 31, 2015 was 8.625% per annum. The credit facility was secured by all of the Company’s properties included in property and equipment (See Note 7), guaranteed by a director of the Company, and matured on March 31, 2015. In March 2015, this facility was extended for 1 year period matured on March 31, 2016. As of March 31, 2015 and December 31, 2014, the Company had outstanding loan balances of $5,828,530 and $5,850,629, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3 year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,256,905 (RMB75,000,000) as of March 31, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate March 31, 2015 was 8.625% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matured on March 31, 2015. In March 2015, this facility was extended for 1-year period matured on March 31, 2016. As of March 31, 2015 and December 31, 2014, the Company had outstanding loan balances of $9,470,518 (RMB58,169,820) and $11,390,750 (RMB69,700,000), respectively, under this facility line of credit.

NOTE 11 – LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2 year term in the principal amount of $10,779,845 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC. For the period ended March 31, 2015, total loan interest was approximately $2,499,355, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $41,052,862 as of March 31, 2015. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds. As of March 2015, the Company had paid $4,558,627 (RMB28,000,000) to the bank. As of March 31, 2015, the Company had outstanding loan balance of $6,837,941 (RMB42,000,000) under this facility line of credit.

On December 16, 2014, the Company entered into a project finance loan agreement with Hua XiA Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a 3-year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. As of March 31, 2015, there were $13,024,649 (RMB80,000,000) draw down from this loan facility.

	March 31,	December 31,
	2015	2014

Outstanding borrowings	$19,862,590	$15,062,230
Less: Current portion of long term borrowings	6,837,941	6,890,960
	13,024,649	8,171,270

For the three months period ended March 31, 2015, total loan interest was approximately $397,745, which was capitalized in the development cost of the Linyi project and Guxinglu project.

NOTE 12 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $11,765,280 and $13,396,206 as of March 31, 2015 and December 31, 2014, respectively.

The promissory note with an outstanding principal of $1,729,355 bears an interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013 and the new terms of repayment has not been determined with the debtor and therefore has no fixed term of repayment. As of March 31, 2015 and December 31, 2014, the outstanding principal in default and the unpaid interest related to this promissory note amounted to $1,729,355 and $1,877,729, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal as of March 31, 2015 amounting to $814,041 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $814,041 and $817,127, respectively.

The promissory note with a principal as of March 31, 2015 amounting to $814,041 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $814,041 and $817,127, respectively.

The promissory note with a principal as of March 31, 2015 amounting to $162,808 bears an interest at a rate of 15.75% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $170,287 and $175,223, respectively.

The promissory note with a principal of $1,628,081 as of March 31, 2015 bears an interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $1,966,602.

The promissory note with a principal of $4,884,243 as of March 31, 2015 bears an interest at the rate of 26.7% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $6,189,647.

The promissory note with a principal of $162,808 as of March 31, 2015 bears an interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $195,530.

The promissory note with a principal of $814,041 as of March 31, 2015 bears an interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $918,769.

The promissory note with a principal of $455,863 as of March 31, 2015 bears an interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $536,981.

The promissory note with a principal of $300,000 as of March 31, 2015 bears an interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $329,404 and $322,500, respectively.

For the three months ended March 31, 2015, the interest expense related to these promissory notes was $553,112.

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2015	2014

Lin Chi-Jung	$7,877,722	$10,073,426
Lin Hsin-Hung	60,257	32,794
Lin Chao-Chin	-	23,028
	$7,937,979	$10,129,247

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2015 and December 31, 2014 were $7,877,722 and $10,073,426, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2015	2014

Accrued staff commission and bonus	$382,614	$552,022
Rental deposits received	317,818	374,680
Customer deposits	26,739	-
Dividends payable to non-controlling interest	289,092	290,188
Other payables	178,593	198,166
	$1,194,856	$1,415,056

NOTE 15 – DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of March 31, 2015 and December 31, 2014, the Company received $5,401,226 and $5,421,706, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March31, 2015 and 2014 were $100,139 and $61,494, respectively.

As of March 31, 2015, the Company had the following operating lease obligations.

Amount

Within one year	$128,251
Two to five years	116,015
$244,266

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2015 and December 31, 2014, the Company’s statutory reserve fund was $851,729 and $812,582, respectively.

NOTE 18 – SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2015
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$1,395,418	$-	$-	$1,395,418
Cost of revenues	(732,900)	-	-	(732,900)
Gross profit	662,518	-	-	662,518

Operating expenses	(201,567)	(349,305)	(10,315)	(561,187)
General and administrative expenses	(805,892)	(188,241)	(86,505)	(1,080,638)
Operating loss	344,940	(537,547)	(96,820)	(979,306)

Other income (expenses)
Interest income	27,706	214	9	27,929
Interest expense	(629,249)	-	(21,569)	(650,819)
Other income, Net	(245,459)	(3,368)	-	(248,827)
Equity in net loss of unconsolidated affiliates	(37,968)	(175,897)		(213,865)
Total other (expenses) income	(884,971)	(179,052)	(21,560)	(1,085,582)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(1,229,911)	(716,598)	(118,380)	(2,064,888)

Income tax	-	46,230	-	46,229
Equity in net loss of an unconsolidated affiliate, net of income taxes	-	-	-	-
Net loss	$(1,229,911)	$(670,368)	$(118,380)	$(2,018,659)

	Three Months ended March 31, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$2,168,524	$-	$-	$2,168,524
Cost of revenues	(1,257,131)	-	-	(1,257,131)
Gross profit	911,393	-	-	911,393

Operating expenses	(275,579)	(196,450)	-	(472,029)
General and administrative expenses	(665,626)	(129,446)	(32,720)	(827,792)
Operating loss	(29,812)	(325,896)	(32,720)	(388,428)

Other income (expenses)
Interest income	127,202	86,364	-	213,566
Interest expense	(840,165)	-	(11,250)	(851,415)
Other income, Net	(12,427)	(510)	-	(12,937)
Equity in net loss of an unconsolidated affiliate, net	(130,085)			(130,085)
Total other (expenses) income	(855,475)	85,854	(11,250)	(780,871)

Loss before income taxes	(755,201)	(240,043)	(43,970)	(1,039,213)

Income tax benefit	23,280	-	(5,704)	17,577
	-	-	-	-
Net loss	$(862,006)	$(240,043)	$(49,674)	$(1,151,722)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of March 31, 2015
Real estate property under development	$-	$73,221,826	$-	$73,221826
Total assets	25,439,715	78,000,784	177,244	103,617,743

As of March 31, 2014
Real estate property under development	$-	$33,719,775	$-	$33,719,775
Total assets	27,933,272	42,776,798	5,571	70,715,641

NOTE 19 – ERROR CORRECTION

There were adjustments made in the 2014 Q1 financial statements. These adjustments were made from updated information and impairments made for the period ended March 31, 2014.

The following summarizes the above restatements.

	Previously Reported	Adjustment	As Restated
Balance Sheets
Total Assets	69,905,665	809,976	70,715,641
Total Liabilities	67,705,119	5,619,926	73,325,045
Shareholders’ deficit	(9,650,418)	(1,362,114)	(11,012,532)
Statement of Operations
Net Revenues	2,721,154	(552,630)	2,168,524
Net Loss	(716,547)	(435,175)	(1,151,722)
Loss Per Share – Basic and Fully Diluted	(0.04)	0.01	(0.03)
Weighted average common shares outstanding – Basic and Fully Diluted	28,691,925		28,691,925

NOTE 20 – SUBSEQUENT EVENTS

On July 31, 2017, our Board of Directors engaged RH. CPA, as the Registrant’s certifying accountant to audit the registrant's financial statements, replacing its former certifying accountant, Kenne Ruan CPA, P.C. (“Kenne Ruan”). Upon receipt of the notice that the Registrant’s acceptance of the proposal from RH, CPA to audit its consolidated financial statements for the fiscal year ending December 31, 2015, Kenne Ruan resigned as the Registrant’s certifying accountant on July 31, 2017.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SHDEW was established in June of 2013 with its business as a skincare and cosmetic company. It is developing its own skincare products as well as solidifying its position in the ecommerce platform. Its main products include the TST line. The company’s business strategy is to target different consumer base using online and offline sales platform with effective and innovative products to be an established brand in China. The company has made progress in its operation. Its WeChat store has over a million members.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months ended March 31, 2015 and 2014

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2015 with comparisons to the period ended March 31, 2014.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2015	% to total	2014	% to total	% change
Agency sales	1,057,414	76	1,012,396	47	4
Property management	338,005	24	630,308	29	(46)
Underwriting sales	0	0	525,821	24	(100)
Net revenue	1,395,418	100	2,168,524	100	(36)

The net revenue in the first quarter of 2015 was $1,395,418, which was decreased by 36% from $2,168,524 in the first quarter of 2014. In the first quarter of 2015, agency sales represented 76% of net revenue, underwriting sales represented 0% and property management represented 24%. The decrease in net revenue in the first quarter of 2015 was mainly due to the decrease in our underwriting sales and property management.

Agency Sales

Agency sales represented 76% of our net revenue in the first quarter of 2015 and revenue from agency sales increased by 4% compared with same period in 2014. The increase in agency sales was due to taking in more projects.

Because of our diverse market locations, the risk of market fluctuations has been decreased on our business operations in agency sales in 2015, and we are continually seeking stable growth in our agency sales business in 2015. However, there can be no assurance that we will be able to do so.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. As of March 31, 2015, our entire underwriting obligation has been completed.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. As of March 31, 2014, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agree to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of March 31, 2015, there were no lease commitments.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2015	% to total	2014	% to total	% change
Agency sales	395,956	54	657,921	52	(39)
Property management	336,944	46	478,786	38	(29)
Underwriting sales	0	0	120,424	10	(100)
Cost of revenue	732,900	100	1,257,131	100	(42)

The cost of revenue in the first quarter of 2015 was $732,900, an decrease of 42% from $1,257,131 in the same period in 2014. In the first quarter of 2015, cost of agency sales represented 54% of cost of revenue, cost of underwriting sales represented 0% and cost of property management represented 46%. The decrease in cost of revenue in first quarter of 2015 was mainly due to the decrease in our cost of agency sales and cost of underwriting sales.

Agency sales

The cost of revenue for agency sales in the first quarter of, 2015 was $395,956, a decrease of 39% from $657,921 in the same period in 2014. This decrease was mainly due to the decrease in salary expenses, office expenses though our agency sales revenue increased slightly.

Underwriting Sales

There is no underwriting sales business in the first quarter of 2015; also there are no costs of underwriting sales either.

Property management

The cost of revenue for property management in the first quarter of 2015 was $336,944, decreased by 29% from $478,786 in the same period in 2014. This was mainly due to lower business for the property management as a whole.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2015	% to total	2014	% to total	% change
Agency sales	151,507	27	259,887	55	(41)
Property management	50,060	9	15,692	3	219
Sales operating	176,421	31
Property development	183,199	33	196,450	42	(10)
Operating expenses	561,187	100	472,029	100	(20)

The operating expenses in the first quarter of 2015 were $377,988, a decrease of 20% from $472,029 in the same period of 2014. This was mainly due to the less agency sales. In the first quarter of 2015, agency sales represented 40% of operating expenses, property management represented 13% and property development represented 47% of operating expenses.

Agency sales

The operating expenses for agency sales in the first quarter of 2015 were $151,507 which decreased by 41% from $259,887 in the same period in 2014.

Property management

The operating expenses for property management in the first quarter of 2015 were $50,060 which increased 219% from $15,692 in the same period in 2014.

Real estate development

The operating expenses for real estate development in the first quarter of 2015 were $176,421 which decreased 10% from $196,450 in the same period in 2014.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2015 were $1,080,638, increased by 31% from $827,792 in the same period in 2014. This increase was mainly due to an increase in staff cost and professional service fee.

Interest income

The interest income in the first quarter of 2015 was $27,929, decreased by 87% from $213,566 in the same period in 2014. This decrease was mainly due to that no more interest charged on the borrowing to WHYYL from September 2014.

Interest Expenses

Interest expenses in the first quarter of 2015 were $650,819 decreased by 23% from $851,415 in the same period in 2014. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to repayment of bank loans..

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for March 31, 2015 was $7,939,979. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2015 and December 31, 2014 were $7,877,722 and $10,073,426, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $60,257 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,442,982 was due from WHYYL, our Wuhan project development company and $5,212 was due from SHXXY.

Amount due to affiliate

A balance of $20,486,899 was due to JXSY of $17,876,331, SHDEW of $2,590,380, SHXG of $20,188.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2015, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $2,616,339.

The Company’s operating activities used cash in the amount of $3,350,995, which was primarily attributable to the real estate property development.

The Company’s investing activities used cash resources of $396,020, which was primarily attributable to the acquisition of property, plant and equipment and long-term investments.

The Company’s financing activities obtained cash resources of $4,709,496, which was primarily attributable to new bank loan received.

The potential cash needs for 2015 would be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi.

Capital Resources

We currently have five bank loans payable, including an $1,221,061 (RMB7,500,000) loan, an $13,024,649 (RMB80,000,000) loan and $11,379,229 (RMB42,000,000) loan. The RMB7,500,000 loan have been extended to March 2016, and the RMB42,000,000 loan can be extended for another years. The RMB80,000,000 loan is the current drawdown of a bank facility of RMB120,000000 loan, which has three years period matured in December 2017. Another two loan (RMB35,800,000) and (RMB75,000,000) , both were due on March 11, 2015 and have been extended for another year to 2016.

As of March 31, 2015, promissory notes in the principal amount of $1,729,355 were in default compared to promissory notes in the principal amount of $1,877,729 that were in default as of December 31, 2014.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we have begun to undertake the following remediation initiatives:

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

C.	Changes in Internal Control over Financial Reporting

Since the first quarter of 2015, we have put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

Except for the above, there was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2014.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: October 20,2017
By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: October 20, 2017
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

