Form 10-Q
period 2015-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2017-10-24
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

For the Quarter Ended September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$930,102	$1,626,583
Restricted cash (Note 3)	121,870	1,535,894
Accounts receivable	1,596,466	1,270,299
Promissory deposits (Note 4)	1,221,065	1,190,972
Real estate property under development (Note 5)	77,460,346	71,377,187
Amount due from an unconsolidated affiliate (Note 9)	2,549,811	2,695,010
Other receivables and deposits, net (Note 6)	1,799,210	1,814,721
Total current assets	85,678,870	81,510,666

Property and equipment, net (Note 7)	7,846,660	8,470,080
Investment properties, net (Note8)	5,205,507	5,700,845
Deferred tax assets (Note 15)	129,729	17,202
Investment in an unconsolidated affiliate (Note 9)	4,966,328	5,476,491
Other investments	157,201	163,426
Total assets	$103,984,295	$101,338,710

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$14,536,306	$18,548,782
Current portion of long term borrowings (Note 11)	5,344,819	6,890,960
Promissory notes payable (Note 12)	11,914,511	13,396,206
Accounts payable	8,128,631	10,531,908
Amounts due to directors (Note 13)	8,825,845	10,129,247
Amount due to an affiliate	23,405,908	17,396,948
Customer deposits	15,641,010	12,306,708
Other payables and accrued expenses (Note 14)	1,543,453	1,415,056
Other taxes payable	353,128	301,775
Dividends payables	-	-
Income taxes payable	112,691	120,497
Total current liabilities	89,806,302	91,038,087

Long term bank loan (Note 11)	18,864,069	8,171,270
Deferred government subsidy (Note 15)	5,215,194	5,421,706
Total liabilities	113,885,565	104,631,063

Commitments and contingencies (Note 16)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares	686,919	686,919
Authorized; 68,691,925 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 17)	851,729	812,582
Accumulated losses	(25,148,466)	(19,780,232)
Accumulated other comprehensive income	681,663	259,173

Total deficit of Sunrise Real Estate Group, Inc.	(15,358,147)	(10,451,550)
Non-controlling interests	5,456,877	7,159,197

Total shareholders’ equity	(9,901,270)	(3,292,353)

Total liabilities and shareholders’ equity	$103,984,295	$101,338,710

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$1,365,006	$2,257,204	$3,713,715	$7,150,496
Cost of revenues	(802,410)	(905,745)	(2,154,475)	(3,398,204)
Gross profit	562,597	1,351,459	1,559,240	3,752,292

Operating expenses	(481,179)	(575,810)	(1,545,650)	(1,362,040)
General and administrative expenses	(870,672)	(859,658)	(2,814,616)	(2,522,566)
Operating loss	(789,254)	(84,009)	(2,801,026)	(132,314)

Other income (expenses)
Interest income	37,053	213,206	95,721	639,030
Interest expense	(1,283,377)	(894,888)	(2,593,168)	(2,638,583)
Other income, net	1,235	15,820	(245,879)	3,107
Equity in net gain (loss) of an unconsolidated affiliate, net	(839,737)	(128,325)	(1,377,838)	(395,451)
Total Other Expenses	(2,084,826	(794,187)	(4,121,164)	(2,391,897)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(2,874,080)	(878,197)	(6,922,190)	(2,524,211)

Income tax benefit (expense)	21,512	(95,722)	118,444	(58,026)
Net loss	(2,852,568)	(973,918)	(6,803,746)	(2,582,237)
Less: Net loss attributable to non-controlling Interests		142,348	1,435,512	609,684
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$499,846	(831,570)	$(5,368,234)	$(1,972,553)

Loss per share – basic and fully diluted	(2,352,721)	(0.02)	$(0.07)	$(0.04)

Weighted average common shares outstanding - Basic and fully diluted	68,691,925	36,518,012	68,691,925	31,329,288

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS(UNAUDITED)

(Expressed in U.S. Dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

Net Loss		$(2,852,568)	$(973,918)	$(6,803,746)	$(2,582,237)

Other comprehensive income (loss)
-	Foreign currency translation adjustment	285,980	(33,899)	155,681	(10,894)

Total comprehensive loss		(2,566,588)	(1,007,817)	(6,648,065)	(2,593,131)
Less: Comprehensive loss (income) attributable to non-controlling interests		680,639	142,582)	1,702,320	690,481

Total comprehensive loss attributable to stockholders of Sunrise Real Estate Group, Inc.		$(1,885,949)	$(865,235)	$(4,945,745)	$(1,902,650)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,803,746)	$(2,582,237)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	779,652	795,297
Bad debts	190,510	-
Impairment loss on equity investments	1,014,169
Loss (Gain) on disposal of property, plant and equipment	573	14,309
Equity in net loss of an unconsolidated affiliate	363,668	395,451
Changes in assets and liabilities
Accounts receivable	(575,901)	86,030
Promissory deposits	(77,640)	(73,926)
Real estate property under development	(9,056,595)	(8,921,808)
Customer Deposits	3,913,109	7,495,811
Amount due from unconsolidated affiliates	208,735	861,097
Other receivables and deposits	(55,163)	(20,766,204)
Deferred tax assets	(116,457)	-
Accounts payable	(2,060,055)	2,648,347
Impairment loss on equity investments	-	-
Other payables and accrued expenses	187,571	26,549
Deposits received from underwriting sales	-	(1,359,226)
Interest payable on promissory notes	2,056,804	1,120,102
Interest payable on amounts due to directors	852,478	844,778
Other taxes payable	64,666	(58,047)
Income taxes payable	(3,311)	(8,300)
Net cash used in operating activities	(9,116,933)	(19,481,977

Cash flows from investing activities
Purchases of property and equipment	(184,600)	(51,933)
Capital injection to unconsolidated affiliates	(781,250)	(162,760)
Advances to unconsolidated affiliates, net	(392,393)	(9,199)
Repayment of advances to unconsolidated affiliate	226,449	-
Net cash used in investing activities	(1,131,794)	(223,892)

Cash flows from financing activities
Restricted cash	1,394,747	209,596
Bank loan repayments	(6,152,308)	(8,498,391)
Capital injection from non-controlling interests of new consolidated subsidiaries	40,437	-
Funds received from capital increase	-	1,700,000
New bank loans	12,898,327	5,080,422
Advances from directors	2,642,041	1,470,210
Repayments of advances from directors	(4,571,617)	(3,092,453)
Advances from an affiliate	7,305,512	16,737,109
Repayments from an affiliate	(2,066,935)	-
Proceeds from new promissory notes	294,989	15,895,297
Repayments of promissory notes	(2,540,561)	(7,583,189)
Dividend paid to non-controlling interests	-	(358,726)
Net cash provided by financing activities	9,244,632	21,559,875

Effect of exchange rate changes on cash and cash equivalents	307,613	245,160

Net decrease in cash and cash equivalents	(696,482)	2,099,166
Cash and cash equivalents at beginning of year	1,626,583	2,055,251
Cash and cash equivalents at end of year	$930,101	$4,154,416

Supplemental disclosure of cash flow information
Income taxes paid	$71,568	$54,313
Interest paid	3,741,960	5,349,991

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

As of September 30, 2015, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Shenzhen Hui Tian (“SZHT”)	October 15, 2014	PRC	100%	Subsidiary	Investment holding
Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd (“CQNXSY”)	January 14, 2015	PRC	65%	Subsidiary	Investment holding
Suzhou Shangyang Huitian Wealth Investment Management Co,. Ltd	January 14, 2015	PRC	75%	Subsidiary	Investment holding

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.

**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2015 and the results of operations for the nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2015, the Company has a working capital deficiency, accumulated deficit from recurring net losses, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of September 30, 2015 and December 31, 2014 are $1: RMB6.3613 and $1: RMB6.1521, respectively.

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

For the nine months ended September 30, 2015 and 2014, the Company had not recognized any impairment for real estate property under development.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of September 30, 2015 and December 31, 2014, the balance of deferred government subsidy were $5,215,194 and $5,421,706, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of September 30, 2015 and December 31, 2014, the Company held cash deposits of $121,870 and $1,535,894, respectively, as security for its bank loans (see Note 11). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

As of September 30, 2015, land use rights included in real estate property under development totaled $77,460,346.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2015	2014

Advances to staff	$63,184	33,609
Rental deposits	35,967	40,800
Prepaid expense	10,900	319,774
Prepaid tax	1,317,317	1,066,574
Other receivables	371,842	353,964
	$1,799,210	$1,814,721

Other receivables and deposits as of September 30, 2015 and December 31, 2014 are stated net of allowance for doubtful accounts of $350,100 and $159,590, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2015	2014

Furniture and fixtures	$370,125	$474,199
Computer and office equipment	328,897	298,055
Motor vehicles	732,940	762,963
Properties	9,473,242	9,623,047
	10,905,204	11,156,764
Less: Accumulated depreciation	(3,058,544)	(2,686,684)
	$7,846,660	$8,470,080

Depreciation and amortization expense for property and equipment amounted to$369,860 and $545,418 for the nine months ended September 30, 2015 and 2014, respectively.

All properties as of September 30, 2015 and December 31, 2014 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2015	2014

Investment properties	$9,733,989	$10,119,435
Less: Accumulated depreciation	(4,528,482)	(4,418,590)
	$5,205,507	$5,700,845

Depreciation and amortization expense for investment properties amounted to $286,244 and $288,034 for the nine months ended September 30, 2015 and 2014, respectively.

All investment properties as of September 30, 2015 and December 31, 2014 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (30%). As of September 30, 2015, the investment amount in WHYYL and SHDEW were $4,342,243 and $649,016 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of September 31, 2015 the investment in WHYYL was $4,860,621, which included its equity in net loss of WHYYL, net of income taxes, totaling $737,827 as of September 30, 2015. The following table sets forth the unaudited financial information of WHYYL.

	Nine Months ended September 30,
	2015	2014

Revenues	$-	$-

Net loss	$1,422,534	$693,248

	September 30,	December 31,
	2015	2014

Current assets	$67,702,480	$56,344,599
Non-current assets	1,126,815	794,446
Total assets	68,829,295	57,139,045

Current liabilities	59,967,028	45,581,987
Total equity	$8,862,267	$11,557,058

As of September 30, 2015 and December 31, 2014, the Company has a balance of $2,549,811 and $4,316,031 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the nine months ended September, 2015 and 2014, the Company recorded interest income of $NIL and $132,063 from WHYYL, respectively.

SHDEW was established in June of 2013 with its business as a skincare and cosmetic company. The company has made progress in its operation. Its WeChat store has over a million members. It is developing its own skincare products as well as solidifying its position in the ecommerce platform.

As of September 30, 2015, the net profit for SHDEW was $917,973 with total equity in the amount of $2,998,831.

	Nine Months ended September 30,
	2015	2014

Revenues	$12,052,258	$-

Net loss	$1,111,244	$(186,288)

	September 30,	December 31,
	2015	2014

Current assets	$8,565,566	$799,046
Non-current assets	18,034	99,535
Total assets	8,583,601	898,581

Current liabilities	5,584,769	19,955
Total equity	$2,998,831	$878,626

NOTE 10 – BANK LOANS

In January 2014, the Company obtained a bank loan of $1,300,369 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”). The loan is secured by the properties of two unrelated parties and matured on March 1, 2015. In February and March 2015, the Company entering into two new loan for 1–year period with the amount of $1,226,773(RMB7,500,000) As of September 30, 2015 and December 31, 2014, the outstanding balance of this loan was $1,021,804 (RMB6,500,000) and $1,308,558 (RMB8,000,000).

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 5,855,797 (RMB35, 800,000) as of September 30, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the nine months ended September 30, 2015 was 7.5% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 8), guaranteed by a director of the Company, and matures on March 31, 2015. In March 2015, this facility was extended for 1-year period matured on March 31, 2016. As of September 30, 2015 and December 31, 2014, the Company had outstanding loan balances of $5,627,780 and $5,850,629, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,267,731 (RMB75,000,000) as of September 30, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the nine months ended September 30, 2015 was 7.5% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 7) and guaranteed by a director of the Company, and matures on March 31, 2015. In March 2015, this facility was extended for 1-year period matured on March 31,2016. As of September 30, 2015 and December 31, 2014, the Company had outstanding loan balances of $7,886,722 (RMB50,169,802) and $11,390,750 (RMB69,700,000), respectively, under this facility line of credit.

NOTE 11 – LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $10,779,845 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC. For the period ended June 30, 2015, total loan interest was approximately $2,872,196, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $41,595,049 as of September 30, 2015. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds. As of September 2015, the Company had paid $5,659,221 (RMB36,000,000) to the bank. As of September 30, 2015, the Company had outstanding loan balance of $5,344,819 (RMB34,000,000) under this facility line of credit.

On December 16, 2014, the Company entered into a project finance loan agreement with Hua Xia Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a 3-year term in the principal amount of $18,864,069 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of September 30, 2015, there are $18,864,069 (RMB120,000,000) draw down from this loan facility.

	September 30,	December 31,
	2015	2014

Outstanding borrowings	$24,208,888	$15,062,960
Less: Current portion of long term borrowings	5,344,819	6,890,960
	18,864,069	8,171,270

For the period ended September 30, 2015, total loan interest was approximately $1,096,798, which was capitalized in the development cost of the Linyi project.

NOTE 12 – PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $11,914,511 and $13,396,206 as of September 30, 2015 and December 31, 2014, respectively.

The promissory note with an outstanding principal of $1,662,802 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013 and the new terms of repayment had not been determined with the debtor and therefore has no fixed term of repayment. As of September 30, 2015 and December 31, 2014, the outstanding principal in default and the unpaid interest related to this promissory note amounted to $1,662,802 and $1,877,729, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal as of September 30, 2015 amounting to $786,003 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $786,003 and $817,127, respectively.

The promissory note with a principal as of September 30, 2015 amounting to $786,003 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $786,003 and $817,127, respectively.

The promissory note with a principal as of September 30, 2015 amounting to $157,201 bears an interest at a rate of 15.75% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $157,201 and $175,223, respectively.

The promissory note with a principal of $1,634,253 as of December 31, 2014 bears an interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of September 2015, the promissory note along with the interest has been paid off.

The promissory note with a principal of $4,716,017 as of September 30, 2015 bears an interest at the rate of 26.7% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $6,607,063.

The promissory note with a principal of $163,570 as of September 30, 2015 bears an interest at the rate of 20% per annum, is unsecured and has no fixed term of repayment. As of September 2015, the promissory note along with the interest has been paid off.

The promissory note with a principal of $786,003 as of September 30, 2015 bears an interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $945,913.

The promissory note with a principal of $440,162 as of September 30, 2015 bears an interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $551,589.

The promissory note with a principal of $300,000 as of September 30, 2015 bears an interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $344,187 and $322,500, respectively.

For the nine months ended September 30, 2015, the interest expense related to these promissory notes was $1,637,684.

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2015	2014

Lin Chi-Jung	$8,581,060	$10,073,426
Lin Hsin-Hung	67,253	32,794
Lin Chao-Chin	-	23,027
	$8,648,313	$10,129,246

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2015 and December 31, 2014 were $8,506,845 and $10,073,426, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2015	2014

Accrued staff commission and bonus	$605,828	$532,411
Rental deposits received	261,760	374,680
Customer security deposits	28,951	-
Other payables	367,779	217,777
Dividends payable to non-controlling interest	279,135	290,188
	$1,543,453	$1,415,056

NOTE 15 – GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of September 30, 2015 and December 31, 2014, the Company received $5,215,194 and $5,421,706, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2015 and 2014 were $298,825 and $179,014, respectively.

As of September 30, 2014, the Company had the following operating lease obligations.

Amount

Within one year	$203,100
Two to five years	63,493
$266,593

NOTE 17 – NOTE STATUTORY RESERVES

According to the relevant corporation laws in the PRC, a PRC company is required to transfer at least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company PRCn the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to P”) to non-distributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriations to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholders, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2015 and December 31, 2014, the Company’s statutory reserve was $851,729 and $812,582, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Nine Months Ended September 30, 2015
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$3,713,715	$-	$-	$3,713,715
Cost of revenues	(2,112,217)	-	(42,258)	(2,154,475)
Gross profit	1,601,498	-	(42,218)	1,559,240

Operating expenses	(673,702)	(822,993)	(48,956)	(1,545,650)
General and administrative expenses	(1,920,717)	(711,586)	(182,313)	(2,814,616)
Operating loss	(992,921)	(1,534,578)	(273,526)	(2,801,026)

Other income (expenses)
Interest income	94,558	1,105	58	95,721
Interest expense	(2,542,730)	-	(50,439)	(2,593,168)
Other income, Net	(241,200)	(4,598)	(81)	(245,879)
Equity in net loss of unconsolidated affiliates	-	(697,042)	(680,796)	(1,377,838)
Total other (expenses) income	(2,689,372)	(700,535)	(731,2)	(4,121,164)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(3,682,293)	(2,235,113)	(1,004,784)	(6,922,190)

Income tax	1,987	116,457	-	118,444
Net loss	$(3,680,307)	$(2,118,656)	$(1,004,784)	$(6,803,746)

	Nine Months ended September 30, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$7,150,496	$-	$-	$7,150,496
Cost of revenues	(3,398,204)	-	-	(3,398,204)
Gross profit	3,752,292	-	-	3,752,292

Operating expenses	(844,138)	(517,902)	-	(1,362,040)
General and administrative expenses	(1,930,093)	(391,884)	(200,589)	(2,522,566)
Operating loss	978,061	(909,787)	(200,588)	(132,314)

Other income (expenses)
Interest income	381,261	257,769	-	639,030
Interest expense	(2,604,833)	-	(33,750)	(2,638,583)
Other income, Net	845	2,262	-	3,107
Total other (expenses) income	(2,222,727)	260,030	(33,750)	(1,996,446)

Loss before income taxes	(1,244,666)	(649,756)	(234,338)	(2,128,760)

Income tax benefit	(52,322)	-	(5,704)	(58,028)
Equity in net loss of an unconsolidated affiliate, net of income taxes	(395,450)			(395,450)
	-	-	-	-
Net loss	$(1,692,438)	$(649,756)	$(240,042)	$(2,582,237)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of September 30, 2015
Real estate property under development	$-	$76,680,860	$-	$76,680,860
Total assets	9,440,202	82,424,974	11,363,125	103,228,301

As of September 30, 2014
Real estate property under development	$-	$40,267,991	$-	$40,267,991
Total assets	41,126,806	50,513,655	85,156	91,725,617

NOTE 19 – ERROR CORRECTION

There were adjustments made in the 2014 Q3 financial statements. These adjustments were made from updated information and impairments made for the period ended September 30, 2014.

The following summarizes the above restatements.

	Previously Reported	Adjustment	As Restated
Balance Sheets
Total Assets	89,059,611	2,666,006	91,725,617
Total Liabilities	87,180,397	6,908,624	94,089,021
Shareholders’ deficit	(9,690,618)	(741,062)	(10,431,680)
Statement of Operations
Net Revenues	6,771,137	379,359	7,150,496
Net Loss	(2,737,796)	155,423	(2,582,373)
Loss Per Share – Basic and Fully Diluted	(0.07)	0.01	(0.06)
Weighted average common shares outstanding – Basic and Fully Diluted	31,329,288	-	31,329,288

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

OVERVIEW

In October 2004, the former shareholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) Sunrise Real Estate Group, YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in share exchange. Before the completion of the share exchange, SRRE had no continuing operations, and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. . The Wuhan project was supposed to have its handover from the construction contractor, Hubei Fifth Constructions Co. (calculated September 30, 2015, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review.

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

In March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has the right to develop the Guangxing lu Project, located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the nine months ended September 30, 2015 and 2014

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2015 with comparisons to the period ended September 30, 2014.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended September 30					Nine months ended September 30,
	2015	% to total	2014	% to total	% change	2015	% to total	2014	% to total	% change
Agency sales	530,076	39	1,751,882	78	(70)	1,974,920	53	3,734,348	52	(47)
Property management	422,179	31	447,426	20	(6)	1,298,342	35	1,653,161	23	(21)
Underwriting sales	-	0	57,896	2	(100)	0	0	1,762,988	25	(100)
Service sales	412,751	30	-	0	-	440,453	12%	-	-	-
Net revenue	1,365,006	100	2,257,204	100	(65)	3,713,715	100	7,150,496	100	(48)

The net revenue in the first three quarter of 2015 was $3,713,718, which was decreased by 47% from $7,150,496 in the first three quarter of 2014. In the first three quarter of 2015, agency sales represented 53% of net revenue, underwriting sales represented 0%, service sales represented 12% and property management represented 35%. The decrease in net revenue in the first three quarter of 2015 was mainly due to the decrease in our underwriting sales, agency sales and property management

Agency Sales

Agency sales represented 53% of our net revenue in the first three quarter of 2015 and revenue from agency sales decreased by 47% compared with same period in 2014. The decrease in agency sales was due to taking in less projects.

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

The Company accounts for its underwriting sales revenue with underwriting rent guarantees in accordance with SFAS No. 66 “Accounting for Sales of Real Estate” (SFAS 66). Under SFAS 66, the deposit method should be used for the revenue from the sales of floor space with underwriting rent guarantees until the revenues generated by sub-leasing properties exceed the guaranteed rental amount due to the purchasers. Based on this accounting principle, a significant portion of underwriting revenue was deferred. As of September 30, 2015, our entire underwriting obligation has been completed.

Service Sales

The service sales is our new business line which comes from providing service about financial consulting activity.

Property Management

During 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. In regards to the leasing agreements, we have negotiated with the buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for have a rental As of March 31, 2014, 55% of the buyers agreed upon the lowered rate, 3% of the buyers did not agree to a lowered rate and 42% of the buyers agreed to cancel the leasing agreements. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. As of September 30, 2015, there were no lease commitments.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended September 30					Nine months ended September 30,
	2015	% to total	2014	% to total	% change	2015	% to total	2014	% to total	% change
Agency sales	376,153	47	418,377	46	(10)	1,000,337	46	1,644,503	48	(39)
Property management	293,352	37	474,108	52	(38)	884,972	41	1,349,940	40	(34)
Underwriting sales	-	0	13,259	2	(100)	0	0	403,761	12	(100)
Service Sales	132,905	16	0	0	-	269,165	13%
Cost of revenue	802,410	100	905,745	100	(11)	2,154,475	100	3,398,204	100	(36)

The cost of revenue in the first three quarter of 2015 was $2,154,475, a decrease of 39% from $3,398,204 in the same period in 2014. In the first three quarter of 2015, cost of agency sales represented 46% of cost of revenue, cost of underwriting sales represented 0%, service sales represented 13% and cost of property management represented 41%. The decrease in cost of revenue in first three quarter of 2015 was mainly due to the decrease in our agency sales, property management and underwriting sales.

Agency Sales

The cost of revenue for agency sales in the first three quarter, 2015 was $1,000,337, a decrease of 39% from $1,644,503 in the same period in 2014. This decrease was mainly due to the decrease in our commissions from the decrease in sales of agency sales in the first three quarter of 2015.

Underwriting Sales

There is no underwriting sales business in the first three quarter of 2015; also there are no costs of underwriting sales either.

Property management

The cost of revenue for property management in the first three quarter of 2015 was $884,972, decreased by 34 from $1,349,940 in the same period in 2014. This was mainly due to lower business for the property management as a whole.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended September 30					Nine months ended September 30,
	2015	% to total	2014	% to total	% change	2015	% to total	2014	% to total	% change
Agency sales	61,712	13	329,928	57	(81)	262,714	17	782,126	57	(66)
Property management	23,105	5	17,976	3	29	67,585	4	62,012	5	9
Property development	215,856	45	227,905	40	(5)	822,993	53	517,902	38	59
Service sales	180,506	37	-	0	-	392,358	25
Operating expenses	481,179	100	314,201	100	(16)	1,545,650	100	1,362,040	100	13

The operating expenses in the first three quarter of 2015 were $1,545,650, an increase of 13% from $1,362,040 in the same period of 2014. This was mainly due to the expense increase of real estate development and service sales. In the first three quarter of 2015, agency sales represented 17% of operating expenses, property management represented 4%, service sales represented 25% and property development represented 53% of operating expenses.

Agency sales

The operating expenses for agency sales in the first three quarter of 2015 were $262,714 which decreased by 66% from $782,126 in the same period in 2014.

Property management

The operating expenses for property management in the first three quarter of 2015 were $67,585 which increased 9% from $62,012 in the same period in 2014.

Real estate development

The operating expenses for real estate development in the first three quarter of 2015 were $822,993 which increased 59% from $517,902 in the same period in 2014.

General and Administrative Expenses

The general and administrative expenses in the first three quarter of 2015 were $2,814,616, increased by 12% from $2,522,566 in the same period in 2014. This increase was mainly due to a decrease in staff cost, professional service fee and so on.

Interest Expenses

Interest expenses in the first three quarter of 2015 were $2,593,168 decreased by 2% from $2,638,583 in the same period in 2014. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to repayment of bank loans and promissory notes.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2015 was $8,648,313. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2015 and December 31, 2014 were $8,581,060 and $10,073,426, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $67,253 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,549,811 is due from WHYYL, our Wuhan project development company.

Amount due to affiliate

A balance of $23,405,908 is due to JXSY of $18,361,027, SHDEW of $5,016,884, SHXG of $19,493 and $8,505 due to SHXXY.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarter of 2015, our principal sources of cash were revenues from our agency sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $930,101.

The Company’s operating activities used cash in the amount of $9,116,933, which was primarily attributable to the real estate property development.

The Company’s investing activities used cash resources of $1,131,794, which was primarily attributable to the acquisition of property, plant and equipment and long-term investments.

The Company’s financing activities obtained cash resources of $9,431,362, which was primarily attributable to new bank loan received and advance from an affiliate.

The potential cash needs for 2015 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi.

Capital Resources

We currently have five bank loans payable, including an $1,021,804 (RMB6,500,000) loan, an $18,864,069 (RMB120,000,000) loan and $5,344,819 (RMB34,000,000) loan. The RMB6,500,000 loan have been extended to March 2016, and the RMB34,000,000 loan have been extended to May 2016. The RMB120,000,000 loan is the current drawdown of a bank facility of RMB120,000,000 loan, which has three years period matured in December 2017. Another two loan (RMB35,800,000) and (RMB75,000,000), both were due on March 11, 2015 and have been extended for another year to March 2016.

As of September 30, 2015, promissory notes in the principal amount of $1,662,802 were in default compared to promissory notes in the principal amount of $1,877,729 that were in default as of December 31, 2014.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrantified in connection with ended December 31, 2014.

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

