Form 10-K
period 2015-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2017-10-24
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates 16,357,122 shares was approximately $490713.66, based on the average opening and closing price of $0.03 for the Common Stock on June 30, 2015.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of September 28, 2017 was 68,691,925 shares.

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

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly-owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou XinJi Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY.

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

LIN RAY YANG Enterprise Ltd. (“LRY”), a wholly-owned subsidiary of SRRE, was established in the British Virgin Islands on November 13, 2003 as a limited liability company. LRY was owned by Ace Develop, Planet Technology Corporation (“Planet Tech”) and Systems & Technology Corporation (“Systems Tech”). On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou GaoFengHui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively holds 100% of the equity interest in SZGFH.

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

Our major business is agency sales and real estate development. Additionally, we expend our business to the field of financial activities such as entity investment, fund management, financial services and so on.

For the fiscal year ended December 31, 2015, 47% of our net revenues of $4,763,774 were generated from our brokerage operations. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou, Yangzhou, Chongqing, Quanjiao, Hainan, Shangqiu, Chengdu, and Wuhan.

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

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning in 2012, we commenced our first development project in Wuhan and Linyi and started the initial construction in the first quarter of 2012. In Wuhan, we commenced the construction of Phase 1 of the project in the third quarter of 2012. There are a total of eight buildings. The seven buildings that are open for sale currently have a 70% sales rate. As of August, 2017, the project has sold 678 apartment units with a area of 75,470 square meters.

Since October 20, 2014, the Linyi project has constructed 121 units, which encompasses approximately 40% of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings. As of August 2017, the Linyi project has sold 102 units with a sales area of 38,558 square meters.

SHDEW was established in June 2013 as a skincare and cosmetic company. We own 27.5% of the common stock of SHDEW. The company has made progress in its operation. Its WeChat store had a membership of over a million members as of December 31, 2015. SHDEW is developing its own skincare products as well as solidifying its position in the ecommerce platform.

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

We added a new business line in 2015 and categorize it as our service sales. The business is mainly to provide consulting services.

The Company is also moving forwards the investment related business with our Shanghai Shangyang Tianxi Investment and Shanghai Huitian Wealth Management. This new business line is still in the starting stage, and we plan to focus on it more in the future.

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

All of our revenue in 2015 was from commission-based services. We secure these projects via bidding or direct appointments. As a result of our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

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

Real Estate Development

In mid-2011, we established a project company in Wuhan of which we own 49%. We commenced the construction of phase one of the project in the third quarter of 2012 and the pre-sale of the phase one in the first quarter of 2013. There are a total of 8 buildings. Seven buildings are open for sale and have a 70% sales rate. As of August 2017, the Linyi project has sold 102 units with a sales area of 38,558 square meters.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2015 have constructed 121 units, which encompasses all units in phase 1. The phase 2 will begin construction accordingly. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The sales started in November 2013, we have made sa

On March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxing Lu Project, which located in the, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of August 2017, the project has sold 97 units with a sales area of 4,910 square meters. The project is preparing for the final acceptance of construction by the government authorities.

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

GDP Growth of PRC for the period of 2011 through 2015:

GDP GROWTH
2011	9.2%
2012	7.8%
2013	7.7%
2014	7.3%
2015	6.9%

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

Employees

As of December 31, 2015, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	5
Accounting Dept.	2
Research & Development Dept.	4
Marketing Dept.	8

SZXJY
Administration Dept.	8
Research & Development Dept.	9
Accounting Dept.	3
Marketing Dept.	36

SZSY
Marketing Dept.	4
Research & Development Dept.

SZSYHT
Administration Dept.	1
Marketing Dept.	16
Research & Development Dept.	3
Accounting Dept.	1

SHSY
Administration Dept.	11
Accounting Dept.	3
Development Dept.	8

SYSY
Marketing Dept.	1

SZGFH
Administration Dept.	1
Accounting Dept.	1
Marketing Dept.	3

SQSY
Marketing Dept.	1

WHGFH
Marketing Dept.	15

LYSY
Accounting Dept	4
Administration Dept.	10
Construction Dept.	24
Marketing Dept.	9
Executive Dept.	1

LYRL
Administration Dept.	1

PTXJY
Marketing Dept.

CQNXSY
Administration Dept.	2
Accounting Dept.	1
Research & Development Dept.	1

SHRJ
Administration Dept.	1
Design Dept.	3
Total	205

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

In 2015, we had a net loss of $4,765,292 compared to a net loss of $3,653,686 in 2014. Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional debt or equity financing as needed. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

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

Our partnering developers are subject to extensive government regulation which could make it difficult for them to obtain adequate funding or additional funding. Various PRC regulations restrict developers’ ability to raise capital through external financings and other methods, including, but not limited to, the following:

•	developers cannot pre-sell uncompleted residential units in a project prior to achieving certain development milestones specified in related regulations;

•	PRC banks are prohibited from extending loans to real estate companies to fund the purchase of land use rights;

•	developers cannot borrow from a PRC bank for a particular project unless we fund at least 35% of the total investment amount of that project using our own capital;

•	developers cannot borrow from a PRC bank for a particular project if we do not obtain the land use right certificate for that project;

•	property developers are strictly prohibited from using the proceeds from a loan obtained from a local bank to fund property developments outside of the region where the bank is located; and

•	PRC banks are prohibited from accepting properties that have been vacant for more than three years as collateral for a loan.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of August 31, 2017, Ace Develop directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the sole shareholder of Ace Develop. As of August 31, 2017, Robert Lin Investments directly controls 6.57% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Our common stock is quoted on the OTCQB a quotation system for equity securities. It is a more limited trading market than the Nasdaq Capital Market, and timely and accurate quotations of the price of our common stock may not always be available. Investors may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.0362 per share to a low of $0.007 per share in 2015. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2015, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

We own our headquarter office space at No.638, Hengfeng Road, 25th Floor, Shanghai, PRC. We have also rented regional field support offices in various cities in Mainland China, including Shanghai, Suzhou, Jiaxin, Weihai, Quanjiao, Zhongshan, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Market system under the symbol “SRRE.” The following table sets forth the high and low quotations of our common stock reported by the OTC Market system for the periods indicated. Effective in March, 2011, quotations for our common stock were reported by the OTC Market system.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in U.S. Dollars based on Yahoo Finance)

	2015		2014
	High	Low		High

First quarter	$0.0362	$0.0355	First quarter	$0.0362

Second quarter	$0.0362	$0.03	Second quarter	$0.0362

Third quarter	$0.03	$0.03	Third quarter	$0.03

Fourth quarter	$0.03	$0.007	Fourth quarter	$0.03

As of December 31, 2015, we have approximately 597 record holders of our common stock. On December 31, 2015, the closing price of our common stock was $0.007.

No cash dividends were declared on our common stock in 2015 and 2014. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2015.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited(“SHSY”), Suzhou GaoFengHui Property Management Company Limited, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou XinJi Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”), Wuhan GaoFengHui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai RuiJian Design Company Limited (“SHRJ”), PutianXinJi Yang Real Estate Consultation Company Limited (“PTXJY”), and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)and XinGuang Investment Management and Consulting Company Limited (“XG”) are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Nanchang, Yangzhou, Nanjing, Chongqing, Wuhan, Linyi and Shangqiu

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of August, 2017, the project has sold 678 apartment units with a area of 75,470 square meters.

The Wuhan project was supposed to have its handover from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on December 31, 2015, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review.

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

On March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxinglu Project, which located in the, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of August 2017, the project has sold 97 units with a sales area of 4,910 square meters. The project is preparing for the final acceptance of construction by the government authorities.

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

All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09.

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

The Company accounts for real estate development sales in accordance with the ASC 976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). Real estate development sales is recognized by the percentage-of-completion method on the sale of individual units when the individual unit sites are being sold separately and all the following criteria are met as below:

a.	Construction is beyond a preliminary stage.
b.	The buyer is committed to the extent of being unable to require a refund except for no delivery of the unit.
c.	Sufficient units have already been sold to assure that the entire property will not revert to rental property.
d.	Sales prices are collectible.
e.	Aggregate sales proceeds and costs can be reasonably estimated.

If any of the above criteria is not met, proceeds shall be accounted for as deposits until the criteria are met.

There is no impairment of real estate property under development during the years ended December 31, 2014 and 2015.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2015 and 2014.

The Wuhan project was due to have its handover from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on December 31, 2015, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review. The Company checked with its legal consul, evaluated the issue and recorded an investment impairment of $0.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, the Company received refundable government subsidies of $5,108,941 (2014: $5,421,706). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2015 with comparisons to the historical year ended December 31, 2014.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2015	% to total	2014	% to total	% change
Agency sales	2,231,139	47	5,332,047	62	(58)
Property management	1,877,520	40	1,409,267	16	33
Underwriting sales			1,870,324	22
Service Sales	655,115	13
Net revenues	4,763,774	100	8,611,639	100.00	(44)

The net revenue for 2015 was $4,763,774, a decrease of 44% from $8,611,639 in 2014. In 2015, agency sales represented 47% of the total net revenue, property management represented 40%. The decrease in 2015 is mainly due to the decrease in the revenue from our underwriting sales.

Agency Sales

In 2015, 47%of our net revenue was derived from agency sales, which was primarily from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2014, net revenue of agency sales in 2014 decreased by 58%.The decrease is mainly due to there were less sales agency projects during this year.

Government policies enacted in 2015 as well as similar subsequent policies aiming to stabilize real estate prices affected many businesses in the real estate industry. These restrictive policies had a substantial effect in our agency sales revenue. We are continually seeking stable growth in our agency sales business in 2016. However, there can be no assurance that we will be able to do so.

Property Management

During the year of 2005 and 2006, SZGFH entered into leasing agreements with certain buyers of the Sovereign Building underwriting project to lease the properties for them. These leasing agreements on these properties are for 62% of the floor space that was sold to third party buyers. In accordance with the leasing agreements, the owners of the properties can have a rental return of 8.5% and 8.8% per annum for a period of 5 years and 8 years, respectively. The leasing period started in the second quarter, 2006, and the Company has the right to sublease the leased properties to cover these lease commitments in the leasing period. In regards to the leasing agreements, we have agreed with certain buyers and have lowered the annual rental return rate for the remaining leasing period from 8.5% for 5 years to 5.8%, and from 8.8% for 8 years to 6%. These sub-leasing agreements related to the underwriting project have expired in mid-2014. Any subsequent sub-leasing agreements will not be related to the 2005/2006 leasing agreements but on a case by case basis.

We expect that the income from the sub-leasing business will be on a stable growth trend in 2016 and that it can cover the lease commitments in the leasing period as a whole. However there can be no assurance that we will achieve these objectives.

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

Service Sales

In 2015 we began a business line where we offer business consultation services. In the year of 2015, this new business line had a $655,115 in net revenue which comprises 13% of our total net revenue.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years Ended December 31,
	2015	% to total	2014	% to total	% change
Agency sales	1,201,968	41	2,673,051	62	(55)
Property management	1,207,882	42	1,143,781	26	6
Underwriting sales			533,858	12
Service Sales	486,273	17
Cost of revenues	2,896,123	100	4,350,690	100	(33)

The cost of revenues for 2015 was $2,896,123 this was decrease of 33% from $4,350,690 for 2014. In 2015, agency sales represented 41% of total cost of revenues, property management represented 42%. The decrease of cost of revenues is mainly due to the decrease of cost of revenue of agency sales.

Agency Sales

As compared with 2014, cost of agency sales in 2015 decreased by 55%. This decrease was mainly due to fewer agency sales projects during this year.

Property Management

The cost of revenue from property management for 2015 was $1,207,882, which a slight increase from $1,143,781 during the year of 2014.

Underwriting Sales

The cost of underwriting sales represents selling cost, such as staff costs and advertising expenses, associated to the underwriting sales.

Service Sales

Our new business line in 2015 incurred $486,273 in cost of revenues.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2015	% to total	2014	% to total	% change
Agency sales	246,814	14	1,198,594	63	(79)
Property management	85,820	4	85,818	4	(0)
Real estate development	881,993	49	631,341	33	40
Service Sales	593,256	33	0	0
Operating expenses	1,807,883	100	1,915,753	100	(6)

The operating expenses for 2015 were $1,807,883, which close a decrease from $1,915,753 in 2014. In 2015, the expenses pertaining to real estate development represented 49% of the total operating expenses, agency sales represented 14%, property management represented 4% and service sales represented 33%.

Agency Sales

When compared to 2014, the operating expenses for agency sales decreased 79% in 2015. The primary reason for the decrease in 2015 was the decrease in staff costs and salary expense.

Property Management

When compared to 2014, the operating expenses similar to property management in 2015.

Real Estate Development

The operating expenses related to our real estate development business increased 40% as compared to the previous year. This increase was mainly due to the increase activities of our sales promotion activities in Guangxinglu Project.

Service Sales

Our new business line in 2015 incurred $593,256 in operating expenses.

General and Administrative Expenses

The general and administrative expenses in 2015 were $3,787,544, a 17% decrease from $4,587,529 in 2014. The primary reason for the decrease was a decrease in staff costs and consulting service expenses.

Operating Loss

In 2015, we had an operating loss of $3,727,776, representing a decreased profit from an operating loss of $2,242,333 in 2014. The decrease in profit was mainly due to less net revenue compared to 2014.

Interest Expense

When compared to 2014, the interest expense in 2015 increased 2% to $3,476,587, the increase of interest expense is mainly due to more bank loan received.

Major Related Party Transactions

Amount Due To Directors

The amounts due to directors as of December 31, 2015 were $10,980,554. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2015 was $10,908,905 which consists of a balance of unpaid salaries and reimbursements totaling $69,487 and advances made in 2015 together with unpaid interest totaling $10,839,418.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the year ended December 31, 2015 and 2014, the interest expense related to these advances amounted to $2,866,000 and $1,763,546, respectively.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2015 was $71,649, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliate

Advances to the unconsolidated affiliate, WHYYL, as of December 31, 2015 amounted to$2,508,251. The balance bears interest at a rate of 15% per annum, which effective to August 31, 2014 is unsecured and has no fixed term of repayment. During the year ended December 31, 2015, the Company recorded interest income of $NIL related to the advances.

LIQUIDITY AND CAPITAL RESOURCES

In 2015, our principal sources of cash were revenues from our agency sales and property management businesses, new bank loans and promissory notes, and advances from directors. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our borrowings and promissory notes.

We ended the period with a cash position of $943,517.

Net cash used in the Company’s operating activities in 2015 was $7,433,862, representing an decreased use in cash in the amount of $28,418,905 as compared to the cash used for 2014. The decrease was primarily attributable to the decrease in cash used in real estate property under development in the amount of $29,713,363.

Net cash used in the Company’s investing activities was $2,279,344, representing a increase of $335,210 as compared to the cash used in investing activities for 2014. The increase in cash used in investing activities was primarily attributable to the increase in cash used in capital contribution to unconsolidated affiliate of $1,478,586 in 2015.

Net cash provided by the Company’s financing activities was $8,814,197, representing a decrease from $28,257,125 in 2014. This decrease was primarily attributable to bank loan and promissory notes repayment in the amount of $10,145,708.

The cash needs for 2015 were for the repayments of bank notes, promissory notes, and funds required to finance the Company’s future projects in property agency and real estate developments.

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

As of December 31, 2015, the Company had a working capital deficiency of $6,526,046, an accumulated deficit from recurring net losses of $24,239,046 and short-term debt obligations of $92,406,582. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Indebtedness

The company’s indebtedness is described under “Note 11 - Bank Loans”, “Note 12 - Promissory Notes Payable”, “Note 13- Amounts Due To Directors” and “Note 16 - Long Term Borrowings” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2015 and 2014 in Item 8.

Promissory Notes – As of December 31, 2015, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $ 8,123,596 bearing interest at rates varying from 12% to 27%. The interest expense on promissory notes amounted to $2,243,554 and $1,998,862 as of December 31, 2015 and 2014, respectively.

Bank Loans - In January 2014, the Company obtained a bank loan of $ 1,300,369 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”). The loan was secured by the properties of two unrelated parties and matured on March 1, 2015. In February and March 2015, the Company entered into two new loan for 1–year period with the amount of $1,226,773(RMB7,500,000) As of December 31,2015, the total outstanding balance of these loans was $923,987 (RMB6,000,000).

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 5,850,629 (RMB35,800,000) as of December 31, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the twelve months ended December 31, 2015 was 7.5% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7), guaranteed by a director of the Company, and matures on March 31, 2015. In March 2015, this facility was extended for 1-year period matured on March 31, 2016. In December 2015, a repayment of $5,513,120 (RMB35,800,000) was made to finish this borrowing. As of December 31, 2015 and December 31, 2014, the Company had outstanding loan balances of $NIL and $4,984,475, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,256,905 (RMB75,000,000) as of December 31, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the twelve months ended December 31, 2015 was 7.5% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. In March 2015, this facility was extended for 1-year period matured on March 31,2016. As of December 31, 2015 and December 31, 2014, the Company had outstanding loan balances of $7,726,038 (RMB50,169,802) and $12,256,905 (RMB75,000,000), respectively, under this facility line of credit.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At December 31, 2015, the Company had borrowings together with unpaid interest expense as of December 31, 2015 and December 31, 2014 were $10,980,554 and $10,129,247, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $1,088,403 and 2,358,322 for the year ended December 31, 2015 and 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheet of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Sunrise Real Estate Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

Woodbridge, Connecticut

June 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sunrise Real Estate Group, Inc.

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Sunrise Real Estate Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/RH, CPA

Bayside, NY

October 10, 2017

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$943,517	$1,626,583
Restricted cash (Note 3)	143,590	1,535,894
Accounts receivable, net	1,287,277	1,270,299
Promissory deposits (Note 4)	1,205,427	1,190,972
Real estate property under development (Note 5)	77,777,167	71,377,187
Amount due from an unconsolidated affiliate (Note 9)	2,508,251	2,695,010
Other receivables and deposits, net (Note 6)	2,015,307	1,814,721
Total current assets	85,880,536	81,510,666

Property and equipment, net (Note 7)	7,536,158	8,470,080
Investment properties, net (Note 8)	5,008,609	5,700,845
Deferred tax assets (Note 15)	142,111	17,202
Investments in unconsolidated affiliates (Note 9)	7,562,821	5,476,491
Other investments, net (Note 10)	153,997	163,426
Total assets	$106,284,232	$101,338,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 11)	$8,650,025	$18,548,782
Current portion of long term borrowings (Note 16)	4,619,933	6,890,960
Promissory notes payable (Note 12)	8,123,596	13,396,206
Amounts due to directors (Note 13)	10,980,554	10,129,247
Accounts payable(Note14)	7,467,199	10,531,908
Customer deposits (Note 15)	18,138,065	12,306,708
Amount due to an affiliate (Note 16)	32,516,032	17,396,948
Other payables and accrued expenses (Note 17)	1,496,936	1,415,056
Other taxes payable(Note 18)	303,848	301,775
Income Taxes payable	110,394	120,498
Total current liabilities	92,406,582	91,038,088

Long term borrowings (Note 19)	18,479,734	8,171,270
Deferred government subsidy (Note 20)	5,108,941	5,421,705
Total liabilities	115,995,257	104,631,063

Commitments and contingencies (Note 22)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares
Authorized; 68,691,925 and 28,691,925 shares issued and
outstanding as of December 31, 2015 and 2014, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 21)	851,729	812,582
Accumulated losses	(24,545,524)	(19,780,232)
Accumulated other comprehensive income	889,565	259,173
Total deficit of Sunrise Real Estate Group, Inc.	(14,547,303)	(10,451,550)
Non-controlling interests	4,836,278	7,159,197
Total stockholders’ equity	(9,711,025)	(3,292,353)
Total liabilities and stockholders’ equity	$106,284,232	$101,338,710

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2015	2014

Net revenues	$4,763,774	$8,611,639
Cost of revenues	(2,896,123)	(4,350,690)
Gross income	1,867,651	4,260,949

Operating expenses	(1,807,883)	(1,915,753)
General and administrative expenses	(3,787,544)	(4,587,528)
Operating income (loss)	(3,727,776)	(2,242,332)

Other income (expenses)
Interest income	132,429	853,055
Interest expense	(3,476,587)	(3,401,238)
Other income (loss)	(167,607)	53,966
Equity income (loss) of unconsolidated affiliates	384,495	(445,280)
Total other expenses	(3,127,270)	(2,939,497)

Loss before income taxes	(6,855,046)	(5,181,829)
Income taxes (Note 15)	132,984	(30,583)
Net loss	(6,722,062)	(5,212,412)
Less: Net loss attributable to non-controlling interests	1,956,770	1,558,726
Net loss attributable to stockholders of Sunrise Real Estate Group, Inc.	$(4,765,292)	$(3,653,686)

Loss per share - basic and fully diluted	$(0.06)	$(0.09)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	37,404,254

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2015	2014

Net loss	$(6,722,062)	$(5,212,412)

Other comprehensive income
- Foreign currency translation adjustment	264,242	(9,670)
Total comprehensive loss	(6,457,820)	(5,222,082)
Less: Comprehensive loss attributable to non-controlling interests	2,322,919	1,599,561

Total comprehensive loss attributable to stockholders of Sunrise Real Estate Group, Inc.	$(4,134,901)	$(3,622,521)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional			Other	Non-	Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Accumulated Losses	Comprehensive Income	controlling Interests	(Deficit) Equity

Balance, January 1, 2013	28,691,925	$286,919	$4,570,008	$812,467	$(16,126,545)	$228,007	$9,117,483	$ (,1,111,661)
Net loss	-	-	-	-	(3,653,686)	-	(1,558,726)	(5,212,412)
Shares issued	40,000,000	400,000	3,000,000					3,400,000
Surplus reserve				115.00				115
Cash dividends paid to non-controlling interests	-	-	-	-	-	-	(358,725)	(358,725)
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	31,166	(40,835)	(9,670)
Balance, December 31, 2014	68,691,925	686,919	7,570,008	812,582	(19,780,232)	259,173	7,159,197	(3,292,353)
Shares issued	-	-	-					-
Surplus reserve				39,147				39,147
Loss for the year					(4,765,292)		(1,956,770)	(6,722,062)
Cash dividends to non-controlling interest							-	-
Capital contribution from non-controlling interests of new consolidated Subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign Operations	-	-	-	-	-	(630,391)	(366,149)	262,242
Balance, December 31, 2015	68,691,925	$686,919	$7,570,008	$851,729	$(24,545,524)	$(889,564)	$4,836,278	$(9,711,025)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(6,722,062)	$(5,212,412)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,028,453	1,063,659
Loss on disposal of property and equipment	1,029	14,348
Impairment loss on investments
Bad debt	188,748	11,964
Equity in net loss of unconsolidated affiliates	(1,389,286)	445,280
Impairment loss on Real estate property under development	1,004,792	981,724
Changes in assets and liabilities
Accounts receivable	(282,674)	(35,076)
Promissory deposits	(86,537)	(67,401)
Real estate property under development	(10,944,825)	(40,658,188)
Customer deposits	6,807,037	8,961,568
Amount due from unconsolidated affiliates	291,045	840,416
Other receivables and deposits	(317,674)	(1,687,147)
Deferred tax assets	(131,015)	(17,129)
Accounts payable	(2,556,969)	4,865,647
Other payables and accrued expenses	170,154	(278,846)
Interest payable on promissory notes	2,096,445	1,998,862
Interest payable on amounts due to directors	3,392,485	1,763,546
Taxes payable	(3,280)	(18,602)
Other Tax payable	20,273	6,706
Deposits received from underwriting sales	-	(1,397,824)
Net cash used in operating activities	(7,433,861)	(28,418,905)

Cash flows from investing activities
Acquisition of property, plant and equipment	(189,159)	(83,630)
Proceeds from disposal of property and equipment	-	-
Capital contribution to unconsolidated affiliates	(1,831,701)	(353,115)
Advances to an unconsolidated affiliate	(370,662)	(12,825)
Repayment of advances to unconsolidated affiliates	112,178	114,360
Net cash used in investing activities	(2,279,344)	(335,210)

Cash flows from financing activities
Funds received from capital increase	-	3,400,000
Restricted cash	1,356,664	137,183
Capital injection from non-controlling interest of new consolidated subsidiaries	56,089	-
New bank loans	12,924,214	9,397,715
Repayments of bank loans	(12,338,902)	(5,838,636)
Advances from directors	2,164,491	64,340
Repayments of advances from directors	(4,705,669)	(2,606,917)
Advances from an affiliate	21,063,948	17,187,211
Repayments from an affiliate	(4,660,977)	-
Proceeds from promissory notes	6,077,441	16,063,333
Repayments of promissory notes	(13,123,102)	(9,477,660)
Dividends paid to non-controlling interests	-	(69,444)
Net cash provided by financing activities	8,814,197	28,257,125

Effect of exchange rate changes on cash and cash equivalents	215,940	68,323

Net increase (decrease) in cash and cash equivalents	(683,068)	(428,667)
Cash and cash equivalents at beginning of year	1,626,583	2,055,251
Cash and cash equivalents at end of year	$943,516	$1,626,584

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2015	2014

Supplemental disclosure of cash flow information
Income taxes paid	$78,194	$54,313
Interest paid	4,699,220	5,349,991

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

As of December 31, 2015, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou GaoFengHui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
LinyiShangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan GaoFengHui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
LinyiRui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
PutianXinJi Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	55%	Subsidiary	Property brokerage services

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[3]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
XinGuang Equity Investment Management (Shanghai) Company Limited (“SHXG”)	December 17, 2012	PRC	49%	Equity investment	Equity investment and consultancy
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%	Equity investment	Import and export trading
Shanghai HuiTian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Shenzhen HuiTian (“SZHT”)	October 15, 2014	PRC	100%	Subsidiary	Investment holding
Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd (“CQNXSY”)	January 14, 2015	PRC	65%	Subsidiary	Investment holding
Suzhou Shangyang Huitian Wealth Investment Management Co., Ltd (SZSYHT)	January 14, 2015	PRC	75%	Subsidiary	Investment holding

1.	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
2.	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding a 60% equity interest in SHXYJB.

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

Also on August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e., Ace Develop, Planet Tech and SystemsTech, entered into an exchange agreement under which SRRE issued 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY. The transaction was closed on October 5, 2004. Lin Chi-Jung is Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop. Regarding the 10,000,000 shares of common stock of SRRE issued in this transaction, SRRE issued 8,500,000 shares to Ace Develop, 750,000 shares to Planet Tech and 750,000 shares to Systems Tech.

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

On March 6, 2012, SHXJY established a subsidiary in the PRC, LYRL. The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY. At the date its incorporation, SHXJY transferred its 24% equity interest in LYSY to LYRL. On August 2014, the whole equity interest in LYRL was transferred to SHRJ.

On December 17, 2012, LRY together with two corporate investors established a company, namely SHXG, in the PRC to provide investment management and consulting services. LRY holds 49% equity interest SHXG. SHXG has not commenced its operations.

On June 6, 2013, SHSY and LYRL together with 4 investors established a company, namely Shanghai Daerwei, in the PRC focusing on the cosmetics and skincare business. SHSY holds 19% and LYRL holds 11% equity interest of Shanghai Daerwei. The business as of end of December 31, 2015 had a revenue of $23,121,492.

On July 25, August 19 and October 15, 2014, the Company established three investment holding company separately, namely SHHT, SHSYTX and SZSYHT. These three company were 100% subsidiary to the Company and have not commenced its operations.

On January 2015, SHHT together with another corporate investor established a company, namely Suzhou Shangyang Huitian Wealth Investment Management Co,. Ltd (SZSYHT). SHHT holds 75% equity interest of SZSYHT. The company is focused on wealth management.

On January 2015, SHSY and SHSYTX together with another corporate investor established a company, namely Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd (CQNXSY). SHSY holds 33% and SHSYTX holds 32% equity interest of CQNXSY. The company is focused on fund management.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company has a working capital deficiency, accumulated deficit from recurring net losses for the current and prior years, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Major Customers

During the year ended December 31, 2015, there were three customers that accounted for 18%, 11% and 11% of our net revenues separately, and there are $0, $611,438 and $0 accounts receivable from these three customers separately as of December 31, 2015.

During the year ended December 31, 2014, there was two customers that accounted for 21% and 12% of our net revenues separately, and there are $740,498 and $0 accounts receivable from these two customer as of December 31, 2014.

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

The exchange rates as of December 31, 2015 and December 31, 2014 are $1: RMB6.4936 and $1: RMB6.1190 respectively.

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

For the years ended December 31, 2015 and 2014, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, .2015 and 2014

Customer Deposits

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

During the year ended December 31, 2015, the Company provided an allowance for impairment loss on investments in unconsolidated affiliates of $ 1,004,792 (2014: $0). As of December 31, 2015, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $ 1,240,819 (2014: $236,028).

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

During the year ended December 31, 2015, the Company provided an allowance for impairment loss on other investments of $Nil (2014: $Nil). As of December 31, 2015, the allowance for impairment loss on other investments amounted to $76,922 (2014: $78,444).

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

During the year of 2012, the Company received no refundable government subsidy amount of $5,108,941 (RMB33,175,416). The subsidy is given to reimburse the land acquisition costs and certain construction cost incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2015, the Company’s deferred government subsidy amounted to $5,108,941(2014: $5,421,706).

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

The Company accounts for real estate development sales in accordance with the ASC 976-605, “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). A real estate development sale is recognized by the percentage-of-completion method on the sale of individual units when the individual unit sites are being sold separately and all the following criteria are met as below:

a. Construction is beyond a preliminary stage.

b. The buyer is committed to the extent of being unable to require a refund except for no delivery of the unit.

c. Sufficient units have already been sold to assure that the entire property will not revert to rental property.

d. Sales prices are collectible.

e. Aggregate sales proceeds and costs can be reasonably estimated.

If any of the above criteria is not met, proceeds shall be accounted for as deposits until the criteria are met.

All revenues represent gross revenues less sales and business tax.

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2015 and 2014 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2015 and 2014.

New Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and iii) management's plans that are intended to mitigate the conditions or events - and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and early application is permitted evaluating the impact of adopting ASU 2014-15 on our results of operations or financial condition.

In February 2015, the FASB issued ASU 2015-16, simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). This Update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

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

All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in Update 2014-09.

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of December 31, 2015, the Company held cash deposits of $NIL (2014: $1,426,471) as security for its short term borrowings (see Note 11) and cash deposits of $143,590 (2014: $109,422) as guarantee to the banks which provides mortgage loan to individual customers of ours construction products. . These balances are subject to withdrawal restrictions and were not covered by insurance.

NOTE 4 - PROMISSORY DEPOSITS

Promissory deposits were paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

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

In March 13, 2014, the Company had signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company has got the right to develop the GuangxingLu Project, which located on 182 lane Guangxinglu, Putuo distirct, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

As of December 31, 2015, the real estate property under development totaled $77,777,167 (2014: $71,377,187).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2015	2014

Advances to staff	$13,274	33,609
Rental deposits	32,709	40,800
Prepaid expense	38,692	319,774
Prepaid tax	1,427,812	1,066,574
Other receivables	502,820	353,964
	$2,015,307	$1,814,721

Other receivables and deposits as of December 31, 2015 are stated net of allowance for doubtful accounts of $283,505 (2014: $159,590).

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2015	2014

Furniture and fixtures	$362,584	$474,199
Computer and office equipment	326,762	298,055
Motor vehicles	718,007	761,963
Properties	9,280,235	9,622,547
	10,687,588	11,156,764
Less: Accumulated depreciation	3,151,430	2,688,684
	$7,536,158	$8,470,080

During the year ended December 31, 2015, depreciation and amortization expense for property and equipment amounted to $462,746

All properties as of December 31, 2015 and 2014 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 8 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2015	2014

Investment properties	$9,535,669	$10,119,435
Less: Accumulated depreciation	(4,527,060)	(4,418,590)
	$5,008,609	$5,700,845

During the year ended December 31, 2015, depreciation and amortization expense for investment properties amounted to $378,131.

All investment properties as of December 31, 2015 and 2014 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 9 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (30%). As of December 31, 2015, the investment amount in WHYYL and SHDEW were $4,028,274 and $3,534,546 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of December 31, 2015 the investment in WHYYL was $4,028,274, which included its equity in loss of WHYYL, net of income taxes, totaling $1,881,281 as of December 31, 2015. The following table sets forth the financial information of WHYYL.

	Years Ended December 31,
	2015	2014

Revenues	$-	$-

Net profit (loss)	$(1,888,281)	$(821,118)

	December 31,	December 31,
	2015	2014

Current assets	$66,345,953	$55,563,441
Non-current assets	1,208,224	902,342
Total assets	67,554,177	56,465,783

Current liabilities	59,332,675	45,815,315
Total equity	$8,221,503	$10,650,468

As of December 31, 2015, the Company has a balance of $2,508,251 (2014: $2,695,010) due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. According to the agreement with WHYYL, the balance was no longer charged interest from September 1, 2014. During the year ended December 31, 2015, the Company recorded interest income of $NIL (2014: $744,909) from WHYYL.

SHDEW was established in June, 2013 with its business as a skincare and cosmetic company. The company has made progress in its operation. Its We chat store has a membership of over a million members. It is developing its own skincare products as well as solidifying its position in the ecommerce platform.

As of December 31, 2015, the net profit for SHDEW was $7,715,146 with total equity in the amount of $11,780,768.

	Years Ended December 31,
	2015	2014

Revenues	$30,559,569	$2,062,232

Net profit (loss)	$7,715,146	$(860,154)

	December 31,	December 31,
	2015	2014

Current assets	$20,580,634	$4,889,362
Non-current assets	174,964	609,053
Total assets	20,755,599	5,498,415

Current liabilities	8,974,831	122,103
Total equity	$11,780,768	$5,376,312

NOTE 10 - OTHER INVESTMENTS, NET

As of December 31, 2015 and 2014, investments accounted using the cost method consist of various companies engaging in real estate agency or property related services.

During the years ended December 31, 2015 and 2014, the Company recorded no income from other investments. The Company provided an allowance of impairment loss on other investments for the year ended December 31, 2015 of $Nil (2014: $Nil). As of December 31, 2015, the Company’s allowance for impairment loss on other investments amounted to $76,922 (2014: $78,444).

NOTE 11 - BANK LOANS

In January 2014, the Company obtained a bank loan of $1,300,369 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”). The loan is secured by the properties of two unrelated parties and matured on March 1, 2015. In February and March 2015, the Company entering into two new loan for 1–year period with the amount of $1,226,773(RMB7,500,000) As of December 31, 2015 and December 31, 2014, the outstanding balance of this loan was $923,987 (RMB6,000,000) and $1,308,558 (RMB8,000,000).

In August 2012, the Company entered into a 3-year revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 5,850,629 (RMB35,800,000) as of December 31, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by the People’s Bank of China (“PBOC”). The average interest rate for the twelve months ended December 31,, 2015 was 7.5% per annum. The credit facility is secured by all of the Company’s properties included in property and equipment (See Note 7), guaranteed by a director of the Company, and matures on March 31, 2015. In March 2015, this facility was extended for 1-year period matured on March 31, 2016. In December 2015, a repayment of $5,513,120 (RMB35,800,000) was made to finish this borrowing. As of December 31, 2015 and December 31, 2014, the Company had outstanding loan balances of $NIL and $4,984,475, respectively, under this facility line of credit.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,256,905 (RMB75,000,000) as of December 31, 2015. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the twelve months ended December 31, 2015 was 7. 5% per annum. The facility of credit is secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matures on March 31, 2015. In March 2015, this facility was extended for 1-year period matured on March 31, 2016. As of December 31, 2015 and December 31, 2014, the Company had outstanding loan balances of $7,726,038 (RMB50,169,802) and $12,256,905 (RMB75,000,000), respectively, under this facility line of credit.

NOTE 12 - PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $8,123,596 and $13,396,206 as of December 31, 2015 and December 31, 2014, respectively.

The promissory note with an outstanding principal of $1,461,412 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013 and the new terms of repayment had not been determined with the debtor and therefore has no fixed term of repayment.. As of December 31, 2015 and December 31, 2014, the outstanding principal in default and the unpaid interest related to this promissory note amounted to $1,461,412 and $1,877,729, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal as of December 31, 2015 amounting to $769,989 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $769,989 and $817,127, respectively.

The promissory note with a principal as of December 31, 2015 amounts to $769,989 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $769,989 and $817,127, respectively.

The promissory note with a principal as of December 31, 2015 amounts to $153,998 bears interest at a rate of 15.75% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $167,136 and $175,223, respectively.

The promissory note with a principal of $4,902,762 as of December 31, 2014 bears interest at the rate of 26.7% per annum, is unsecured and has no fixed term of repayment. The promissory note has been paid with the principal of $2,309,967 in the year 2015. As of December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $3,900,442.

The promissory note with a principal of $817,127 as of December 31, 2014 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. The promissory note has been paid in 2015 and another promissory note with the principal of $153,998 was made in December 2015. As of December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $153,998.

The promissory note with a principal of $431,194 as of December 31, 2015 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $556,653.

The promissory note with a principal of $300,000 as of December 31, 2015 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2015 and December 31, 2014, the outstanding principal and unpaid interest related to this promissory note amounted to $343,976 and $322,500 respectively.

The promissory note with a principal of $1,539,978 as of December 31, 2014 bears interest at the rate of 20% per annum, which has been paid in 2015.

The promissory note with a principal of $163,425 as of December 31, 2014 bears interest at the rate of 20% per annum, which has been paid in 2015.

During the year ended December 31, 2015, the interest expense related to these promissory notes was $2,049,357 (2014: $1,998,862).

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2015	2014

Lin Chi-Jung	$10,908,905	$10,073,426
Lin Chao-Chin	-	23,027
Lin Hsin-Hung	71,649	32,794
	$10,980,554	$10,129,246

(a)

The balance due to Lin Chi-Jung, the Company’s CEO, President and Chairman, consisted of a balance of unpaid salaries and reimbursements totaling $69,487 (2014: $44,416) and advances together with unpaid interest totaling $10,839,418 (2014: $10,029,010).

The balance of unpaid salaries and reimbursements was unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the year ended December 31, 2015, the interest expense related to these advances amounted to $2,866,000 (2014: $1,763,546). Included in the outstanding amounts with Lin Chi-Jung were advances of $ 7,973,418 that was currently in default.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – ACCOUNTS PAYABLE

As of December 31, 2015 and 2014, the balances of accounts payable were $7,467,199 and $10,531,908 respectively. The balance of accounts payable as of December 31, 2015 included unpaid development fee of Linyi project of $5,461,169 and Guangxinlu project of 1,081,544. The other balance was due to agents of operating business.

NOTE 15 – CUSTOMER DEPOSITS

Customer deposits consisted the sales from real estate development project (Linyi project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

Linyi project has started pre-sales in November 2013; as of December 31, 2015, the pre-sales amounted to $17,928,278.

Note 16- AMOUNT DUE TO AN AFFILIATE

In August 2014, the company obtained a entrusted bank loan of $15,399,778 (RMB100,000,000) from China Everbright Bank bearing interest at a rate of 14% per annum. The loan is specific for the real estate development of Guxinglu Project. The loan capital is come from Jiaxing Shangyang, a limited partnership created by the Company and Chongqing Nongxin Investment Co., Ltd. The accrued interest expense of this entrusted loan is $2,243,554 at the end of December 31, 2015.

The Company has temporary borrowings temporary borrowings without interest from SHDEW, an affiliate company, As of December 31, 2015, the amount of borrowings was $16,773,763.

There are other amount due to affiliates include due to Jiaxing Shangyang and SHXG, with amount of $107,798 and $19,096., respectively.

NOTE 17- OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2015	2014

Accrued staff commission and bonus	$531,856	$532,411
Rental deposits received	319,641	374,680
Rental receipts in advance	4,620	-
Accrued expenses	-	-
Other payables	367,372	217,777
Dividends payable to non-controlling interest	273,447	290,188
	$1,496,936	$1,415,056

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 18- INCOME TAXES PAYABLE

SRRE, CY-SRRE and LRY do not generate any income and therefore are not subject to income taxes in the U.S., the British Virgin Islands or the Cayman Islands. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in the years ended December 31, 2015 and 2014.

Income tax benefit consists of

	Years Ended December 31,
	2015	2014
PRC
Provision for income tax	$-	$47,711
Deferred tax benefit	(132,984)	(17,129)
Total income tax benefit	$(132,984)	$30,583

Income taxes represent current PRC income taxes, which are calculated at the applicable statutory income tax rate on the assessable income for the years ended December 31, 2015 and 2014. A reconciliation of the provision for income taxes, with amounts determined by applying the PRC statutory income tax rate to loss before income taxes, is as follows:

	Years Ended December 31,
	2015	2014

Provision for income tax benefit at PRC statutory tax rate of 25%	$(121,736)	$44,194
Permanent differences	(9,279)	(14,116)
Under (Over)-provision for income taxes in prior years	(1,969)	505
Change in valuation allowance	-	-
Total income tax benefit	$(132,984)	$30,583

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $132,984 as of December 31, 2015 (2014: $17,129).

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

NOTE 19– LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $10,779,845 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC. For the year ended December 31, 2015, total loan interest was approximately $393,455, which was capitalized in the development cost of the Linyi project.

The Company pledged its real estate properties in the Linyi project with carrying value of $40,871,913 as of December 31, 2015. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds. On May 2015, the loan was extended for a 1-year period matured in May 16, 2016. On December 2015, the Company paid $6,159,911 (RMB40,000,000) to the bank. As of December 31, 2015, the Company had outstanding loan balance of $4,619,933 (RMB30,000,000) under this facility line of credit.

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a 3-year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of December 31, 2015, there are $18,479,734 (RMB120,000,000) draw down from this loan facility.

	December 31,	December 31,
	2015	2014

Outstanding borrowings	$23,099,667	$15,062,960
Less: Current portion of long term borrowings	4,619,933	6,890,960
	$18,479,734	$8,171,270

NOTE 20- DEFERRED GOVERNMENT SUBSIDY

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

The Company has received refundable government subsidy of $5,108,941 as of December 31, 2015. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2015, the Company’s statutory reserve fund was $851,729 (2014: 812,582).

NOTE 22- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2015 were $398,451 (2014: $50,265).

As of December 31, 2015, the Company had the following operating lease obligations falling due.

Amount
Year Ending
2016	$110,732
2017	37,232
2018	-
$147,964

NOTE 23- RELATED-PARTY TRANSACTION

During the year ended in December 31, 2015, the related-party transaction accrued net revenues from SHDEW was $796,081, net revenues and interest income from WHYYL was $373,747 and interest expense to JXSY was $2,243,554.

NOTE 24- SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year ended December 31, 2015
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$4,763,774	$-	$-	$4,763,774
Cost of revenues	(2,811,134)	-	(84,988)	(2,896,123)
Gross income	1,952,640	-	(84,988)	1,867,651

Operating expenses	(857,807)	(881,993)	(68,083)	(1,807,883)
General and administrative expenses	(2,467,254)	(1,078,102)	(242,189)	(3,787,544)
Operating loss	(1,372,420)	(1,960,095)	(395,260)	(3,727,776)

Other income (expenses)
Interest income	130,650	1,718-	61	132,429
Interest expense	(3,412,261)	-	(64,326)	(3,476,587)
Miscellaneous	(162,895)	(4,631)	(80)	(167,607)
Equity in net loss of an unconsolidated affiliate	1,309,752	(925,258)	-	384,495
Total other (expenses) income	(2,134,755)	(928,171)	(64,345)	(3,127,270)

Loss before income taxes and equity in net loss of
an unconsolidated affiliate	(3,507,175)	(2,888,266)	(459,605)	(6,855,046)
Income tax (expense) benefit	15,816	117,168	-	132,984
Net loss	$(3,491,359)	$(2,771,098)	$(459,605)	$(6,722,062)

	Year ended December 31, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$8,611,639	$-	$-	$8,611,639
Cost of revenues	(4,350,690)	-	-	(4,350,690)
Gross income	4,260,949	-	-	4,260,949

Operating expenses	(1,221,856)	(693,897)	-	(1,915,753)
General and administrative expenses	(2,845,692)	(1,529,493)	(212,343)	(4,587,528)
Operating loss	193,400	(2,223,390)	(212,343)	(2,242,333)

Other income (expenses)
Interest income	509,079	343,985	-	853,055
Interest expense	(3,356,238)	-	(45,000)	(3,401,238)
Miscellaneous	51,712	2,255	-	53,966
Equity in net loss of an unconsolidated affiliate	(99,969)	(402,348)	57,037	(445,280)
Total other (expenses) income	(2,895,425)	(56,109)	12,307	(2,939,497)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(2,702,025)	(2,279,499)	(200,305)	(5,181,829)
Income tax (expense) benefit	(40,518)	15,639	(5,704)	(30,583)
Net loss	$(2,742,543)	$(2,263,860)	$(206,009)	$(5,212,412)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of December 31, 2015
Real estate property under development	$-	$77,777,167	$-	$77,777,167
Total assets	27,660,378	78,523,053	100,801	106,284,232

As of December 31, 2014
Real estate property under development	$-	$71,377,187	$-	$77,377,187
Total assets	25,376,692	75,908,713	53,305	101,338,710

NOTE 25 SUBSEQUENT EVENTS

On July 31, 2017, our Board of Directors engaged RH, CPA (“RH, CPA”) as the Registrant’s certifying accountant to audit the registrant's financial statements, replacing its former certifying accountant, Kenne Ruan CPA, P.C. (“Kenne Ruan”). Upon receipt of the notice that the Registrant’s acceptance of the proposal from RH. CPA to audit its consolidated financial statements for the fiscal year ending December 31, 2015, Kenne Ruan resigned as the Registrant’s certifying accountant on July 31, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2015 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2015.

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

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	56	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	66	Director
November 28, 2006	LIN HSIN-HUNG	61	Executive Director
November 23, 2004	CHEN REN	68	Director
November 23, 2004	FU XUAN-JIE	86	Director
November 23, 2004	LI XIAO-GANG	58	Director
June 24, 2013	MI YONG JUN	42	Chief Financial Officer

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 56, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai XinJi Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou GaoFengHui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 66, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei XinLian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 61, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 68, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 86, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 58, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mi Yong Jun (Appointed on June 24, 2013)

Mr. Mi, age 42, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung	2015	72,960	-	-	-	-	-	4,505	77,465
CEO, President & Chairman	2014	72,960	-	-	-	-	-	4,505	77,465
Executive Officer of subsidiaries	2013	72,960	-	-	-	-	-	4,505	77,465

Wang Wen Yan, CFO	2013	21,500	-	-	-	-	-	429	21,929

Mi Yong Jun	2015	24,500	-	-	-	-	-	295	24,795
CFO (June 24, 2013)	2014	24,500	-	-	-	-	-	295	24,795
	2013	24,500						295	24,795

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

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors

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

Amounts Due To Directors

The amounts due to directors as of December 31, 2015 were $10,980,554. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2015 was $10,908,905, which consists of a balance of unpaid salaries and reimbursements totaling $69,487 and unsecured advances together with unpaid interest totaling $10,839,418.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the years ended December 31, 2015 and 2014, the interest expense related to these advances amounted to $1,088,403 and $1,763,546, respectively.

Amount Due to Lin Chao-Chin

The balance due to Lin Chao-Chin as of December 31, 2015 was $NIL.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2015 was $71,649, which is unsecured, interest-free and has no fixed term of repayment.

Advances To An Unconsolidated Affiliate

Advances to an unconsolidated affiliate as of December 31, 2015 was $2,508,251. The balance bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. During the year ended December 31, 2015, the Company recorded interest income of $NIL related to the advances.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang and Chen Ren, constitute members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is RH. CPA, as reported in our Form 8-K filed on July 31, 2017, the Company appointed RH, CPA as its independent accountant effective immediately. Our previous independent accountant was Kenne Ruan CPA, P.C. (“Kenne Ruan”). Set below are aggregate fees billed by Kenne Ruan and RH, CPA for professional services rendered the audit and quarterly reviews of the Company’s financial statements included in our Forms 10-K and 10-Qs for the fiscal years ended December 31, 2015 and 2014.

Audit Fees

For the years ended December 31, 2015 and 2014, the fees billed from RH. CPA and Kenne Ruan were $121,658 and $117,666, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

Kenne Ruan and R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2015 and 2014.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Incorporated by reference from Form 8-K filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Incorporated by reference from Form 8-K filed on January 28, 2011)

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Incorporated by reference from Form 8-K filed on August 21, 2014)

10.23	Stock purchase agreement dated November 10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Incorporated by reference from Form 8-K filed on November 10, 2014)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006. (Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO.(Incorporated by reference from Form 8-K dated March 27, 2012)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Chief Executive Officer and Director

DATE: October 24, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Chief Executive Officer and Director	October 24, 2017
Lin Chi-Jung

/s/ Mi Yong Jun	Chief Financial Officer	October 24, 2017
Mi YongJun

/s/ Lin Chao-Chin	Director	October 24, 2017
Lin Chao-Chin

/s/ Lin Hsin Hung	Director	October 24, 2017
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	October 24, 2017
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	October 24, 2017
Li Xiao-Gang

/s/ Chen Ren	Director	October 24, 2017
Chen Ren

