Form 10-Q
period 2016-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2017-12-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 15, 2017 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$5,917,825	$943,517
Restricted cash (Note 3)	142,263	143,590
Accounts receivable	1,092,359	1,287,277
Promissory deposits (Note 4)	189,989	1,205,427
Real estate property under development (Note 5)	79,942,967	77,777,167
Amount due from an unconsolidated affiliate (Note 9)	2,543,075	2,508,251
Other receivables and deposits, net (Note 6)	3,225,844	2,015,307
Total current assets	93,054,322	85,880,536

Property and equipment, net (Note 7)	1,593,837	7,536,158
Investment properties, net (Note8)	4,943,463	5,008,609
Deferred tax assets (Note 15)	156,045	142,111
Investment in an unconsolidated affiliate (Note 9)	10,675,623	7,562,821
Other investments	154,770	153,997
Total assets	$110,578,060	$106,284,232

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$8,229,091	$8,650,025
Current portion of long term borrowings (Note 11)	11,452,981	4,619,933
Promissory notes payable (Note12)	4,283,160	8,123,596
Accounts payable (Note 15)	6,362,138	7,467,199
Amounts due to directors (Note 13)	10,806,591	10,980,554
Amount due to an affiliate (Note 16)	36,983,184	32,516,032
Customer deposits (Note 17)	21,002,218	18,138,065
Other payables and accrued expenses (Note 14)	1,195,305	1,496,936
Other taxes payable	276,936	303,848
Income taxes payable	116,369	110,394
Total current liabilities	100,707,973	92,406,582

Long term bank loan (Note 11)	11,143,441	18,479,734
Deferred government subsidy (Note 18)	5,134,560	5,108,941
Total liabilities	116,985,974	115,995,257

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	851,729	851,729
Accumulated losses	(20,672,575)	(24,545,524)
Accumulated other comprehensive income	879,072	889,565
Total deficit of Sunrise Real Estate Group, Inc.	(10,684,847)	(14,547,303)
Non-controlling interests	4,276,933	4,836,278
Total shareholders’ equity	(6,407,914)	(9,711,025)

Total liabilities and shareholders’ equity	$110,578,060	$106,284,232

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2016	2015

Net revenues	$665,381	$1,395,418
Cost of revenues	(682,137)	(732,900)
Gross profit (loss)	(16,756)	662,518

Operating expenses	(370,755)	(561,187)
General and administrative expenses	(808,290)	(1,080,637)
Operating profit (loss)	(1,195,801)	(979,306)

Other income (expenses)
Interest income	31,659	27,929
Interest expense	(809,865)	(650,819)
Equity in net gain (loss) of an affiliate	2,127,131	(213,869)
Other income (loss), net	3,150,737	(248,823)
Total Other Income (Expenses)	4,499,662	(1,085,582)

Income (loss) before income taxes	3,303,861	(2,064,888)

Income tax benefit (expense)	7,730	46,229
Net income (loss)	3,311,591	(2,018,659)
Less: Net (income) loss attributable to non-controlling Interests	561,358	462,560
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$3,872,949	$(1,556,099)

Earnings (Loss) per share – basic and fully diluted	$0.06	$(0.02)

Weighted average common shares outstanding - Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2016	2015

Net Income (Loss)	$3,311,591	$(2,018,659)

Other comprehensive income (loss)
- Foreign currency translation adjustment	(8,479)	(34,876)

Total comprehensive income (loss)	3,303,112	(2,053,535)
Less: Comprehensive (income) loss attributable to non-controlling interests	559,345	579,071

Total comprehensive income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$3,862,457	$(1,474,464)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$3,311,591	$(2,018,659)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	196,412	262,683
Bad debts	-	191,757
Loss (Gain) on disposal of property, plant and equipment	(3,161,386)	-
Equity in net loss (income) of unconsolidated affiliates	(2,127,131)	213,865
Changes in assets and liabilities
Accounts receivable	199,578	(238,022)
Promissory deposits	1,012,379	(26,049)
Real estate property under development	(1,759,957)	(2,114,241)
Customer Deposits	2,748,484	1,817,757
Amount due from unconsolidated affiliates	23,969	166,550
Other receivables and deposits	(1,189,733)	(1,158,821)
Deferred tax assets	(13,104)	(46,230)
Accounts payable	(1,132,324)	(1,602,635)
Other payables and accrued expenses	(306,382)	(214,854)
Interest payable on promissory notes	1,004,935	1,054,291
Interest payable on amounts due to directors	464,200	382,020
Other taxes payable	(28,182)	(20,408)
Income taxes payable	5,373	-
Net cash used in operating activities	(751,278)	(3,350,996)

Cash flows from investing activities
Purchases of property and equipment	-	(122,581)
Proceeds from disposal of plant and equipment	9,120,426	-
Capital injection to unconsolidated affiliates	(920,344)	(270,261)
Advances to unconsolidated affiliates, net	(46,017)	(3,178)
Net cash provided by (used in) investing activities	8,154,065	(396,020)

Cash flows from financing activities
Restricted cash	2,029	1,404,139
Bank loan repayments	(8,831,044)	(2,691,250)
New bank loans	7,818,825	6,105,304
Advances from directors	536,498	19,644
Repayments of advances from directors	(1,216,190)	(2,555,096)
Advances from an affiliate	3,276,565	2,765,963
Repayments from an affiliate	(6,254)	(172,577)
Proceeds from new promissory notes	182,639	18,111
Repayments of promissory notes	(4,027,412)	(184,742)
Net cash provided by (used in) financing activities	(2,264,344)	4,709,496

Effect of exchange rate changes on cash and cash equivalents	(164,135)	27,274

Net increase in cash and cash equivalents	4,974,308	989,754
Cash and cash equivalents at beginning of period	943,517	1,626,583
Cash and cash equivalents at end of period	$5,917,825	$2,616,337

Supplemental disclosure of cash flow information
Income taxes paid	$-	$50,266
Interest paid	1,996,230	943,865

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

As of March 31, 2016, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	38.5%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”)	June 5, 2012	PRC	100%	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	30%	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Shenzhen Hui Tian (“SZHT”)	October 15, 2014	PRC	100%	Subsidiary	Investment holding
Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd(“CQNXSY”)	January 14, 2015	PRC	65%	Subsidiary	Investment holding
Suzhou Shangyang Huitian Wealth Investment Management Co,. Ltd(SZSYHT)	January 14, 2015	PRC	75%	Subsidiary	Investment holding

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

The accompanying condensed consolidated balance sheet as of December31, 2015, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 and 2015, and the cash flows for the three months ended March 31, 2016 and 2015. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March31, 2016, the Company has a working capital deficiency, accumulated deficit and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of March 31, 2016 and December 31, 2015 are $1: RMB6.4612 and $1: RMB6.4936, respectively.

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

For the three months ended March 31, 2016 and 2015, the Company had not recognized any impairment for real estate property under development.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy on its balance sheets. As of March 31, 2016 and December 31, 2015, the balance of deferred government subsidy was $5,134,560 and $5,108,941, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer provides confirmation to us in order to invoice them accordingly. We normally receive the commission at the time when the property developer receives a portion of the sales proceeds from the buyer (i) in accordance with the terms of the relevant property sales agreement, (ii) or the balance of the bank loan to the buyer has been funded, (iii) or recognized under the sales schedule or other specific items of the agency sales agreement with developer. At no point does the Company handle any monetary transactions nor act as an escrow intermediary between the developer and the buyer.

Revenue from marketing consultancy services is recognized when services are provided to clients, fees associated to services are fixed or determinable, and collection of the fees is assured.

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

The Company accounts for underwriting sales in accordance with ASC 976-605 “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). The commission revenue on underwriting sales is recognized when sales have been consummated. Generally, this occurs when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

All revenues represent gross revenues less sales and business taxes.

Net Earnings (Loss) per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share recognizes common stock equivalents. However, potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

Recently Adopted Accounting Standards

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in the presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. We are currently assessing the impact this standard will have on our consolidated statement of cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of March 31, 2016 and December 31, 2015, the Company held cash deposits of $142,263 and $143,590, respectively, as security for its bank loans (see Note 10). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxinglu Project, which is located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

As of March 31, 2016, land use rights included in real estate property under development totaled $79,942,967.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March31,	December 31,
	2016	2015

Advances to staff	$59,747	13,274
Rental deposits	32,687	32,709
Prepaid expense	945,375	38,692
Prepaid tax	1,451,336	1,427,812
Other receivables	736,699	502,820
	$3,225,844	$2,015,307

Other receivables and deposits as of March 31, 2016 and December 31, 2015 were stated net of allowance for doubtful accounts of $314,570 and $283,505, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2016	2015

Furniture and fixtures	$165,951	$362,584
Computer and office equipment	328,401	326,762
Motor vehicles	721,608	718,007
Properties	2,341,587	9,280,235
	3,557,547	10,687,588
Less: Accumulated depreciation	(1,963,710)	(3,151,430)
	$1,593,837	$7,536,158

Depreciation and amortization expense for property and equipment amounted to $106,955 and $154,496 for the three months ended March 31, 2016 and 2015, respectively.

All properties as of March 31, 2016 and December 31, 2015 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2016	2015

Investment properties	$9,583,487	$9,535,669
Less: Accumulated depreciation	(4,640,024)	(4,527,060)
	$4,943,463	$5,008,609

Depreciation and amortization expense for investment properties amounted to $89,458 and $96,039 for the three months ended March 31, 2016 and 2015, respectively.

All investment properties as of March 31, 2016 and December 31, 2015 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (30%). As of March 31, 2016, the investment amounts in WHYYL and SHDEW were $3,962,966 and $5,163,577, respectively.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a three year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 to acquire a 49% equity interest in WHYYL to expand its operations to real estate development. As of March 31, 2016 the investment in WHYYL was $3,962,966, which included its equity in net loss of WHYYL, net of income taxes, totaling $172,951 as of March 31, 2016. The following table sets forth the unaudited financial information of WHYYL.

	Three Months ended March 31,
	2016	2015

Revenues	$-	$-

Net loss	$172,951	$358,974

	March31,	December 31,
	2016	2015

Current assets	$66,639,320	$66,345,953
Non-current assets	1,264,924	1,208,224
Total assets	67,904,244	67,554,177

Current liabilities	59,816,021	59,332,675
Total equity	$8,088,223	$8,221,503

As of March 31, 2016 and December 31, 2015, the Company has a balance of $2,543,075 and $2,508,251 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. According to the agreement with WHYYL, the balance was no longer charged interest from September 1, 2014..

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and apparel. SHDEW is developing its own online shopping platform where consumers can purchase its cosmetics and skincare products. The app is expected to be in operation in mid 2016.

As of March 31, 2016, the net profit for SHDEW was $7,374,973 with total equity in the amount of $22,375,524.

	Three Months ended March 31,
	2016	2015

Revenues	$34,745,108	$1,704,454

Net income	$7,374,973	$774,310

	March31,	December 31,
	2016	2015

Current assets	$77,348,621	$5,798,367
Non-current assets	9,686,979,	18,525
Total assets	87,035,600	5,798,367

Current liabilities	64,660,076	4,148,749
Total equity	$22,375,524	$1,649,617

NOTE 10 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,302,465 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate of periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”) . The loan is secured by the properties of two unrelated parties and matured on March 1, 2016. In March 2, 2016, the Company entered into a new loan for 1–year period with the amount of $464,310 (RMB3,000,000) As of March 31, 2016 and December 31, 2015, the outstanding balance of this loan was $464,310 (RMB3,000,000) and $923,987 (RMB6,000,000).

In April 2012, the Company entered into a three year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,256,905 (RMB75,000,000) as of March 31, 2016. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from one year to three years as announced by PBOC. The average interest rate for the three months ended March 31, 2016 was 7.5% per annum. The credit facility was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matured on March 31, 2016. In March 2016, this facility was extended for three year period and will mature on March 31, 2019. As of March 31, 2016 and December 31, 2015, the Company had outstanding loan balances of $7,764,781 (RMB50,169,802) and $7,726,038 (RMB50,169,802), respectively, under this facility line of credit.

NOTE 11- LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a two year term in the principal amount of $10,779,845 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC.

The Company pledged its real estate properties in the Linyi project with a carrying value of $41,132,935 as of March 31, 2016. The loan is also subject to certain covenants including floating mortgage ratio not more than 50%. Floating mortgage rate is calculated as the outstanding principal and unpaid interest after deduction of guaranteed funds kept in the stipulated bank account divided by the value of pledged properties. In addition, the Company is required to maintain all monies received from sales of any properties relating to the Linyi project in a stipulated bank account as guaranteed funds. As of March 31, 2016, the Company had an outstanding loan balance of $4,024,020 (RMB26,000,000) under this facility line of credit.

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a three year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. As of March 31, 2016, there were $18,572,401 (RMB120,000,000) draw down from this loan facility.

	March31,	December 31,
	2016	2015

Outstanding borrowings	$22,596,422	$23,099,667
Less: Current portion of long term borrowings	11,452,981	4,619,933
	11,143,441	18,479,734

For the three months period ended March 31, 2016, total loan interest was approximately $496,825, which was capitalized in the development cost of the Guxinglu project and expenditure in the interest expenses of the Linyi project, respectively.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal amounts and unpaid interest in the aggregate of $4,283,160 and $8,123,596 as of March 31, 2016 and December 31, 2015, respectively.

The promissory note with an outstanding principal amount of $1,482,323 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013. The new terms of repayment had not been determined with the debtor and therefore have no fixed term of repayment. As of March 31, 2016 and December 31, 2015, the outstanding principal amount in default and the unpaid interest related to this promissory note amounted to $1,482,323 and $1,461,412, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal balance as of March 31, 2016 in the amount of $773,850 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2016 and December 31, 2015, the outstanding principal amount and unpaid interest related to this promissory note amounted to $773,850 and $814,041, respectively.

The promissory note with a principal balance as of March 31, 2016 in the amounts of $773,850 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2016 and December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $773,850 and $814,041, respectively.

The promissory note with a principal balance as of March 31, 2016 in the amounts to $154,770 bears interest at a rate of 15.75% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2016 and December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $161,880 and $170,287, respectively.

The promissory note with a principal balance of $154,770 as of March 31, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2016, the outstanding principal amount and unpaid interest related to this promissory note amounted to $160,558.

The promissory note with a principal balance of $433,356 as of March 31, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2016, the outstanding principal amount and unpaid interest related to this promissory note amounted to $575,473.

The promissory note with a principal balance of $300,000 as of March 31, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2016 and December 31, 2015, the outstanding principal amount and unpaid interest related to this promissory note amounted to $355,226 and $329,404, respectively..

For the three months ended March 31, 2016, the interest expense related to these promissory notes was $201,049.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2016	2015

Lin Chi-Jung	$10,730,165	$10,908,905
Lin Hsin-Hung	76,426	71,649
	$10,806,591	$10,980,554

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2016 and December 31, 2015 were $10,730,165 and $10,908,905, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2016	2015

Accrued staff commission and bonus	$401,403	$531,856
Rental deposits received	257,995	319,641
Rental receipts in advance	1,948	4,640
Dividends payable to non-controlling interest	208,251	273,447
Other payables	325,708	367,352
	$1,195,305	$1,496,936

NOTE 15- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of March 31, 2016 and December 31, 2015, the company’s account payable amounted to $6,362,138 and $7,467,199.

NOTE 16 – AMOUNT DUE TO AFFILIATES

A balance of $36,983,184 was due to JXSY of $16,443,024, SHDEW of $20,520,969, SHXG of $19,191.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which was pre-sale collection from our customers. As of March 31, 2016 and December 31, 2015, the company’s customer deposits amounted to $21,002,218 and $18,138,065.

NOTE 18– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of March 31, 2016 and December 31, 2015, the Company’s deferred government subsidy amounted to $5,134,560 and $5,108,941, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in the consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2016 and 2015 were $33,062 and $100,139, respectively.

As of March 31, 2016, the Company had the following operating lease obligations.

Amount

Within one year	$100,094
Two to five years	14,033
$114,127

NOTE 20– STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2016 and December 31, 2015, the Company’s statutory reserve fund was $851,729 and $851,729, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2016
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$665,381	$-	$-	$-	$665,381
Cost of revenues	(682,137)	-	-	-	(682,137)
Gross profit	(16,756)	-	-	-	(16,756)

Operating expenses	(193,669)	(172,912)		(4,174)	(370,755)
General and administrative expenses	(435,562)	(322,378)		(50,350)	(808,290)
Operating loss	(645,987)	(495,290)		(54,524)	(1,195,801)

Other income (expenses)
Interest income	31,387	269		3	31,359
Interest expense	(633,322)	(165,293)		(11,250)	(809,865)
Other income, Net	3,159,852	(9,115)		-	3,150,737
Equity in net income (loss) of unconsolidated affiliates			2,127,131		2,127,131
Total other (expenses) income	2,557,917	(174,139)	2,127,131	(11,247)	4,499,662

Income (loss) before income taxes	1,911,930	(669,429)	2,127,131	(65,771)	3,303,861
Income tax	(5,373)	13,104		-	7,730
Net Income( loss)	$1,906,557	$(656,325)	$2,127,131	$(65,771)	$3,311,591

* Reflects changes made during the first quarter of 2016 to align our segment reporting structure concurrent with changes in equity investment transactions. Figures for 2015 are restated to conform to the new segment reporting structure as below.

	Three Months Ended March 31, 2015
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$1,395,418	$-	$-	$-	$1,395,418
Cost of revenues	(732,900)	-	-	-	(732,900)
Gross profit	662,518	-	-	-	662,518

Operating expenses	(201,566)	(349,305)		(10,316)	(561,187)
General and administrative expenses	(805,892)	(188,241)		(86,504)	(1,080,637)
Operating loss	(344,940)	(537,546)		(96,820)	(979,306)

Other income (expenses)
Interest income	27,706	214		9	27,929
Interest expense	(629,249)	-		(21,569)	(650,819)
Other income, Net	(245,459)	(3,368)		-	(248,827)
Equity in net income (loss) of unconsolidated affiliates			(213,865)		(213,865)
Total other (expenses) income	(847,002)	(3,154)	(213,865)	(21,560)	(1,085,582)

Income (loss) before income taxes	(1,191,942)	(540,701)	(213,865)	(118,380)	(2,064,888)
Income tax	-	46,229		-	46,229
Net Income (loss)	$(1,191,942)	$(494,472)	$(213,865)	$(118,379)	$2,018,659

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of March 31, 2016
Real estate property under development	$-	$79,942,967	$-	$-	$79,942,967
Total assets	13,196,671	86,467,993	10,830,393	83,003	110,578,060

As of March 31, 2015
Real estate property under development	$-	$74,937,324	$-	$-	$74,937,324
Total assets	18,240,859	81,240,128	5,675,009	177,244	105,333,2413

NOTE 22 - SUBSEQUENT EVENTS

On July 31, 2017, our Board of Directors engaged RH. CPA as the Company’s certifying accountant to audit the Company’s financial statements, replacing its former certifying accountant, Kenne Ruan CPA, P.C. (“Kenne Ruan”). Upon receipt of the notice that the Company’s acceptance of the proposal from RH, CPA to audit its consolidated financial statements for the fiscal year ending December 31, 2015, Kenne Ruan resigned as the Company’s certifying accountant on July 31, 2017.

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

The following Management’s Discussion and Analysis (“MD&A”)is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. The Wuhan project was supposed to have its delivery upon completion from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on December 31, 2014, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review.

In January 2012, we established Linyi Shang Yang Real Estate Development (“LYSY”) in which we have a 24% ownership. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and to date have constructed 98 units which encompasses approximately one-third of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. We are applying for bank loans and other forms of funding. However, there are no assurances we will be able to obtain future financings.

In March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has the right to develop the Guangxinglu Project, located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and apparel. SHDEW is developing its own online shopping platform where consumers can purchase its cosmetics and skincare products. The app is expected to be in operation in mid 2016.

RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company evaluated all recent accounting pronouncements issued and determined that the adoption of these pronouncements would not have a material effect on the financial position, results of operations or cash flows of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in the presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. We are currently assessing the impact this standard will have on our consolidated statement of cash flows.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer provides confirmation to us in order to invoice them accordingly. We normally receive the commission at the time when the property developer receives a portion of the sales proceeds from the buyer (i) in accordance with the terms of the relevant property sales agreement, or (ii) the balance of the bank loan to the buyer has been funded, or (iii) recognized under the sales schedule or (iv) other specific items of agency sales agreement with the developer. At no point does the Company handle any monetary transactions nor act as an escrow intermediary between the developer and the buyer.

Revenue from marketing consultancy services is recognized when services are provided to clients, fees associated to services are fixed or determinable, and collection of the fees is assured.

Rental revenue from property management and rental business is recognized on a straight-line basis according to the time pattern of the leasing agreements.

The Company accounts for underwriting sales in accordance with ASC 976-605 “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). The commission revenue on underwriting sales is recognized when sales have been consummated. Generally, this occurs when title is transferred and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

All revenues represent gross revenues less sales and business taxes.

Real Estate Property under Development

Real estate property under development, which consists of residential unit sites and commercial and residential unit sites under development, is stated at the lower of carrying amounts or fair value less selling costs.

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales value of units to the estimated total sales value multiplied by the total project costs.

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

The government subsidy received by the Company is given to reimburse the land acquisition costs and certain construction costs incurred for its property development project in Linyi. The subsidy is repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy on its consolidated balance sheets.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months ended March 31, 2016 and 2015

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2016 with comparisons to the period ended March 31, 2015.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2016	% to total	2015	% to total	% change
Agency sales	225,611	34	1,057,413	76	(78)
Property management	404,861	61	338,005	24	20
Service sales	34,909	5	-	-	-
Net revenue	665,381	100	1,395,418	100	(52)

The net revenue in the first quarter of 2016 was $665,381, a decreased by 52% from $1,395,418 in the first quarter of 2015. In the first quarter of 2016, agency sales represented 34% of net revenue, service sales represented 5% of net revenue and property management represented 61% of net revenue. The decrease in net revenue in the first quarter of 2016 was mainly due to the decrease in our agency sales.

Agency sales

Agency sales represented 34% of our net revenue in the first quarter of 2016 and revenue from agency sales decreased by 78% compared with same period in 2015. The decrease in agency sales was due to taking in fewer projects.

Because of our diverse market locations, the agency business operation’s market fluctuations risk has been lowered in 2016. We are continually seeking stable growth in our agency sales business in 2016, however, there can be no assurance that we will be able to do so.

Property Management

Property management represented 61% of our revenue in the first quarter of 2016 and revenue from property management increased by 20% compared with same period in 2015.

Service sales

Service sales’ net revenue was $34,909, which represented 5% of our net revenue in the first quarter of 2016.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2016	% to total	2015	% to total	% change
Agency sales	247,175	36	395,956	54	(38)
Property management	350,880	52	336,944	46	4
Service sales	84,082	12	-	-	-
Cost of revenue	682,137	100	732,900	100	(7)

The cost of revenue in the first quarter of 2016 was $682,137, a decrease of 7% from $732,900 in the same period in 2015. In the first quarter of 2016, cost of agency sales represented 36% of cost of revenue, cost of service sales represented 12% of cost of revenue and cost of property management represented 52% of cost of revenue. The decrease in cost of revenue in first quarter of 2016 was mainly due to the decrease in our cost of agency sales.

Agency sales

The cost of revenue for agency sales in the first quarter, 2016 was $247,175, an decrease of 38% from $395,956 in the same period in 2015. This decrease was mainly due to the decrease in salary expenses and office expenses.

Property management

The cost of revenue for property management in the first quarter of 2016 was $350,880, slightly increased by 4% from $336,944 in the same period in 2015.

Service sales

The cost of revenue for service sales in the first quarter of 2016 was $84,082, which represented 12% of the cost of revenue.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2016	% to total	2015	% to total	% change
Agency sales	117,610	32	151,507	27	(22)
Property management	67,409	18	50,060	9	34
Property development	172,912	47	183,199	33	(6)
Service sales	12,824	3	176,421	31	(93)
Operating expenses	370,755	100	561,187	100	(34)

The operating expenses in the first quarter of 2016 were $370,755, a decrease of 34% from $561,187 in the same period of 2015. This was mainly due to fewer agency sales. In the first quarter of 2016, agency sales represented 32% of operating expenses, property management represented 18% of operating expenses and property development represented 47% of operating expenses.

Agency sales

The operating expenses for agency sales in the first quarter of 2016 were $117,610, a decrease of 34% from $178,189 in the same period in 2015.

Property management

The operating expenses for property management in the first quarter of 2016 were $67,409, an increase of 188% from $23,378 in the same period in 2015.

Property development

The operating expenses for property development in the first quarter of 2016 were $172,912, a decrease of 6% from $183,199 in the same period in 2015.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2016 were $808,290, a decrease of 25% from $1,080,637 in the same period in 2015. This decrease was mainly due to a decrease in staff cost and professional service fee.

Interest Expenses

Interest expenses in the first quarter of 2016 were $809,865, an increase of 24% from $650,819 in the same period in 2015. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This increase was mainly due to repayment of bank loans amount due to directors and promissory notes payable.

Equity in Net Gain (loss) of Affiliates

Equity in net gain in the first quarter of 2016 was $2,127,131, an increase of 1,095% from net loss of $213,865 in the same period in 2015. The equity in net gain (loss) of affiliates was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to equity gain of SHDEW.

Other Income, Net

Other income in the first quarter of 2016 was $3,150,737, an increase of 1,366% from loss of $248,827 in the same period in 2015. This increase was mainly due to disposal of our office property of fixed assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

On December 26, 2015, SHSY and SHDEW entered into an asset purchase agreement, pursuant to which SHSY sold approximately 1,619.30 square meters of office spaces to SHDEW. The purchase price for the office space was RMB 51,820,480 (approximately USD $7,978,273.19 using the 12/31/2015 exchange rate of RMB 6.4951 per USD $1). This office space was initially purchased for RMB 42,476,600 (approximately USD $6,539,791.53 using the 12/31/2015 exchange rate of RMB 6.4951 per USD $1). Prior to the sale, SHSY obtained an independent appraisal which concluded that the value of the office space less than the ultimate sale price. On February 16, 2016, SHDEW and SHSY entered into a supplementary agreement to the asset purchase agreement, pursuant to which SHDEW agreed to pay SHSY RMB 8,096,950 (approximately USD $1,236,037.82) as a reimbursement for fixtures previously installed in the office space. The deal was closed in February 2016.

Amounts due to directors

The total amounts due to directors for March 31, 2016 was $10,806,591. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2016 and December 31, 2015 were $10,730,164 and $10,908,905, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $76,426 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,543,075 was due from WHYYL, our Wuhan project development company.

Amount due to affiliate

A balance of $36,983,184 was due to JXSY of $16,443,024, SHDEW of $20,520,969, SHXG of $19,191.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2016, our principal sources of cash were revenues from our agency sales and property management business, as well as the cash receipt from sale of the office property of fixed assets. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $5,917,825.

The Company’s operating activities used cash in the amount of $751,278, which was primarily attributable to the real estate property development.

The Company’s investing activities provided cash resources of $8,154,065, which was primarily attributable to the disposal of office property of fixed assets.

The Company’s financing activities used cash resources of $2,264,344, which was primarily attributable to repayment of promissory notes and bank loan.

The potential cash needs for 2016 would be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi.

Capital Resources

We currently have four bank loans payable, including an $464,310 (RMB3,000,000) loan, an $18,572,401 (RMB120,000,000) loan and $4,024,020 (RMB26,000,000) loan. The RMB3,000,000 loan have been extended to March 2017, and the RMB26,000,000 loan will be repaid by May 31, 2016. The RMB120,000,000 loan will mature in December 2017. Another loan of $7,764,781(RMB50,169,802) has been extended for another three years and will be in June 2019.

As of March 31, 2016, promissory notes in the principal amount of $1,482,323 were in default compared to promissory notes in the principal amount of $1,461,412 that were in default as of December 31, 2015.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

•	hiring additional personnel with sufficient knowledge and experience in U.S. GAAP; and
•	providing ongoing training course in U.S. GAAP to existing personnel, including our Chief Financial Officer and Financial Controller.

Since the first quarter of 2015, additional qualified accounting personnel have been hired and put into place to assist preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. As the newly implemented remediation activities have not operated for a sufficient period of time to demonstrate operating effectiveness, we will continue to monitor and assess our remediation activities to ensure that the aforementioned material weakness is remediated.

B.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation and solely due to the unpremeditated material weakness  described above, the Company’s principal executive and financial officers have concluded that such disclosure controls and procedures were ineffective for the purpose for which they were designed as of the end of such period. As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the unpremeditated material weakness previously disclosed. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles, notwithstanding the unpremeditated weaknesses.

C.	Changes in Internal Control over Financial Reporting

Since the first quarter of 2015, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

Except for the above, there was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2015.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: December 20, 2017
By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: December 20, 2017
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

