Form 10-Q
period 2016-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2017-12-22
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

For the Quarter Ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$7,314,768	$943,517
Restricted cash (Note 3)	138,616	143,590
Accounts receivable	855,882	1,287,277
Promissory deposits (Note 4)	185,119	1,205,427
Real estate property under development (Note 5)	78,541,247	77,777,167
Amount due from an unconsolidated affiliate (Note 9)	2,526,649	2,508,251
Other receivables and deposits, net (Note 6)	3,321,691	2,015,307
Total current assets	92,883,972	85,880,536

Property and equipment, net (Note 7)	1,500,732	7,536,158
Investment properties, net (Note8)	4,728,782	5,008,609
Deferred tax assets (Note 15)	228,843	142,111
Investment in an unconsolidated affiliate (Note 9)	16,554,151	7,562,821
Other investments	150,802	153,997
Total assets	$116,047,282	$106,284,232

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$7,641,121	$8,650,025
Current portion of long term borrowings (Note 11)	4,222,464	4,619,933
Promissory notes payable (Note12)	5,516,343	8,123,596
Accounts payable (Note 15)	5,166,059	7,467,199
Amounts due to directors (Note 13)	8,885,370	10,980,554
Amount due to an affiliate (Note 16)	37,751,657	32,516,032
Customer deposits (Note 17)	29,910,322	18,138,065
Other payables and accrued expenses (Note 14)	1,361,013	1,496,936
Other taxes payable	270,198	303,848
Income taxes payable	111,401	110,394
Total current liabilities	100,835,948	92,406,582

Long term bank loan (Note 11)	10,857,763	18,479,734
Deferred government subsidy (Note 18)	5,002,928	5,108,941
Total liabilities	116,696,639	115,995,257

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	851,729	851,729
Accumulated losses	(15,052,951)	(24,545,524)
Accumulated other comprehensive income	1,027,588	889,565
Total deficit of Sunrise Real Estate Group, Inc.	(4,916,707)	(14,547,303)
Non-controlling interests	4,267,350	4,836,278
Total shareholders’ equity	(649,357)	(9,711,025)

Total liabilities and shareholders’ equity	$116,047,282	$106,284,232

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended 30 June,
	2016	2015	2016	2015

Net revenues	$2,277,478	$953,290	$2,942,859	$2,348,709
Cost of revenues	(797,279)	(619,165)	(1,479,416)	(1,352,065)
Gross profit (loss)	1,480,199	334,125	1,463,443	996,644

Operating expenses	(797,150)	(503,285)	(1,167,905)	(1,064,471)
General and administrative expenses	(685,428)	(863,306)	(1,493,718)	(1,943,944)
Operating profit (loss)	(2,379)	(1,032,466)	(1,198,180)	(2,011,771)

Other income (expenses)
Interest income	6,197	30,739	37,856	58,667
Interest expense	(634,093)	(658,972)	(1,443,958)	(1,309,791)
Equity in net gain (loss) of affiliate	6,233,956	(324,235)	8,361,087	(538,100)
Other income (loss), net	(22,279)	1,713	3,128,458	(247,114)
Total other Income (expenses)	5,583,781	(950,755)	10,083,443	(2,036,338)

Income (Loss) before income taxes	5,581,402	(1,983,221)	8,885,263	(4,048,109)

Income tax benefit (expense)	79,886	50,702	87,616	96,932

Net income (loss)	5,661,288	(1,932,519)	8,972,879	(3,951,177)
Less: Net (income) loss attributable to non-controlling interests	(41,664)	473,106	519,694	935,665
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$5,619,624	$(1,459,413)	$9,492,573	$(3,015,512)

Net income (loss)	5,661,288	(1,932,519)	8,972,879	(3,951,177)

Other comprehensive income (loss)
Foreign currency translation adjustment	97,269	(95,423)	88,790	(130,301)
Comprehensive income (loss)	5,758,557	(2,207,942)	9,061,669	(4,081,478)

Less: Comprehensive income attributable to non-controlling interests	9,583	442,611	568,928	$1,021,682
Total comprehensive income (loss) attributable to shareholders	5,768,140	(1,585,331)	9,630,597	(3,059,796)
Earnings (Loss) per share – basic and fully diluted	$0.08	$(0.02)	$0.14	(0.04)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$8,972,879	$(3,951,177)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	338,049	523,063
Bad debts	-	192,173
Impairment loss on equity investments	-	451,957
Loss (Gain) on disposal of property, plant and equipment	(3,152,392)	-
Equity in net loss (income) of unconsolidated affiliates	(8,361,087)	86,143
Changes in assets and liabilities
Accounts receivable	410,459	(286,820)
Promissory deposits	1,009,498	(52,212)
Real estate property under development	(2,411,922)	(6,148,107)
Customer Deposits	12,321,998	2,544,651
Amount due from unconsolidated affiliates	20,322	(52,348)
Other receivables and deposits	(1,367,442)	(821,206)
Deferred tax assets	(90,961)	(94,928)
Accounts payable	(2,176,820)	(1,215,281)
Other payables and accrued expenses	(106,358)	(100,952)
Interest payable on promissory notes	105,544	1,976,093
Interest payable on amounts due to directors	534,670	4,433
Other taxes payable	(27,735)	(3,340)
Income taxes payable	3,345	(7,871)
Net cash provided by (used in) operating activities	6,022,047	(6,955,729)

Cash flows from investing activities
Purchases of property and equipment	-	(122,847)
Repayment of advances to unconsolidated affiliate	505	-
Proceeds from disposal of plant and equipment	9,094,479	-
Capital injection to unconsolidated affiliates	(917,726)	(451,957)
Advances to unconsolidated affiliates, net	(92,277)	(185,157)
Net cash provided by (used in) investing activities	8,084,981	(759,961)

Cash flows from financing activities
Restricted cash	2,023	1,407,070
Bank loan repayments	(23,685,709)	(3,919,172)
Capital injection from no controlling interests of consolidated	61,182	-
New bank loans	15,202,572	8,870,099
Advances from directors	188,330	747,742
Repayments of advances from directors	(2,619,343)	(3,630,098)
Advances from an affiliate	58,080,249	5,385,036
Repayments from an affiliate	(52,000,012)	(1,633,040)
Proceeds from new promissory notes	1,764,861	1,955,433
Repayments of promissory notes	(4,386,714)	(2,312,601)
Net cash provided by (used in) financing activities	(7,392,561)	6,870,469

Effect of exchange rate changes on cash and cash equivalents	(343,216)	(98,731)

Net increase (decrease) in cash and cash equivalents	6,371,251	(943,952)
Cash and cash equivalents at beginning of period	943,517	1,626,583
Cash and cash equivalents at end of period	$7,314,768	$682,632

Supplemental disclosure of cash flow information
Income taxes paid	$-	$69,256
Interest paid	2,647,988	2,813,708

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

As of June 30, 2016, the Company has the following major subsidiaries and equity investment.

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2016 and the results of operations for the six months ended June 30, 2016 and 2015, and the cash flows for the six months ended June 30, 2016 and 2015. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2016, the Company has a working capital deficiency, and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of June 30, 2016 and December 31, 2015 are $1: RMB6.6312 and $1: RMB6.4936, respectively.

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

For the six months ended June 30, 2016 and 2015, the Company had not recognized any impairment for real estate property under development.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of June 30, 2016 and December 31, 2015, the deferred government subsidy amounted to $5,002,928 and $5,108,941, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of June 30, 2016 and December 31, 2015, the Company held cash deposits of $138,616 and $143,590, respectively, as security for its bank loans (see Note 10). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu Project, which is located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

As of June 30, 2016, land use rights included in real estate property under development totaled $78,541,247.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2016	2015

Advances to staff	$172,176	13,274
Rental deposits	30,447	32,709
Prepaid expense	873,931	38,692
Prepaid tax	1,862,935	1,427,812
Other receivables	382,202	502,820
	$3,321,691	$2,015,307

Other receivables and deposits as of June 30, 2016 and December 31, 2015 were stated net of allowance for doubtful accounts of $308,872 and $283,505, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2016	2015

Furniture and fixtures	$161,697	$362,584
Computer and office equipment	319,982	326,762
Motor vehicles	703,108	718,007
Properties	2,281,558	9,280,235
	3,466,345	10,687,588
Less: Accumulated depreciation	(1,965,613)	(3,151,430)
	$1,500,732	$7,536,158

Depreciation and amortization expense for property and equipment amounted to $159,642 and $331,769 for the six months ended June 30, 2016 and 2015, respectively.

All properties as of June 30, 2016 and December 31, 2015 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2016	2015

Investment properties	$9,337,801	$9,535,669
Less: Accumulated depreciation	(4,609,019)	(4,527,060)
	$4,728,782	$5,008,609

Depreciation and amortization expense for investment properties amounted to $178,407 and $192,495 for the six months ended June 30, 2016 and 2015, respectively.

All investment properties as of June 30, 2016 and December 31, 2015 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (23%) As of June 30, 2016, the investment amount in WHYYL and SHDEW were $3,723,519 and $12,830,632 respectively.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a three year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 to acquire a 49% equity interest in WHYYL to expand its operations to real estate development. As of June 30, 2016 the investment in WHYYL was $3,723,519, which included its equity in net loss of WHYYL, net of income taxes, totaling $457,804 as of June 30, 2016. The following table sets forth the unaudited financial information of WHYYL.

	Six Months ended June 30,
	2016	2015

Revenues	$-	$-

Net loss	$457,804	$737,827

	June 30,	December 31,
	2016	2015

Current assets	$64,647,228	$66,345,953
Non-current assets	1,333,555	1,208,224
Total assets	65,980,784	67,554,177

Current liabilities	58,381,243	59,332,675
Total equity	$7,599,910	$8,221,503

As of June 30, 2016 and December 31, 2015, the Company has a balance of $2,526,649 and $2,508,251 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. According to the agreement with WHYYL, the balance was no longer charged interest from September 1, 2014.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and apparel. SHDEW’s online shopping platform app where consumers can purchase its n cosmetics and skincare products as well as products imported into China, went live on June 1, 2016.

As of June 30, 2016, the net profit for SHDEW was $37,044,242 with total equity in the amount of $55,599,461.

	Six Months ended June 30,
	2016	2015

Revenues	$135,343,268	$1,704,454

Net income	$37,044,242	$774,310

	June 30,	December 31,
	2016	2015

Current assets	$214,191,770	$5,798,367
Non-current assets	9,339,199	18,525
Total assets	224,191,770	5,798,367

Current liabilities	164,916,504	4,148,749
Total equity	$55,599,461	$1,649,617

NOTE 10 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,302,465 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate of periods ranging from one to five years as announced by the People’s Bank of China (“PBOC”) .. The loan is secured by the properties of two unrelated parties and matured on March 1, 2016. On March 2, 2016, the Company entered into a new loan for one year period in the amount of $452,407 (RMB3,000,000) As of June 30, 2016 and December 31, 2015, the outstanding balance of this loan was $452,407 (RMB3,000,000) and $923,987 (RMB6,000,000).

In April 2012, the Company entered into a three year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,256,905 (RMB75,000,000) as of June 30, 2016. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from one year to three years as announced by PBOC. The average interest rate for the six months ended June 30, 2016 was 7.5% per annum. The credit facility was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and mature on March 31, 2016. In March 2016, this facility was extended for three year period matured on March 31,2019. As of June 30, 2016 and December 31, 2015, the Company had outstanding loan balances of $7,188,714 (RMB47,669,802) and $7,726,038 (RMB50,169,802), respectively, under this facility line of credit.

NOTE 11- LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a two year term in the principal amount of $10,779,845 (RMB70,000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC. As of June 30, 2016, the Company had paid all the loan balances under this facility line of credit.

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a three year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of June 30, 2016, the Company had outstanding loan balances of $15,080,227 (RMB100,000,000) under this facility line of credit.

	June 30,	December 31,
	2016	2015

Outstanding borrowings	$15,080,227	$23,099,667
Less: Current portion of long term borrowings	4,222,464	4,619,933
	10,857,763	18,479,734

For the period ended June 30, 2016, total loan interest was approximately $878,437, which was capitalized in the development cost of the Guxinglu project and expenditure in the interest expenses of the Linyi project, respectively.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal amounts and unpaid interest in the aggregate amount of $5,516,343 and $8,123,596 as of June 30, 2016 and December 31, 2015, respectively.

The promissory note with an outstanding principal amount of $1,444,321 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013. The new terms of repayment have not been determined with the debtor and therefore has no fixed term of repayment.. As of June 30, 2016 and December 31, 2015, the outstanding principal in default and the unpaid interest related to this promissory note amounted to $1,444,321 and $1,461,412, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal balance as of June 30, 2016 in the amount of $754,011 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2016 and December 31, 2015, the outstanding principal amount and unpaid interest related to this promissory note amounted to $754,011 and $814,041, respectively.

The promissory note with a principal balance as of June 30, 2016 in the amount of $754,011 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2016 and December 31, 2015, the outstanding principal amount and unpaid interest related to this promissory note amounted to $754,011 and $814,041, respectively.

The promissory note with a principal balance as of June 30, 2016 in the amount of $150,802 bears interest at a rate of 15.75% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2016 and December 31, 2015, the outstanding principal amount and unpaid interest related to this promissory note amounted to $163,668 and $170,287, respectively.

The promissory note with a principal balance of $196,043 as of June 30, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $347,612.

The promissory note with a principal balance of $150,802 as of June 30, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2016, the outstanding principal amount and unpaid interest related to this promissory note amounted to $162,081.

The promissory note with a principal balance of $300,000 as of June 30, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2016 and December 31, 2015, the outstanding principal amount and unpaid interest related to this promissory note amounted to $356,476 and $329,404, respectively..

The promissory note with a principal balance of $1,508,023 as of June 30, 2016 bears interest at the rate of 13% per annum, is unsecured and has borrowing period of three months matured in August 2016. As of June 30, 2016, the outstanding principal amount and unpaid interest related to this promissory note amounted to $1,534,162.

For the three months ended June 30, 2016, the interest expense related to these promissory notes was $322,154 .

NOTE 13– AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2016	2015

Lin Chi-Jung	$8,806,598	$10,908,905
Lin Hsin-Hung	78,772	71,649
	$8,885,370	$10,980,554

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2016 and December 31, 2015 were $8,806,598 and $10,908,905, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2016	2015

Accrued staff commission and bonus	$451,483	$531,856
Rental deposits received	352,282	319,641
Rental receipts in advance	-	4,640
Dividends payable to non-controlling interest	202,912	273,447
Other payables	354,336	367,352
	$1,361,013	$1,496,936

NOTE 15- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of June 30, 2016 and December 31, 2015, the company’s account payable amounted to $5,166,059 and $7,467,199.

NOTE 16 – AMOUNT DUE TO AFFILIATES

A balance of $37,751,657 was due to SHDEW of $37,200,626, JXSY of $532,332 and $18,699 due to SHXG.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which was pre-sale collection from our customers. As of June 30, 2016 and December 31, 2015, the company’s customer deposits amounted to $29,910,322 and $18,138,065.

NOTE 18– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of June 30, 2016 and December 31, 2015, the Company’s deferred government subsidy amounted to $5,002,928 and $5,108,941, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2016 and 2015 were $65,508 and $199,199, respectively.

As of June 30, 2016, the Company had the following operating lease obligations.

Amount

Within one year	$87,317
Two to five years	-
$87,317

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2016 and December 31, 2015, the Company’s statutory reserve fund was $851,729 and $851,729, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended June 30, 2016
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$2,250,977	$-	$-	$26,501	$2,277,478
Cost of revenues	(654,709)	-	-	(142,570)	(797,279)
Gross profit	1,596,268	-	-	(116,069)	1,480,199

Operating expenses	(443,983)	(332,878)		(20,289)	(797,150)
General and administrative expenses	(314,851)	(239,096)		(131,481)	(685,428)
Operating loss	837,434	(571,974)		(267,839)	(2,379)

Other income (expenses)
Interest income	3,850	2,309		38	6,197
Interest expense	(532,903)	(86,016)		(15,174)	(634,093)
Other income, Net	(8,156)	(14,076)		(47)	(22,279)
Equity in net income (loss) of unconsolidated affiliates			6,233,956		6,233,956
Total other (expenses) income	(537,903)	(97,783)	6,233,956	(15,183)	5,583,781

Income (loss) before income taxes	300,225	(669,757)	6,233,956	(283,022)	5,581,402
Income tax	(2,028)	77,857		-	79,886
Net Income( loss)	$302,254	$(591,890)	$6,233,956	$(283,022)	$5,661,288

* Reflects changes made during the first two quarters of 2016 to align our segment reporting structure concurrent with changes in equity investment transactions. Figures for 2015 are restated to conform to the new segment reporting structure as below.

	Six Months Ended June 30, 2016
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$2,916,358	$-	$-	$26,501	$2,942,859
Cost of revenues	(1,336,846)	-	-	(142,570)	(1,479,416)
Gross profit	1,579,512	-	-	(116,069)	1,463,443

Operating expenses	(637,652)	(505,790)		(24,463)	(1,167,905)
General and administrative expenses	(750,413)	(561,474)		(181,831)	(1,493,718)
Operating loss	191,447	(1,067,264)		(322,363)	(1,198,180)

Other income (expenses)
Interest income	35,237	2,578		41	37,856
Interest expense	(1,166,225)	(251,309)		(26,424)	(1,443,958)
Other income, Net	3,151,696	(23,191)		(47)	3,128,458
Equity in net income (loss) of unconsolidated affiliates			8,361,087		8,361,087
Total other (expenses) income	2,020,708	(271,922)	8,361,087	(26,430)	10,083,443

Income (loss) before income taxes	2,212,155	(1,339,186)	8,361,087	(348,793)	8,885,263
Income tax	(3,345)	90,961		-	87,616
Net Income( loss)	$2,208,810	$(1,248,225)	$8,361,087	$(348,793)	$8,972,879

	Three Months Ended June 30, 2015
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$953,290	$-	$-	$-	$953,290
Cost of revenues	(619,165)	-	-	-	(619,165)
Gross profit	334,125	-	-	-	334,125

Operating expenses	(236,016)	(257,831)		(9,437)	(503,284)
General and administrative expenses	(632,579)	(213,243)		(17,484)	(863,306)
Operating loss	534,470	(471,074)		(26,921)	(1,032,466)

Other income (expenses)
Interest income	30,179	550		9	30,738
Interest expense	(644,251)	-		(14,721)	(658,972)
Other income, Net	2,730	(1,018)		-	1,712
Equity in net income (loss) of unconsolidated affiliates	288,796		(324,235)	(288,796)	324,235
Total other (expenses) income	(322,545)	(468)	(324,235)	(303,508)	(950,756)

Income (loss) before income taxes	857,016	(471,542)	(324,235)	(330,429)	(1,983,222)
Income tax	2,004	48,698		-	50,702
Net Income( loss)	$(855,012)	$(422,844)	$(324,235)	$(330,429)	$(1,932,520)

	Six Months Ended June 30, 2015
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$2,348,709	$-	$-	$-	$2,348,709
Cost of revenues	(1,352,065)	-	-	-	(1,352,065)
Gross profit	996,644	-	-	-	996,644

Operating expenses	(437,583)	(607,136)		(19,792)	(1,064,471)
General and administrative expenses	(1,438,470)	(401,485)		(103,989)	(1,943,944)
Operating loss	879,410	(1,008,621)		(123,741)	(2,011,778)

Other income (expenses)
Interest income	57,884	764		18	58,667
Interest expense	(1,273,500)	-		(36,290)	(1,309,791)
Other income, Net	(242,728)	(4,386)		-	(247,114)
Equity in net income (loss) of unconsolidated affiliates	288,796		(538,100)	(288,796)	538,100
Total other (expenses) income	(1,169,548)	(3,622)	(538,100)	(325,067)	(2,036,338)

Income (loss) before income taxes	2,048,958	(1,012,243)	(538,100)	(448,809)	(4,048,110)
Income tax	(2,004)	94,928		-	96,932
Net Income( loss)	$(2,046,954)	$(917,315)	$(538,100)	$(448,809)	$3,951,178

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of June 30, 2016
Real estate property under development	$-	$78,541,247	$-	$-	$78,541,247
Total assets	10,272,373	88,888,741	16,704,953	181,215	116,047,282

As of June 30, 2015
Real estate property under development	$-	$79,319,224	$-	$-	$79,319,224
Total assets	16,835,829	84,933,380	5,558,539	143,270	107,471,018

NOTE 22 - SUBSEQUENT EVENTS

On July 31, 2017, our Board of Directors engaged RH. CPA as the Registrant’s certifying accountant to audit the Company’s financial statements, replacing its former certifying accountant, Kenne Ruan CPA, P.C. (“Kenne Ruan”). Upon receipt of the notice that the Company’s acceptance of the proposal from RH, CPA to audit its consolidated financial statements for the fiscal year ending December 31, 2015, Kenne Ruan resigned as the Company’s certifying accountant on July 31, 2017.

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

The following Management’s Discussion and Analysis (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. The Wuhan project was supposed to have its delivery upon completion from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on June 30, 2016, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review.

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

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and apparel. SHDEW’s online shopping platform app where consumers can purchase its n cosmetics and skincare products as well as products imported into China, went live on June 1, 2016.

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

Expenditures for land development, including cost of land use rights, deed tax, pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales value of units to the estimated total sales value multiplied by total project costs.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the six months ended June 30, 2016 and 2015

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended June 30, 2016 with comparisons to the period ended June 30, 2015.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2016	% to total	2015	% to total	% change	2016	% to total	2015	% to total	% change
Agency sales	1,903,335	84	387,430	41	391	2,128,946	72	1,444,844	62	47
Property management	317,250	14	538,159	56	(41)	722,111	25	876,163	37	(18)
Service sales	56,893	2	27,702	3	105	91,802	3	27,702	1	231
Net revenues	2,277,478	100	953,291	100	139	2,942,859	100	2,348,709	100	25

The net revenue in the second quarter of 2016 was $2,277,478, an increase of 139% from $953,291 in the second quarter of 2015. The net revenue in the first two quarters of 2016 was $2,942,859, an increase of 25% from $2,348,709 in the first two quarters of 2015. In the second quarter of 2016, agency sales represented 84% of our net revenues, property management represented 14%, and service sales represented 2% of our net revenues. In the first two quarters of 2016, agency sales represented 72% of our net revenues, property management represented 25% of our net revenues, and service sales represented 3% of our net revenues. The increase in net revenue in the first two quarters of 2016 was mainly due to the increase in our agency sales.

Agency sales

In the second quarter of 2016 and first two quarters of 2016, 72% and 84%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2015, net revenue of agency sales increased 391% and 47%, respectively, in the second quarter of 2016 and the first two quarters of 2015. The primary reason was there were more sales agency projects that were completed during the second quarter of 2016, which contributed to the increase in our agency sales revenue.

Our diverse market locations have decreased market fluctuations risks on our business operations in agency sales in 2016, and we are continually seeking stable growth in our agency sales business in 2016. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 25% of our revenue in the first two quarter of 2016 and revenue from property management decreased by 18% compared with same period in 2015.

Service sales

In the second quarter of 2016 and first two quarters of 2016, 2% and 3%, respectively, of our net revenue was attributable to service sales.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2016	% to total	2015	% to total	% change	2016	% to total	2015	% to total	% change
Agency sales	394,832	50	228,228	37	73	642,007	43	624,184	46	3
Property management	309,993	39	254,677	41	22	660,873	45	591,621	44	12
Service sales	92,454	12	136,261	22	(32)	176,536	12	136,261	10	30
Cost of revenues	797,279	100	619,166	100	29	1,479,416	100	1,352,065	100	9

The cost of revenues of the second quarter of 2016 was $797,279, an increase of 29% from $619,166 during the second quarter of 2015. The cost of revenues of the first two quarters of 2016 was $1,479,416, an increase of 9% from $1,352,065 during the first two quarters of 2015. In the second quarter of 2016 agency sales represented 50% of our cost of revenues, property management represented 39% of our cost of revenues, and service sales represented 12% of our cost of revenues. In the first two quarters of 2016, agency sales represented 43% of our cost of revenues, property management represented 45% of our cost of revenues, and service sales represented 12% of our cost of revenues. The increase in the cost of revenue in the second quarter of 2016 and the first two quarters of 2016 was mainly due to the increase in the cost of revenue for our agency sales and property management.

Agency sales

The cost of revenue for agency sales in the first two quarters of 2016 was $642,007, an increase of 3% from $624,184 in the same period in 2015. This increase was mainly due to the increase in our commissions from the increase in agency sales in the first two quarters of 2016.

Property management

The cost of revenue for property management in the first two quarter of 2016 was $660,873, an increase of 12% from $591,621 in the same period in 2015. This was mainly due to an overall increase in our property management business.

Service sales

In the second quarter of 2016 and the first two quarters of 2016, 12% and 12%, respectively, of our net revenue was attributable to service sales.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2016	% to total	2015	% to total	% change	2016	% to total	2015	% to total	% change
Agency sales	94,250	12	22,813	5	313	211,860	18	201,002	19	5
Property management	74,820	9	21,102	4	255	142,229	12	44,480	4	220
Real estate development	616,441	77	423,937	84	45	789,353	68	607,136	57	30
Service sales	11,639	2	35,432	7	(67)	24,463	2	211,853	20	(88)
Operating expenses	797,150	100	503,285	100	58	1,167,905	100	1,064,471	100	10

The operating expenses for the second quarter of 2016 were $797,150, an increase of 58% from $503,285 for the same period in 2015. The total operating expenses for the first two quarters of 2016 were $1,167,905, an increase of 10% from $1,064,471 for the same period in 2015. Of the operating expenses in the second quarter of 2016, agency sales represented 12% of the total operating expenses, property management represented 9%, service sales represented 2% and real estate development represented 77%. Of the operating expenses in the first two quarters of 2016, agency sales represented 18% of the total operating expenses, property management represented 12%, service sales represented 2% and real estate development represented 68%. The increase in the overall operating expense was due to the increase in real estate development for the second quarter of 2016 and the first two quarters of 2016.

Agency sales

The operating expenses for agency sales in the first two quarters of 2016 were $211,860, an increase of 5% from $201,002 in the same period in 2015.

Property management

The operating expenses for property management in the first two quarter of 2016 were $142,229, an increase of 220% from $44,480 in the same period in 2015.

Service Sales

The service sales in the first two quarter of 2016 were $24,463, a decrease of 88% from $211,853 in the same period in 2015.

Real estate development

The operating expenses for real estate development in the first two quarter of 2016 were $789,353 which increased 30% from $607,136 in the same period in 2015.

General and Administrative Expenses

General and administrative expenses were decreased in the second quarter and first two quarters by 21% and decreased by 23% in 2015, respectively, as compared to the same periods in 2015. This decrease was mainly due to a decrease in staff cost, office expense, professional service fee and so on.

Interest Expenses

Interest expense in the second quarter of 2016 and the first two quarters of 2016 were $634,093 and $1,443,958, respectively, which decreased from $658,972 and increased from $1,309,791, respectively, for the same periods in 2015. The interest expenses were mainly incurred for bank loans, promissory notes payable and amounts due to directors. This decrease in the second quarter and increase in the first two quarters was mainly due to the repayment of bank loan and promissory notes.

Equity in net gain (loss) of affiliates

Equity in net gain in the first two quarters of 2016 was $8,361,087, an increase of 1,654% from net loss of $538,100 in the same period in 2015. The equity in net gain (loss) of an affiliate was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to equity gain of SHDEW.

Other income, net

Other income in the first two quarters of 2016 was $3,128,458, an increase of 1,368% from loss of $247,114 in the same period in 2015. This increase was mainly due to disposal of our office property of fixed assets.

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

Amount due to directors

The total amount due to directors for June 30, 2016 was $8,885,370. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2016 and December 31, 2015 were $7,546,001 and $10,908,905, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $78,772 represents the salary payable to Lin Hsin Hung.

Amount due from affliates

The amount of $2,526,649 was due from WHYYL, our Wuhan project development company..

Amount due to affiliates

A balance of $37,751,657 was due to SHDEW of $37,200,626, JXSY of $532,332 and $18,699 due to SHXG.

LIQUIDITY AND CAPITAL RESOURCES

In the first two quarter of 2016, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects and our property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $7,314,768.

The Company’s operating activities provided cash in the amount of $6,022,047, which was primarily attributable to the receipts in advance from real estate property development.

The Company’s investing activities provided cash resources of $8,084,981, which was primarily attributable to the disposal of office property of fixed assets.

The Company’s financing activities used cash resources of $7,392,561, which was primarily attributable to the repayments of bank loan and promissory notes.

The potential cash needs for 2016 would be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi.

Capital Resources

We currently have three bank loans payable, including an $452,407 (RMB3,000,000) loan and $15,080,227 (RMB100,000,000) loan. The RMB3,000,000 loan has been extended to March 2017. The RMB100,000,000 loan will mature in December 2017. Another loan balance of $7,188,714 (RMB47,669,802) has been extended for another three years and will be due in June 2019.

As of June 30, 2016, promissory notes in the principal amount of $1,444,321 were in default compared to promissory notes in the principal amount of $1,461,412 that were in default as of December 31, 2015.

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

C.	Changes in Internal Control over Financial Reporting

Since the first two quarter of 2016, we put into place additional qualified accounting personnel to address the aforementioned material weakness. This action strengthened our internal controls over financial reporting.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: December 22, 2017

By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: December 22, 2017

By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer