Form 10-Q
period 2016-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2018-01-03
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

For the Quarter Ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$10,992,765	$943,517
Restricted cash (Note 3)	289,066	143,590
Accounts receivable	709,597	1,287,277
Promissory deposits (Note 4)	183,827	1,205,427
Real estate property under development (Note 5)	79,356,356	77,777,167
Amount due from an unconsolidated affiliate (Note 9)	2,869,765	2,508,251
Other receivables and deposits, net (Note 6)	4,137,228	2,015,307

Total current assets	98,538,604	85,880,536

Property and equipment, net (Note 7)	1,514,822	7,536,158
Investment properties, net (Note8)	4,608,448	5,008,609
Deferred tax assets (Note 15)	283,320	142,111
Investment in an unconsolidated affiliate (Note 9)	27,325,216	7,562,821
Other investments	149,750	153,997

Total assets	$132,420,160	$106,284,232

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$5,846,207	$8,650,025
Current portion of long term borrowings (Note 11)	299,500	4,619,933
Promissory notes payable (Note12)	3,986,987	8,123,596
Accounts payable (Note 15)	4,149,928	7,467,199
Amounts due to directors (Note 13)	7,762,149	10,980,554
Amount due to an affiliate (Note 16)	37,604,509	32,516,032
Customer deposits (Note 17)	46,640,851	18,138,065
Other payables and accrued expenses (Note 14)	1,304,676	1,496,936
Other taxes payable	262,768	303,848
Income taxes payable	109,833	110,394

Total current liabilities	107,967,408	92,406,582

Long term bank loan (Note 11)	10,781,994	18,479,734
Deferred government subsidy (Note 18)	4,968,016	5,108,941

Total liabilities	123,717,418	115,995,257

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	851,729	851,729
Accumulated losses	(5,202,106)	(24,545,524)
Accumulated other comprehensive income	970,988	889,565

Total deficit of Sunrise Real Estate Group, Inc.	4,877,538	(14,547,303)
Non-controlling interests	3,825,204	4,836,278

Total shareholders’ equity	8,702,742	(9,711,025)

Total liabilities and shareholders’ equity	$132,420,160	$106,284,232

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenues	$1,118,449	$1,365,006	$4,061,308	$3,713,715
Cost of revenues	(704,225)	(802,410)	(2,183,641)	(2,154,475)

Gross profit (loss)	414,224	562,596	1,877,667	1,559,240

Operating expenses	(634,404)	(481,179)	(1,802,309)	(1,545,650)
General and administrative expenses	(874,177)	(870,672)	(2,367,895)	(2,814,616)

Operating profit (loss)	(1,094,357)	(789,255)	(2,292,537)	(2,801,026)

Other income (expenses)
Interest income	10,781	37,053	48,637	95,721
Interest expense	(506,351)	(1,283,377)	(1,950,309)	(2,593,168)
Equity in net gain (loss) of affiliate	10,986,079	(839,737)	19,347,166	(1,377,838)
Other income (loss), net	(17,181)	1,235	3,111,277	(245,879)

Total Other Income (Expenses)	10,473,328	(2,084,826)	20,556,771	(4,121,164)

Income (Loss) before income taxes	9,378,971	(2,874,081)	18,264,234	(6,922,190)

Income tax benefit (expense)	57,084	21,512	144,700	118,444

Net income (loss)	9,436,055	(2,852,569)	18,408,934	(6,803,746)

Less: Net income (loss) attributable to non-controlling interests	414,790	499,846	934,484	1,435,512
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$9,850,845	$(2,352,723)	$19,343,418	$(5,368,234)
Net income (loss)	9,436,055	(2,852,568)	18,408,934	(6,803,746)

Other comprehensive income (loss) Foreign currency translation adjustment	(83,956)	285,980	4,835	155,681
Comprehensive income (loss)	9,352,099	(2,566,588)	18,413,769	(6,648,065)

Less: Comprehensive (income) loss attributable to non-controlling interests	442,146	680,639	1,011,074	$2,322,919
Total comprehensive income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	9,794,245	(1,885,949)	19,424,843	(4,325,146)
Loss per share – basic and fully diluted	$0.14	$(0.03)	$0.28	(0.06)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$18,408,934	$(6,803,746)

Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	475,818	779,652
Bad debts	-	190,510
Impairment loss on equity investments	-	1,014,169
Loss (Gain) on disposal of property, plant and equipment	(3,130,795)	573
Equity in net loss (income) of an unconsolidated affiliate	(19,347,166)	363,668
Changes in assets and liabilities
Accounts receivable	549,980	(575,901)
Promissory deposits	1,002,582	(77,640)
Real estate property under development	(3,778,226)	(9,056,595)
Customer Deposits	29,420,771	3,913,109
Amount due from unconsolidated affiliates	17,387	208,735
Other receivables and deposits	(2,347,511)	(55,163)
Deferred tax assets	(147,219)	(116,457)
Accounts payable	(3,156,101)	(2,060,055)
Other payables and accrued expenses	(153,143)	187,571
Interest payable on promissory notes	278,204	2,056,804
Interest payable on amounts due to directors	738,407	852,478
Other taxes payable	(33,169)	64,667
Income taxes payable	2,520	(3,312)
Net cash provided by (used in) operating activities	18,801,273	(9,116,933)

Cash flows from investing activities
Purchases of property and equipment	(80,161)	(184,600)
Capital injection to unconsolidated affiliates	(911,439)	(781,250)
Advances to unconsolidated affiliates, net	(456,221)	(392,393)
Proceeds from disposal of plant and equipment	9,032,173	-
Repayment of advances to unconsolidated affiliate	1,929	226,449

Net cash provided by (used in) investing activities	7,586,281	(1,131,794)

Cash flows from financing activities
Restricted cash	(151,589)	1,394,747
Bank loan repayments	(29,240,625)	(6,152,308)
Capital injection from non-controlling interests of consolidated subsidiaries	60,763	40,437
New bank loans	15,099,420	12,898,327
Advances from directors	125,195	2,642,041
Repayments of advances from directors	(3,824,244)	(4,571,617)
Advances from an affiliate	80,913,751	7,305,512
Repayments from an affiliate	(74,842,160)	(2,066,935)
Proceeds from new promissory notes	1,800,033	294,989
Repayments of promissory notes	(5,918,433)	(2,540,561)
Net cash used in (provided by) financing activities	(15,977,889)	9,244,632

Effect of exchange rate changes on cash and cash equivalents	(360,417)	307,613

Net increase (decrease) in cash and cash equivalents	10,049,248	(696,482)
Cash and cash equivalents at beginning of period	943,517	1,626,583
Cash and cash equivalents at end of period	$10,992,765	$930,101

Supplemental disclosure of cash flow information
Income taxes paid	$-	$71,568
Interest paid	3,189,023	3,741,960

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

As of September 30, 2016, the Company has the following major subsidiaries and equity investment.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of SRRE as of September 30, 2016 and the results of operations for the nine months ended September 30, 2016 and 2015, and the cash flows for the nine months ended September 30, 2016 and 2015. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Going Concern

The Company’s condensed consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company has a working capital deficiency and significant short-term debt obligations currently in default or maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

The exchange rates as of September 30, 2016 and December 31, 2015 are $1: RMB6.6778 and $1: RMB6.4936, respectively.

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

For the nine months ended September 30, 2016 and 2015, the Company had not recognized any impairment for real estate property under development.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of September 30, 2016 and December 31, 2015, the balance of deferred government subsidy was $4,968,016 and $5,108,940, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer provides confirmation to us in order to invoice them accordingly. We normally receive the commission at the time when the property developer receives a portion of the sales proceeds from the buyer in accordance with the terms of the relevant property sales agreement, or the balance of the bank loan to the buyer has been funded, or recognized under the sales schedule or other specific items of the agency sales agreement with developer. At no point does the Company handle any monetary transactions nor act as an escrow intermediary between the developer and the buyer.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of September 30, 2016and December 31, 2015, the Company held cash deposits of $289,066 and $143,590, respectively, as security for its bank loans (see Note 10). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu Project located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

As of September 30, 2016, land use rights included in real estate property under development totaled $79,356,356.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2016	2015

Advances to staff	$137,225	13,274
Rental deposits	32,570	32,709
Prepaid expense	271,519	38,692
Prepaid tax	3,266,506	1,427,812
Other receivables	429,408	502,820
	$4,137,228	$2,015,307

Other receivables and deposits as of September 30, 2016 and December 31, 2015 are stated net of allowance for doubtful accounts of $307,361 and $283,505 respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2016	2015

Furniture and fixtures	$184,558	$362,584
Computer and office equipment	317,347	326,762
Motor vehicles	716,303	718,007
Properties	2,265,637	9,280,235
	3,483,844	10,687,588
Less: Accumulated depreciation	(1,969,022)	(3,151,430)
	$1,514,822	$7,536,158

Depreciation and amortization expense for property and equipment amounted to $210,042 and $331,769 for the nine months ended September 30, 2016 and 2015, respectively.

All properties as of September 30, 2016 and December 31, 2015 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2016	2015

Investment properties	$9,272,638	$9,535,669
Less: Accumulated depreciation	(4,664,190)	(4,527,060)
	$4,608,448	$5,008,609

Depreciation and amortization expense for investment properties amounted to $265,777 and $286,244 for the nine months ended September 30, 2016 and 2015, respectively.

All investment properties as of September 30, 2016 and December 31, 2015 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (23%). As of September 30, 2016, the investment amount in WHYYL and SHDEW were $3,548,050 and $23,777,166 respectively.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a three year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 to acquire a 49% equity interest in WHYYL to expand its operations to real estate development. As of September 30, 2016 the investment in WHYYL was $3,548,050, which included its equity in net loss of WHYYL, net of income taxes, totaling $764,132 as of September 30, 2016. The following table sets forth the unaudited financial information of WHYYL.

	Nine Months ended September 30,
	2016	2015

Revenues	$-	$-

Net loss	$764,132	$1,422,534

	September 30,	December 31,
	2016	2015

Current assets	$64,791,770	$66,345,953
Non-current assets	1,404,826	1,208,224
Total assets	66,196,596	67,554,177

Current liabilities	58,955,159	59,332,675
Total equity	$7,241,437	$8,221,503

As of September 30, 2016 and December 31, 2015, the Company has a balance of $2,869,765 and $2,508,251 due from WHYYL, which bears interest at a rate of 15% per annum, is unsecured and has no fixed term of repayment. According to the agreement with WHYYL, the balance was no longer charged interest from September 1, 2014.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW is developing its own skincare products and expanding its brand to include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and apparel. Its Tinsecret app went live on June 1, 2016. The app sells products under its own brands as well as the products of third parties as well as products imported into China.

As of September 30, 2016, the net profit for SHDEW was $85,302,159 with total equity in the amount of $103,034,489.

	Nine Months ended September 30,
	2016	2015

Revenues	$310,135,761	$12,052,258

Net income	$85,302,159	$1,111,244

	September 30,	December 31,
	2016	2015

Current assets	$404,282,636	$5,798,367
Non-current assets	9,482,014,	18,525
Total assets	413,764,650	5,798,367

Current liabilities	310,730,161	4,148,749
Total equity	$103,034,489	$1,649,617

NOTE 10 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,302,465 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate of periods ranging from one to five years as announced by the People’s Bank of China (“PBOC”) .. The loan is secured by the properties of two unrelated parties and matured on March 1, 2016. On March 2, 2016, the Company entered into a new loan for one year period in the amount of $449,250(RMB3,000,000) As of September 30, 2016 and December 31, 2015, the outstanding balance of this loan was $449,250 (RMB3,000,000) and $923,987 (RMB6,000,000).

In April 2012, the Company entered into a three year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,256,905 (RMB75,000,000) as of September 30, 2016. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from one year to three years as announced by PBOC. The average interest rate for the nine months ended September 30, 2016 was 7.5% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matured on March 31, 2016. In March 2016, this facility was extended for a three year period and will mature on March 31, 2019. As of September 30, 2016 and December 31, 2015, the Company had outstanding loan balances of $5,396,957 (RMB36,039,802) and $7,726,038 (RMB50,169,802), respectively, under this facility line of credit.

NOTE 11- LONG TERM BORROWINGS

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a three year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of September 30, 2016, the Company had outstanding loan balances of $11,081,494 (RMB74,000,000) under this facility line of credit.

	September 30,	December 31,
	2016	2015

Outstanding borrowings	$11,081,494	$23,099,667
Less: Current portion of long term borrowings	299,500	4,619,933
	10,781,994	18,479,734

For the period ended September 30, 2016, total loan interest was approximately $1,125,976, which was capitalized in the development cost of the Linyi project and Guxinglu project.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal amounts and unpaid interest in the aggregate amount of $3,986,987 and $8,123,596 as of September 30, 2016 and December 31, 2015, respectively.

The promissory note with an outstanding principal amount of $1,434,242 bears interest at a rate of 12% per annum, is unsecured and has a maturity date of January 31, 2013。 The new terms of repayment has not been determined with the debtor and therefore has no fixed term of repayment. As of September 30, 2016 and December 31, 2015, the outstanding principal amount in default and the unpaid interest related to this promissory note amounted to $1,434,242 and $1,461,412, respectively. The Company is currently making payments towards this loan.

The promissory note with a principal amount as of September 30, 2016 in the amount of $748,750 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2016 and December 31, 2015, the outstanding principal amount and unpaid interest related to this promissory note amounted to $748,750 and $814,041, respectively.

The promissory note with a principal balance as of September 30, 2016 in the amount of $748,750 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2016 and December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $748,750 and $814,041, respectively.

The promissory note with a principal balance as of September 30, 2016 in the amount of $149,750 bears interest at a rate of 15.75% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2016 and December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $168,422 and $170,287, respectively.

The promissory note with a principal balance of $194,675 as of September 30, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2016, the outstanding principal balance and unpaid interest related to this promissory note amounted to $352,546.

The promissory note with a principal balance of $149,750 as of September 30, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2016, the outstanding principal balance and unpaid interest related to this promissory note amounted to $166,551.

The promissory note with a principal balance of $300,000 as of September 30, 2016 bears interest at the rate of 15% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2016 and December 31, 2015, the outstanding principal balance and unpaid interest related to this promissory note amounted to $367,726 and $329,404, respectively..

For the three months ended September 30, 2016, the interest expense related to these promissory notes was $428,105.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2016	2015

Lin Chi-Jung	$7,679,653	$10,908,905
Lin Hsin-Hung	82,496	71,649
	$7,762,149	$10,980,554

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2016 and December 31, 2015 were $7,679,653 and $10,908,905, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2016	2015

Accrued staff commission and bonus	$371,281	$531,856
Rental deposits received	400,737	319,641
Rental receipts in advance	3,145	4,640
Dividends payable to non-controlling interest	201,496	273,447
Other payables	328,017	367,352
	$1,304,676	$1,496,936

NOTE 15- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of September 30, 2016 and December 31, 2015, the company’s account payable amounted to $4,149,928 and $7,467,199.

NOTE 16 – AMOUNT DUE TO AFFILIATES

A balance of $37,604,509 was due to SHDEW of $37,057,323, JXSY of $528,617 and $18,569 due to SHXG.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which was pre-sale collection from our customers. As of September 30, 2016 and December 31, 2015, the company’s customer deposits amounted to $46,640,851 and $18,138,065.

NOTE 18– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of September 30, 2016 and December 31, 2015, the Company’s deferred government subsidy amounted to $4,968,016 and $5,108,940, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2016 and 2015 were $122,711 and $298,825, respectively.

As of September 30, 2016, the Company had the following operating lease obligations.

Amount

Within one year	$137,304
Two to five years	-
$137,304

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2016 and December 31, 2015, the Company’s statutory reserve fund was $851,729 and $851,729, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended September 30, 2016
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$882,406	$-	$-	$236,043	$1,118,449
Cost of revenues	(541,229)	-	-	(162,996)	(704,225)
Gross profit	341,177	-	-	73,047	414,224

Operating expenses	(295,888)	(335,196)	-	(3,320)	(634,404)
General and administrative expenses	(341,575)	(480,891)	-	(51,711)	(874,177)
Operating loss	(296,286)	(816,087)	-	18,016	(1,094,357)

Other income (expenses)
Interest income	6,332	4,333	-	116	10,781
Interest expense	(472,897)	(22,204)	-	(11,250)	(506,351)
Other income, Net	(20,754)	3,573	-	-	(17,181)
Equity in net income (loss) of unconsolidated affiliates	-	-	10,986,079	-	10,986,079
Total other (expenses) income	(487,319)	(14,298)	10,986,079	(11,134)	10,473,328

Income (loss) before income taxes	(783,605)	(830,385)	10,986,079	6,882	9,378,971
Income tax	825	56,259	-	-	57,084
Net Income( loss)	$(782,780)	$(774,126)	$10,986,079	$6,882	$9,436,055

* Reflects changes made during the first three quarters of 2016 to align our segment reporting structure concurrent with changes in equity investment transactions. Figures for 2015 are restated to conform to the new segment reporting structure as below.

	Nine Months Ended September 30, 2016
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$3,798,764	$-	$-	$262,544	$4,061,308
Cost of revenues	(1,878,075)	-	-	(305,566)	(2,183,641)
Gross profit	1,920,689	-	-	(43,022)	1,877,667

Operating expenses	(933,540)	(840,986)	-	(27,783)	(1,802,309)
General and administrative expenses	(1,091,988)	(1,042,365)	-	(233,542)	(2,367,895)
Operating loss	(104,839)	(1,883,351)	-	(304,347)	(2,292,537)

Other income (expenses)
Interest income	41,569	6,911	-	157	48,367
Interest expense	(1,639,122)	(273,513)	-	(37,674)	(1,950,309)
Other income, Net	3,130,942	(19,618)	-	(47)	3,111,277
Equity in net income (loss) of unconsolidated affiliates	-	-	19,347,166	-	19,347,166
Total other (expenses) income	1,533,389	(286,220)	19,347,166	(37,564)	20,556,771

Income (loss) before income taxes	1,428,550	(2,169,571)	19,347,166	(341,911)	18,264,234
Income tax	(2,520)	147,220	-	-	144,700
Net Income( loss)	$1,426,030	$(2,022,351)	$19,347,166	$(341,911)	$18,408,934

	Three Months Ended September 30, 2015
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$1,365,006	$-	$-	$-	$1,365,006
Cost of revenues	(760,152)	-	-	(42,258)	(802,410)
Gross profit	604,854	-	-	(42,258)	562,596

Operating expenses	(236,118)	(215,856)	-	(29,204)	(481,178)
General and administrative expenses	(482,246)	(310,101)	-	(78,324)	(870,672)
Operating loss	(113,511)	(525,957)	-	(149,786)	(789,254)

Other income (expenses)
Interest income	36,673	341	-	40	37,053
Interest expense	(1,269,229)	-	-	(14,148)	(1,269,229)
Other income, Net	1,528	(211)	-	(81)	1,235
Equity in net income (loss) of unconsolidated affiliates	(288,796)		(839,737)	288,796	(839,737)
Total other (expenses) income	(1,519,824)	129	(839,737)	274,606	(2,084,826)

Income (loss) before income taxes	(1,633,335)	(525,828)	(839,737)	124,821	(2,874,079)
Income tax	17	21,529	-	-	21,512
Net Income( loss)	$(1,633,353)	$(504,298)	$(839,737)	$(839,737)	$(2,852,568)

	Nine Months Ended September 30, 2015
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$3,713,715	$-	$-	$-	$3,713,715
Cost of revenues	(2,112,217)	-	-	(42,258)	(2,154,475)
Gross profit	1,601,498	-	-	(42,258)	1,559,240

Operating expenses	(673,702)	(822,992)	-	(48,956)	(1,545,650)
General and administrative expenses	(1,920,717)	(711,586)	-	(182,313)	(2,814,616)
Operating loss	(992,920)	(1,534,578)	-	(272,526)	(2,801,026)

Other income (expenses)
Interest income	94,558	1,105	-	58	95,720
Interest expense	(2,542,730)	-	-	(50,439)	(2,542,730)
Other income, Net	(241,200)	(4,598)	-	(81)	(245,879)
Equity in net income (loss) of unconsolidated affiliates	-		(1,377,838)	-	(1,377,838)
Total other (expenses) income	(2,689,372)	(3,493)	(1,377,838)	(50,461)	(4,121,165)

Income (loss) before income taxes	(3,682,293)	(1,538,071)	(1,377,838)	(323,988)	(6,922,190)
Income tax	1,987	116,457	-	-	118,444
Net Income( loss)	$(3,680,307)	$(1,421,614)	$(1,377,838)	$(323,988)	$(6,803,746)

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of September 30, 2016
Real estate property under development	$-	$79,356,356	$-	$-	$79,356,356
Total assets	9,814,043	94,792,543	27,474,966	338,608	132,420,160

As of September 30, 2015
Real estate property under development	$-	$79,175,844	$-	$-	$79,175,844
Total assets	10,246,998	84,089,670	5,123,529	11,363,125	105,699,793

NOTE 22 - SUBSEQUENT EVENTS

On July 31, 2017, our Board of Directors engaged RH. CPA, as the Registrant’s certifying accountant to audit the Company’s financial statements, replacing its former certifying accountant, Kenne Ruan CPA, P.C. (“Kenne Ruan”). Upon receipt of the notice that the Company’s acceptance of the proposal from RH, CPA to audit its consolidated financial statements for the fiscal year ending December 31, 2015, Kenne Ruan resigned as the Company’s certifying accountant on July 31, 2017.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. . The Wuhan project was supposed to have its delivery upon completion from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on September 30, 2015, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review.

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

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW is developing its own skincare products and expanding its brand to include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and apparel. Its Tinsecret app went live on June 1, 2016. The app sells products under its own brands as well as the products of third parties as well as products imported into China.

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

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer provides confirmation in order to invoice them accordingly. We normally receive the commission at the time when the property developer receives a portion of the sales proceeds from the buyer (i) in accordance with the terms of the relevant property sales agreement, or (ii) the balance of the bank loan to the buyer has been funded, or (iii) recognized under the sales schedule or (iv) other specific items of agency sales agreement with the developer. At no point does the Company handle any monetary transactions nor act as an escrow intermediary between the developer and the buyer.

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

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2016 with comparisons to the period ended September 30, 2015.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016	% to total	2015	% to total	% change	2016	% to total	2015	% to total	% change
Agency sales	504,584	45	530,076	39	(5)	2,633,530	65	1,974,920	53	33
Property management	369,017	33	422,179	31	(13)	1,091,128	27	1,298,342	35	(16)
Service sales	244,848	22	412,751	30	(41)	336,650	8	440,453	12	(24)
Net revenues	1,118,449	100	1,365,006	100	(18)	4,061,308	100	3,713,715	100	9

The net revenue in the third quarter of 2016 was $1,118,449, a decreased of 18% from $1,365,006 in the third quarter of 2015. The net revenue in the first three quarter of 2016 was $4,061,308, an increased of 9% from $3,713,715 in the first three quarter of 2015. Of the total net revenues in the third quarter of 2016, agency sales represented 45%, property management represented 33%, and service sales represented 22%. Of the total net revenues inn the first three quarters of 2016, agency sales represented 65%, property management represented 27%, and service sales represented 8%.The increase in net revenue in the first three quarter of 2016 was mainly due to the increase in our agency sales.

Agency sales

In the third quarter and first three quarters of 2016, 45% and 65%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2015, net revenue of agency sales decreased and increased 5% and 53%, respectively, in the third quarter and the first three quarters of 2015. The primary reason was there were more sales agency projects that were completed during the first three quarter of 2016, which contributed to the increase in our agency sales revenue.

Our diverse market locations have decreased market fluctuations risks on our business operations in agency sales in 2016, and we are continually seeking stable growth in our agency sales business in 2016. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 27% of our revenue in the first three quarter of 2016 and revenue from property management decreased by 16% compared with same period in 2015.

Service sales

In the third quarter and first three quarters of 2016, 22% and 8%, respectively, of our net revenue were attributable to service sales.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016	% to total	2015	% to total	% change	2016	% to total	2015	% to total	% change
Agency sales	208,582	30	376,153	47	(45)	850,589	39	1,000,337	46	(15)
Property management	329,561	47	293,351	37	12	990,434	45	884,972	41	12
Service sales	166,083	24	132,904	17	25	342,619	16	269,165	12	270
Cost of revenues	704,226	100	802,408	100	(12)	2,183,642	100	2,154,474	100	1

The cost of revenues of the third quarter of 2016 was $704,226, a decrease of 12% from $802,408 during the third quarter of 2015. The cost of revenues of the first three quarters of 2016 was $2,183,642, an increase of 1% from $2,154,474 during the first three quarters of 2015. Of the total cost of revenues in the third quarter of 2016, agency sales represented 30%, property management represented 47%, and service sales represented 24%. Of the total cost of revenues in the first three quarters of 2016, agency sales represented 39%, property management represented 45%, and service sales represented 16%. The decrease in the cost of revenue in the third quarter of 2016 and increase in the first three quarters of 2016 was mainly due to the decrease in the cost of revenue for our agency sales and property management.

Agency sales

The cost of revenue for agency sales in the first three quarters of 2016 was $850,589, a decrease of 15% from $1,000,337 in the same period in 2015. This decrease was mainly due to the decrease in our commissions from the decrease in agency sales in the first three quarter of 2016.

Property management

The cost of revenue for property management in the first three quarter of 2016 was $990,434, increased by 12 from $884,972 in the same period in 2015. This was mainly due an increase in our property management business overall.

Service sales

In the third quarter of 2016 and the first three quarters of 2016, 24% and 16%, respectively, of our net revenue was attributable to service sales.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016	% to total	2015	% to total	% change	2016	% to total	2015	% to total	% change
Agency sales	69,613	11	61,712	13	13	281,473	16	262,714	17	7
Property management	44,904	7	23,105	5	94	187,133	10	67,585	4	177
Real estate development	516,568	81	215,857	45	139	1,305,921	72	822,993	53	59
Service sales	3,320	1	180,505	38	(98)	27,783	2	392,358	25	(93)
Operating expenses	634,405	100	481,179	100	32	1,802,310	100	1,545,650	100	17

The operating expenses for the third quarter of 2016 were $634,405, an increase of 32% from $481,179 for the same period in 2015. The total operating expenses for the first three quarters of 2016 were $1,802,310, an increase of 17% from $1,545,650 for the same period in 2015. Of the total operating expense in the third quarter of 2016, agency sales represented 11%, property management represented 7%, service sales represented 1% and real estate development represented 81%. Of the total operating expense in n the first three quarters of 2016, agency sales represented 16%, property management represented 10%, service sales represented 2% and real estate development represented 72%. The increase in the overall operating expense was the increase in real estate development for the third quarter and the first three quarters of 2016.

Agency sales

The operating expenses for agency sales in the first three quarter of 2016 were $281,473 an increase of 7% from $262,714 in the same period in 2015.

Property management

The operating expenses for property management in the first three quarter of 2016 were $187,133 an increase of 177% from $67,585 in the same period in 2015.

Service Sales

The service sales in the first three quarter of 2016 were $27,783, a decrease of 93% from $392,358 in the same period in 2015.

Real estate development

The operating expenses for real estate development in the first three quarter of 2016 were $1,305,921, an increase of 59% from $822,993 in the same period in 2015.

General and Administrative Expenses

The general and administrative expenses in the first three quarter of 2016 were $2,367,895, decreased by 37% from $3,787,544 in the same period in 2015. This increase was mainly due to a decrease in staff cost and professional service fee.

Interest Expenses

Interest expenses in the first three quarters of 2016 were $1,950,309, a decrease of 44% from $3,476,587 in the same period in 2015. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to repayment of bank loans and promissory notes.

Equity in net gain (loss) of affiliates

Equity in net gain in the first three quarters of 2016 was $19,347,166, an increase of 2,700% from net loss of $690,973 in the same period in 2015. The equity in net gain (loss) of an affiliate was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to equity gain of SHDEW.

Other income, net

Other income in the first three quarters of 2016 was $3,111,277, increased 1,960% from loss of $167,607 in the same period in 2015. This increase was mainly due to disposal of our office property of fixed assets.

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

Amount due to directors

The total amount due to directors for September 30, 2016 was $7,762,149. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2016 and December 31, 2015 were $6,849,796 and $10,908,905, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $82,496 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,923,145 is due from WHYYL, our Wuhan project development company.

Amount due to affiliates

A balance of $37,604,509 was due to SHDEW of $37,057,323, JXSY of $528,617 and $18,569 due to SHXG.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarter of 2016, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $10,992,765.

The Company’s operating activities provided cash in the amount of $18,939,915, which was primarily attributable to the receipts in advance from real estate property development.

The Company’s investing activities provided cash resources of $7,586,281, which was primarily attributable to the disposal of office property of fixed assets.

The Company’s financing activities used cash resources of $16,116,531, which was primarily attributable to repayments of bank loan and promissory notes.

The potential cash needs for 2016 will be the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi.

Capital Resources

We currently have three bank loans payable, including an $449,250 (RMB3,000,000) loan and $11,081,494 (RMB74,000,000) loan. The RMB3,000,000 loan has been extended to March 2017. The RMB74,000,000 loan will mature in December 2017 and has been repaid continually with the collection of GXL project pro-sales. Another loan balance of $7,138,549 (RMB47,669,802) has been extended for another three years matured in March 2019.

As of September 30, 2016, promissory notes in the principal amount of $1,434,242 were in default compared to promissory notes in the principal amount of $1,461,412 that were in default as of December 31, 2015.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: January 2, 2018
By:	/s/ Lin, Chi-Jung
Lin, Chi-Jung, Chief Executive Officer

Date: January 2, 2018
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

