Form 10-K
period 2016-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2018-03-06
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended: December 31, 2016

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

Issuer’s telephone number: + 86-21-6167-2800

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

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $766,740, based on the average opening and closing price of $0.05 for the Common Stock on June 30, 2016.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of December 26, 2017 was 68,691,925 shares.

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

Figure 1: Company Organization Chart

1.	It was previously known as Shanghai Shang Yang Real Estate Consultation Co., Limited. The company changed its name to Shanghai Shang Yang Investment Management and Consulting Company Limited on May 28, 2013.
2.	SHGXL is consolidated into the Company’s financials because the Company has control of the development rights and are beneficiary of the revenue SHGXL generates.

Our major business is agency sales and real estate development. Additionally, we expand our business to the field of financial activities such as entity investment, fund management, financial services and so on.

For the fiscal year ended December 31, 2016, 64% of our net revenues of $5,200,859 were generated from our brokerage operations. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou, Zhongshan, Weihai, Quanjiao, Jiaxing, Shangqiu, and Wuhan.

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning in 2012, we commenced our first development project in Wuhan and Linyi and started the initial construction in the first quarter of 2012. In Wuhan, we commenced the construction of Phase 1 of the project in the third quarter of 2012.There are a total of eight buildings. The seven buildings that are open for sale currently have a 70% sales rate. As of November, 2017, the project has sold 678 apartment units with an area of 75,470 square meters.

Since October 20, 2014, the Linyi project has constructed 121 units, which encompasses approximately 40% of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings. As of November 2017, the Linyi project has sold 102 units with a sales area of 38,558 square meters and we have started the phase two construction of about 17,000 square meters.

SHDEW was established in June 2013 as a skincare and cosmetic company. We own 23.08% of the common stock of SHDEW. The company has made progress in its operation. Its WeChat store had a membership of over a million members as of December 31, 2016. SHDEW is developing its own skincare products as well as solidifying its position in the ecommerce platform.

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

Two thirds of our revenue in 2016 was from commission-based services. We secure these projects via bidding or direct appointments. As a result of our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

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

Real Estate Development

In mid-2011, we established a project company in Wuhan of which we own 49%. We commenced the construction of phase one of the project in the third quarter of 2012 and the pre-sale of the phase one in the first quarter of 2013. There are a total of 8 buildings. As of November 2017, all resident units have been sold excepted of commercial shops and underground park units.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013; we have made sales of 104 units at the end of November 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017.

On March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxing Lu Project, which located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of November 2017, the project has sold 79 units with a sales area of 3,967 square meters (There are 18 units presale contract termination out of max presale of 97 units). The project is preparing for the final acceptance of construction by the government authorities.

We are applying for bank loans and other forms of funding; however, there are no assurances we will be able to obtain future financings.

Mainland China’s Property Sector

The industry’s macro environment is improving, and the property sector is gradually developing to be a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2012 through 2016:

GDP GROWTH
2012	7.8%
2013	7.7%
2014	7.3%
2015	6.9%
2016	6.7%

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

In January 2011, the State Council released an additional eight new measures to put downward pressure on property prices by:

1)	Requiring local governments to set housing price targets in proportion with local income levels for 2011;
2)	Requiring a business tax for housing sales within 5 years of purchase must be levied on total sales value;
3)	Strengthening the management of land supply for housing;
4)	Imposing purchase restrictions in all large- & medium-sized cities. Families already owning a residential property are restricted to buy only one more, while those already owning two or more properties are prohibited to purchase additional properties;
5)	Accelerating the construction of social security residential housings;
6)	Providing that the down payment ratio for second-home purchases must not be less than 60%, up from 50%, with an interest rate at least 1.1 times of the benchmark rate;
7)	Improving guidance for the media’s housing market coverage;
8)	Providing for implementation & accountability for local governments over the housing price control targets.

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

Employees

As of December 31, 2016, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	3
Accounting Dept.	1
Research & Development Dept.	3
Marketing Dept.	1

SZXJY
Administration Dept.	7
Research & Development Dept.	4
Accounting Dept.	5
Marketing Dept.	17

SZSY
Marketing Dept.	4
Research & Development Dept.

SZSYHT
Administration Dept.	1
Marketing Dept.	6
Research & Development Dept.	2
Accounting Dept.	1

SHSY
Administration Dept.	4
Accounting Dept.	4
Development Dept.	8

SYSY
Marketing Dept.	1

SZGFH
Administration Dept.	1
Accounting Dept.	1
Marketing Dept.	3

SQSY
Marketing Dept.	1

WHGFH
Marketing Dept.	6

LYSY
Accounting Dept	2
Administration Dept.	7
Construction Dept.	6
Marketing Dept.	18
Executive Dept.	1

LYRL
Administration Dept.	1

CQNXSY
Administration Dept.	2
Accounting Dept.	1
Research &Development Dept.	1

SHRJ
Administration Dept.
Design Dept.	1
Total	127

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

Our net income is generated primarily from an investment in one of our unconsolidated affiliates, and we are dependent upon expected distributions from such affiliate to operate and grow our business and satisfy our liabilities.

We are dependent upon our investment in SHDEW, an unconsolidated affiliate, to generate our net income and expect such investment to generate the majority of our cash receipts thought the payment of dividends over the next few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. In 2016, SHDEW generated $30,681,724 in equity income, compared to $27,367,175 in total net income for the Company. As of December 31, 2016, we owned 23.08% of SHDEW, but we do not control the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

In addition, a significant portion of our assets consist of ownership interests in SHDEW. If we were required to liquidate any of such securities in order to generate funds to satisfy our liabilities, we may be required to sell such securities at a time or times at which we would not be able to realize what we believe to be the long-term value of such assets and there might be a very limited market for such securities.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of November 30, 2017, Ace Develop directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the sole shareholder of Ace Develop. As of November 30, 2017, Robert Lin Investments directly controls 6.57% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.05 per share to a low of $0.02 per share in 2016. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2016, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Our headquarter office space is at No.638, Hengfeng Road, 25th Floor, Shanghai, PRC. In February 2016, the office property was sold to SHDEW, an affiliate corporation. We have also rented regional field support offices in various cities in Mainland China, including Shanghai, Suzhou, Weihai, Quanjiao, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2016		2015
	High	Low		High
First quarter	$0.04	$0.01	First quarter	$0.0362
Second quarter	$0.05	$0.02	Second quarter	$0.0362
Third quarter	$0.05	$0.02	Third quarter	$0.03
Fourth quarter	$0.03	$0.02	Fourth quarter	$0.03

As of December 31, 2016, we have approximately 597 record holders of our common stock. On December 31, 2016, the closing price of our common stock was $0.026.

No cash dividends were declared on our common stock in 2016 and 2015. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited(“SHSY”), Suzhou GaoFengHui Property Management Company Limited, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou XinJi Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”), Wuhan GaoFengHui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai RuiJian Design Company Limited (“SHRJ”), PutianXinJi Yang Real Estate Consultation Company Limited (“PTXJY”), and its equity investmentsin affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)and XinGuang Investment Management and Consulting Company Limited (“XG”) are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services and property management services in the PRC.

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Nanchang, Yangzhou, Nanjing, Chongqing, Wuhan, Linyi and Shangqiu

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of November, 2017, the projet has sold 726 apartment units with a area of 81,221 square meters.

In August 2017, the Wuhan project has reached a dispute settlement with the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), which settled the expenses of construction and the project company could going through the handover progress.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013, we have made sales of 104 units at the end of November 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017.

On March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxing Lu Project, which located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of November 2017, the project has sold 79 units with a sales area of 3,967 square meters(There are 18 units presale contract termination out of max presale of 97 units). The project is preparing for the final acceptance of construction by the government authorities.

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

There is no impairment of real estate property under development during the years ended December 31, 2015 and 2016.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2016 and 2015.

The Wuhan project was due to have its handover from the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), on December 31, 2016, but because of a dispute between the Company and HFCC, the handover was delayed and is currently under court review. The Company checked with its legal consul, evaluated the issue and recorded an investment impairment of $0.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2016 and 2015.

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

As of December 31, 2016, the balance of deferred government subsidy was $4,782,387 (2015: $5,108,941). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2016 with comparisons to the historical year ended December 31, 2015.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2016	% to total	2015	% to total	% change
Agency sales	3,303,154	63	2,231,139	47	48
Property management	1,558,767	30	1,931,002	40	(19)
Service sales	338,938	7	601,634	13	(44)
Net revenues	5,200,859	100	4,763,774	100	9

The net revenue for 2016 was $5,200,859, an increase of 9% from $4,763,774 in 2015. In 2016, agency sales represented 63%, property management represented 30% and service sales represented 7% of total net revenue. The increase in 2016 is mainly due to the increase in the revenue from our more sales collection of projects.

Agency Sales

In 2016, 63% of our net revenue was derived from agency sales, which was primarily from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2015, net revenue of agency sales in 2016 increased by 48%. The increase is mainly due to more sales collection of projects during this year.

Government policies enacted in 2016 as well as similar subsequent policies aiming to stabilize real estate prices affected many businesses in the real estate industry. These restrictive policies had a substantial effect in our agency sales revenue. We are continually seeking stable growth in our agency sales business in 2017. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 30% of our revenue in year of 2016 and revenue from property management decreased by 19% compared with same period in 2015.

Service Sales

In the year of 2016 and 2015, 7% and 13%, respectively, of our net revenue were attributable to service sales.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years Ended December 31,
	2016	% to total	2015	% to total	% change
Agency sales	1,240,460	42	1,201,968	42	3
Property management	1,341,472	45	1,587,586	54	(15)
Service sales	377,825	13	106,569	4	254
Cost of revenues	2,959,757	100	2,896,123	100	2

The cost of revenues for 2016 was $2,959,757 this was increase of 2% from $1,201,968 for 2015. In 2016, agency sales represented 42% of total cost of revenues, property management represented 45% and service sales represented 13%. The slightly increase of cost of revenues is mainly due to the increase of cost of revenue of property management.

Agency Sales

As compared with 2015, cost of agency sales in 2016 increased by 3%.

Property Management

The cost of revenue from property management for 2016 was $1,341,472, which a slight increase from $1,587,586 during the year of 2015.

Service Sales

In the year of 2016 and 2015, 13% and 17%, respectively, of our cost of revenues were attributable to service sales.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2016	% to total	2015	% to total	% change
Agency sales	358,738	15	246,814	14	45
Property management	247,826	10	85,820	4	188
Real estate development	1,774,197	74	881,993	49	101
Service Sales	29,676	1	593,256	33	(95)
Operating expenses	2,410,437	100	1,807,883	100	33

The operating expenses for 2016 were $2,410,437, which increase from $1,807,883 in 2015. In 2016, the expenses pertaining to real estate development represented 74% of the total operating expenses, agency sales represented 15%, property management represented 10% and service sales represented 1%.

Agency Sales

When compared to 2015, the operating expenses for agency sales increased 45% in 2016. The primary reason for the increase in 2016 was the increase in staff costs and service expense.

Property Management

When compared to 2015, the operating expenses for property management increased 188% in 2016.

Real Estate Development

The operating expenses related to our real estate development business increased 101% as compared to the previous year. This increase was mainly due to the increase activities of our sales promotion activities in Guangxinglu Project.

Service Sales

Our new business line in 2016 incurred $29,676 in operating expenses.

General and Administrative Expenses

The general and administrative expenses in 2016 were $3,463,677, a 9% decrease from $3,787,544 in 2015. The primary reason for the decrease was a decrease in staff costs and consulting service expenses.

Operating Loss

In 2016, we had an operating loss of $3,633,012, representing a decreased profit from an operating loss of $3,727,776 in 2015. The decrease in profit was mainly due to more operating expenses compared to 2015.

Interest Expense

When compared to 2015, the interest expense in 2016 decreased 36% to $2,205,816, the decrease of interest expense is mainly due to repayment of bank loan and promissory notes.

Equity in net gain (loss) of an affiliate

Equity in net gain in the year of 2016 was $30,666,572, increased 7,876% from $384,495 in the same period in 2015. The equity in net gain (loss) of an affiliate was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to equity gain of SHDEW.

Other income, net

Other income in the year of 2016 was $3,107,719, compare with the loss of $167,607 in the same period in 2015. This increase was mainly due to disposal of our office property of fixed assets.

Major Related Party Transactions

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

Amount Due To Directors

The amounts due to directors as of December 31, 2016 were $6,533,288. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2016 was $6,446,184 which consists of a balance of unpaid salaries and reimbursements totaling $118,160 and advances made in 2015 together with unpaid interest totaling $6,328,023.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the year ended December 31, 2016 and 2015, the interest expense related to these advances amounted to $864,829 and $1,088,403, respectively.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2016 was $87,105, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliate

Advances to the unconsolidated affiliate, WHYYL, as of December 31, 2016 amounted to$2,520,126, which no longer charged interest from September 1, 2014. Advances to the CQNX amounted to $372,130.

LIQUIDITY AND CAPITAL RESOURCES

In 2016, our principal sources of cash were revenues from our agency sales and property management businesses, new bank loans and promissory notes, and advances from unconsolidated affiliates. Most of our cash resources were used to fund our revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices, and the repayments of our borrowings and promissory notes.

We ended the period with a cash position of $8,693,345.

Net cash provided in the Company’s operating activities in 2016 was $23,201,726, representing an increased receipts in cash in the amount of $6,825,459 as compared to the cash receive for 2015. The increase was primarily attributable to the increase in cash receive in receipts in advance in the amount of $38,877,133.

Net cash provided in the Company’s investing activities was $7,508,444, representing an increase of $9,787,788 as compared to the cash used in investing activities for 2015. The increase in cash provided in investing activities was primarily attributable to the increase in cash provided in disposal of plant and equipment of $8,937,274 in 2016.

Net cash used by the Company’s financing activities was $23,436,791, representing a decrease from $6,135,004 in 2015. This decrease was primarily attributable to bank loan repayments in the amount of $39,952,472.

The cash needs for 2017 were for the repayments of bank notes and funds required to finance the Company’s future projects in property agency and real estate developments.

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

As of December 31, 2016, the Company had a working capital deficiency of $21,430,640 and short-term debt obligations of $117,772,380. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2016, we expect a substantial cash dividend from SHDEW in 2017, which will be our principal source of liquidity. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

Indebtedness

The company’s indebtedness is described under “Note 11-Bank Loans”, “Note 12-Promissory Notes Payable”, “Note 13- Amounts Due To Directors” and “Note 16-Long Term Borrowings” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2016 and 2015 in Item 8.

Promissory Notes – As of December 31, 2016, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,616,603 bearing interest at rates 0%. The interest expense on promissory notes amounted to $468,607 and $2,243,554 as of December 31, 2016 and 2015, respectively.

In January 2013, the Company obtained a bank loan of $1,302,465 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate of periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”) . The loan is secured by the properties of two unrelated parties and matured on March 1, 2016. In March 2, 2016, the Company entered into a new loan for 1–year period with the amount of $449,250(RMB3,000,000) As of December 31, 2016 and December 31, 2015, the outstanding balance of this loan was $432,464 (RMB3,000,000) and $923,987 (RMB6,000,000).

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,256,905 (RMB75,000,000) as of March 31, 2016. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the nine months ended December 31, 2016 was 7.5% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matured on March 31, 2016. In March 2016, this facility was extended for 3-year period matured on March 31,2019. As of December 31, 2016 and December 31, 2015, the Company had outstanding loan balances of $6,870,088 (RMB47,657,802) and $7,726,038 (RMB50,169,802), respectively, under this facility line of credit.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At December 31, 2016, the Company had borrowings together with unpaid interest expense as of December 31, 2016 and December 31, 2015 were $6,533,288 and $10,980,554, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $864,829 and 1,088,403 for the year ended December 31, 2016 and 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Sunrise Real Estate Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency and significant short-term debt obligations currently in default or maturing in less than one year. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RH, CPA

Bayside, New York

December 29, 2017

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2016	2015
ASSETS

Current assets
Cash and cash equivalents	$8,693,345	$943,517
Restricted cash (Note 3)	304,681	143,590
Accounts receivable, net	900,239	1,287,277
Promissory deposits (Note 4)	176,958	1,205,427
Real estate property under development (Note 5)	77,502,496	77,777,167
Amount due from an unconsolidated affiliate (Note 9)	2,892,256	2,508,251
Other receivables and deposits, net (Note 6)	5,871,765	2,015,307
Total current assets	96,341,740	85,880,536

Property and equipment, net (Note 7)	1,412,403	7,536,158
Investment properties, net (Note 8)	4,348,324	5,008,609
Deferred tax assets (Note 15)	337,536	142,111
Investments in unconsolidated affiliates(Note 9)	37,037,129	7,562,821
Other investments, net (Note 10)	144,155	153,997
Total assets	$139,621,287	$106,284,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank loans(Note 11)	$7,302,552	$8,650,025
Current portion of long term borrowings (Note 16)	7,496,036	4,619,933
Promissory notes payable (Note 12)	1,616,603	8,123,596
Amounts due to directors (Note 13)	6,533,288	10,980,554
Accounts payable(Note14)	2,486,348	7,467,199
Customer deposits (Note 15)	54,263,661	18,138,065
Amount due to an affiliate (Note 16)	36,010,325	32,516,032
Other payables and accrued expenses (Note 17)	1,636,817	1,496,936
Other taxes payable (Note 18)	232,382	303,848
Income Taxes payable	194,368	110,394

Total current liabilities	117,772,380	92,406,582

Long term borrowings (Note 19)	-	18,479,734
Deferred government subsidy (Note 20)	4,782,387	5,108,941

Total liabilities	122,554,767	115,995,257

Commitments and contingencies (Note 22)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares
Authorized; 68,691,925 and 68,691,925 shares issued and
outstanding as of December 31, 2016 and 2015, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 21)	938,128	851,729
Retained earnings (deficits)	5,831,320	(24,545,524)
Accumulated other comprehensive income	474,073	889,565

Total equity (deficit) of Sunrise Real Estate Group, Inc.	15,500,448	(14,547,303)
Non-controlling interests	1,566,072	4,836,278

Total stockholders’ equity (deficit)	17,066,520	(9,711,025)

Total liabilities and stockholders’ equity	$139,621,287	$106,284,232

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2016	2015

Net revenues	$5,200,859	$4,763,774
Cost of revenues	(2,959,757)	(2,896,123)

Gross profit (loss)	2,241,102	1,867,651

Operating expenses	(2,410,437)	(1,807,883)
General and administrative expenses	(3,463,677)	(3,787,544)

Operating profit (loss)	(3,633,012)	(3,727,776)

Other income (expenses)
Interest income	59,144	132,429
Interest expense	(2,205,816)	(3,476,587)
Equity income (loss) of affiliates	30,007,194	384,495

Other income (loss), Net	3,102,270	(167,607)
Total Other Income (Expenses)	30,962,792	(3,127,270)

Income (Loss) before income taxes	27,329,780	(6,855,046)
Income taxes (Note 15)	37,395	132,984

Net income (loss)	27,367,175	(6,722,062)
Less: Net (income) loss attributable to non-controlling
interests	3,066,907	1,956,770
Net income (loss) attributable to stockholders of Sunrise Real
Estate Group, Inc.	$30,434,082	$(4,765,292)

Earnings (Loss) per share - basic and fully diluted	$0.44	$(0.06)

Weighted average common shares outstanding - Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2016	2015

Net income (loss)	$27,367,175	$(6,722,062)

Other comprehensive income (loss) - Foreign currency translation adjustment	(664,003)	264,242
Total comprehensive income (loss)	26,703,172	(6,457,820)
Less: Comprehensive loss attributable to non-controlling interests	3,315,419	2,322,919

Total comprehensive income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$30,018,591	$(4,134,901)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other	Non-	Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Earnings (Deficits)	Comprehensive Income	controlling Interests	(Deficit) Equity

Balance, January 1, 2015	68,691,925	$686,919	$7,570,008	$812,582	$(19,780,232)	$259,173	$7,159,197	$(3,292,353)
Net loss	-	-	-	-	(4,765,292)	-	(1,956,770)	(6,722,062)
Shares issued								-
Surplus reserve				39,147				39,147
Cash dividends paid to non-controlling interests	-	-	-	-	-	-		-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	630,391	(366,149)	264,242
Balance, December 31, 2015	68,691,925	686,919	7,570,008	851,729	(24,545,524)	889,564	4,836,278	(9,711,025)
Shares issued	-	-	-					-
Surplus reserve				86,399	(86,399)		-	-
Profit (loss) for the year					30,434,082		(3,066,907)	27,367,175
Deconsolidation of subsidiary					29,161		45,213	74,373
Cash dividends to non-controlling interest							-	-
Capital contribution from non-controlling interests of new consolidated Subsidiaries	-	-	-	-	-		-	-
Translation of foreign Operations	-	-	-	-	-	(415,489)	(248,512)	(664,001)
Balance, December 31, 2016	68,691,925	$686,919	$7,570,008	$938,128	$5,831,320	$474,075	$1,566,072	$17,066,522

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$27,367,175	$(6,722,062)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	602,002	1,028,453
Loss (gain) on disposal of property and equipment	(2,971,028)	1,029

Bad debt	96,372	188,748
Equity in net loss (gain) of unconsolidated affiliates	(29,092,782)	(1,389,286)
Impairment loss on Real estate property under development	288,309	1,004,792
Changes in assets and liabilities
Accounts receivable	317,772	(282,674)
Promissory deposits	992,049	(86,537)
Real estate property under development	(4,897,263)	(10,944,825)
Customer deposits	38,877,133	6,807,037
Amount due from unconsolidated affiliates	(469,954)	291,045
Other receivables and deposits	(4,155,457)	(317,674)
Deferred tax assets	(213,242)	(131,015)
Accounts payable	(4,695,878)	(2,556,969)
Other payables and accrued expenses	245,621	170,154
Interest payable on promissory notes	59,177	2,096,445
Interest payable on amounts due to directors	811,070	3,392,485
Taxes payable	94,917	(3,280)
Other Tax payable	(54,267)	20,273
Net cash provided by (used in) operating activities	23,201,726	(7,433,861)

Cash flows from investing activities
Acquisition of property, plant and equipment	(81,604)	(189,159)
Proceeds from disposal of property and equipment	8,937,274	-
Capital contribution to unconsolidated affiliates	(1,153,236)	(1,831,701)
Advances to an unconsolidated affiliate	(451,427)	(370,662)
Repayment of advances to unconsolidated affiliates	257,437	112,178
Net cash provided by (used in) investing activities	7,508,444	(2,279,344)

Cash flows from financing activities
Restricted cash	(177,540)	1,356,664
Capital injection from non-controlling interest of new consolidated subsidiaries	60,124	56,089
New bank loans	24,393,543	12,924,214
Repayments of bank loans	(39,952,472)	(12,338,902)
Advances from directors	297,085	2,164,491
Repayments of advances from directors	(5,020,980)	(4,705,669)
Advances from an affiliate	86,881,378	21,063,948
Repayments from an affiliate	(83,607,071)	(4,660,977)
Proceeds from promissory notes	1,862,568	6,077,441
Repayments of promissory notes	(8,173,426)	(13,123,102)
Net cash provided by (used in) financing activities	(23,436,791)	8,814,197

Effect of exchange rate changes on cash and cash equivalents	476,449	215,940

Net increase (decrease) in cash and cash equivalents	7,749,828	(683,068)
Cash and cash equivalents at beginning of year	943,517	1,626,583
Cash and cash equivalents at end of year	$8,693,345	$943,516

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2016	2015

Supplemental disclosure of cash flow information
Income taxes paid	$-	$78,194
Interest paid	3,708,564	4,699,220

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

As of December 31, 2016, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou GaoFengHui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
LinyiShangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan GaoFengHui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
LinyiRui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[3]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
XinGuang Equity Investment Management (Shanghai) Company Limited (“SHXG”)	December 17, 2012	PRC	49%	Equity investment	Equity investment and consultancy
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	23%	Equity investment	Import and export trading
Shanghai HuiTian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Shenzhen HuiTian (“SZHT”)	October 15, 2014	PRC	100%	Subsidiary	Investment holding
Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd(“CQNXSY”)	January 14, 2015	PRC	65%	Subsidiary	Investment holding
Suzhou Shangyang Huitian Wealth Investment Management Co., Ltd(SZSYHT)	January 14, 2015	PRC	75%	Subsidiary	Investment holding

1.	After equity transaction in February 2015, The Company holed the equity of SZSY as blow: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totally hold 75.25% equity of SZSY.
2.	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding a 60% equity interest in SHXYJB.

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

On June 6, 2013, SHSY and LYRL together with 4 investors established a company, namely Shanghai Daerwei, in the PRC focusing on the cosmetics and skincare business. SHSY holds 14.62% and LYRL holds 8.46% equity interest of Shanghai Daerwei. The business as of end of December 31, 2016 had a revenue of $485,286,783.

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

Going Concern

The Company’s consolidated financial statements have been prepared on a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has a working capital deficiency and significant short-term debt obligations currently in maturing in less than one year. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Major Customers

During the year ended December 31, 2016, there were two customers that accounted for 27% and 13% of our net revenues separately, and there are $0 and $188,408 accounts receivable from these two customers separately as of December 31, 2016.

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

The exchange rates as of December 31, 2016 and December 31, 2015 are $1: RMB6.9370 and $1: RMB6.4936 respectively.

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

For the years ended December 31, 2016 and 2015, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, .2016 and 2015.

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

During the year ended December 31, 2016, the Company provided an allowance for impairment loss on investments in unconsolidated affiliates of $ 288,309 (2015: $1,004,792). As of December 31, 2016, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $ 1,428,156 (2015: $1,240,819).

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

During the year ended December 31, 2016, the Company provided an allowance for impairment loss on other investments of $Nil (2015: $Nil). As of December 31, 2016, the allowance for impairment loss on other investments amounted to $76,922 (2015: $76,922).

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

During the year of 2012, the Company received no refundable government subsidy amount of $5,108,941 (RMB33, 175,416). The subsidy is given to reimburse the land acquisition costs and certain construction cost incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2016, the Company’s deferred government subsidy amounted to $4,782,387(2015: $5,108,941).

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2016 and 2015 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2016 and 2015.

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

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of December 31, 2016, the Company held cash deposits of $304,681 (2015: $143,590) as guarantee to the banks which provides mortgage loan to individual customers of ours construction products. These balances are subject to withdrawal restrictions and were not covered by insurance.

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

As of December 31, 2016, the real estate property under development totaled $77,502,496 (2015: $77,777,167).

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2016	2015

Advances to staff	$175,585	$13,274
Rental deposits	69,390	32,709
Prepaid expense	524,622	38,692
Prepaid tax	4,731,739	1,427,812
Other receivables	370,429	502,820
	$5,871,765	$2,015,307

Other receivables and deposits as of December 31, 2016 are stated net of allowance for doubtful accounts of $299,327 (2015: $283,505).

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2016	2015

Furniture and fixtures	$177,662	$362,584
Computer and office equipment	307,682	326,762
Motor vehicles	689,539	718,007
Properties	2,180,981	9,280,235
	3,355,863	10,687,588
Less: Accumulated depreciation	1,943,460	3,151,430
	$1,412,403	$7,536,158

During the year ended December 31, 2016, depreciation and amortization expense for property and equipment amounted to $257,895

All properties as of December 31, 2016 and 2015 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 8 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2016	2015

Investment properties	$8,926,167	$9,535,669
Less: Accumulated depreciation	(4,577,843)	(4,527,060)
	$4,348,324	$5,008,609

During the year ended December 31, 2016, depreciation and amortization expense for investment properties amounted to $354,668.

All investment properties as of December 31, 2016 and 2015 were pledged as collateral for the Company’s bank loans (See Note 11).

NOTE 9 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (23.08%). As of December 31, 2016, the investment amount in WHYYL and SHDEW were $3,346,977 and $33,690,152 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of December 31, 2016 the investment in WHYYL was $3,346,977, which included its equity in loss of WHYYL, net of income taxes, totaling $901,871 as of December 31, 2016. The following table sets forth the financial information of WHYYL.

	Years Ended December 31,
	2016	2015

Revenues	$-	$-

Net profit (loss)	$(901,871)	$(1,888,281)

	December 31,	December 31,
	2016	2015

Current assets	$62,859,330	$66,345,953
Non-current assets	1,392,618	1,208,224
Total assets	64,251,949	67,554,177

Current liabilities	57,420,884	59,332,675
Total equity	$6,831,065	$8,221,503

As of December 31, 2016, the Company has a balance of $2,892,256 (2015: $2,508,251) due from WHYYL, which was no longer charged interest from September 1, 2014

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW is developing its own skincare products and expanding its brand to include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and apparel. Its TinSecret app went live on June 1, 2016. The app sells products under its own brands as well as the products of third parties as well as products imported into China.

As of December 31, 2016, the net profit for SHDEW was $132,936,415 with total equity in the amount of $145,667,618.

	Years Ended December 31,
	2016	2015

Revenues	$485,286,783	$30,559,569

Net profit (loss)	$132,936,415	$7,715,146

	December 31,	December 31,
	2016	2015

Current assets	$122,345,251	$20,580,634
Non-current assets	319,725,610	174,964
Total assets	442,070,861	20,755,599

Current liabilities	293,430,056	8,974,831
Total equity	$145,667,618	$11,780,768

NOTE 10 - OTHER INVESTMENTS, NET

As of December 31, 2016 and 2015, investments accounted using the cost method consist of various companies engaging in real estate agency or property related services.

During the years ended December 31, 2016 and 2015, the Company recorded no income from other investments. The Company provided an allowance of impairment loss on other investments for the year ended December 31, 2016 of $Nil (2015: $Nil). As of December 31, 2016, the Company’s allowance for impairment loss on other investments amounted to $76,922 (2015: $76,922).

NOTE 11 - BANK LOANS

In January 2013, the Company obtained a bank loan of $1,302,465 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate of periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”) . The loan is secured by the properties of two unrelated parties and matured on March 1, 2016. On March 2, 2016, the Company entered into a new loan for 1–year period with the amount of $449,250(RMB3,000,000) As of December 31, 2016 and December 31, 2015, the outstanding balance of this loan was $432,464 (RMB3,000,000) and $923,987 (RMB6,000,000).

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,256,905 (RMB75,000,000) as of March 31, 2016. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the this year ended December 31, 2016 was 7.5% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matured on March 31, 2016. In March 2016, this facility was extended for 3-year period matured on March 31, 2019. As of December 31, 2016 and December 31, 2015, the Company had outstanding loan balances of $6,870,088 (RMB47,657,802) and $7,726,038 (RMB50,169,802), respectively, under this facility line of credit.

NOTE 12 - PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,616,603 and $8,123,596 as of December 31, 2016 and December 31, 2015, respectively.

The promissory note with a principal as of December 31, 2016 amounting to $720,773 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2016 and December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $720,773 and $769,989, respectively.

The promissory note with a principal as of December 31, 2016 amounts to $720,773 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2016 and December 31, 2015, the outstanding principal and unpaid interest related to this promissory note amounted to $720,773 and $769,989, respectively.

The promissory note with a principal amounts to $153,998 bears interest at a rate of 15% has been repaid in December 2016. As of December 31, 2016, the outstanding unpaid interest related to this promissory note amounted to $21,083.

The promissory note with a principal amounts to $431,193 bears interest at a rate of 15% has been repaid in June and October 2016. As of December 31, 2016, the outstanding unpaid interest related to this promissory note amounted to $153,975.

During the year ended December 31, 2016, the interest expense related to these promissory notes was $468,607 (2014: $2,049,357).

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2016	2015

Lin Chi-Jung	$6,446,184	$10,908,905
Lin Hsin-Hung	87,105	71,649
	$6,533,288	$10,980,554

(a)	The balance due to Lin Chi-Jung, the Company’s CEO, President and Chairman, consisted of a balance of unpaid salaries and reimbursements totaling $118,160 (2015: $69,487) and advances together with unpaid interest totaling $6,328,023 (2015: $10,839,418).

The balance of unpaid salaries and reimbursements was unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the year ended December 31, 2016, the interest expense related to these advances amounted to $864,829 (2015: $2,866,000).

(b)	The balances due to Lin Chao-Chin and Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – ACCOUNTS PAYABLE

As of December 31, 2016 and 2015, the balances of accounts payable were $2,486,348 and $7,467,199 respectively. The balance of accounts payable as of December 31, 2016 included unpaid development fee of Linyi project of $1,442,790 and Guangxinlu project of 480,539. The other balance was due to agents of operating business.

NOTE 15 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (Linyi project and GXL project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

Linyi project has started pre-sales in November 2013; as of December 31, 2016, the pre-sales amounted to $23,963,462. GXL project has started pre-sales in March 2016, as of December 31, 2016; the pre-sales amounted to $30,021,927.

Note 16- AMOUNT DUE TO AFFILIATES

The Company has temporary borrowings without interest from SHDEW, an affiliate company, As of December 31, 2016 and December 31, 2015; the amount of borrowings was $35,483,584 and $16,773,763, respectively.

There are other amount due to affiliates include due to Jiaxing Shangyang and SHXG, with amount of $508,866 and $17,875, respectively.

NOTE 17- OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2016	2015

Accrued staff commission and bonus	$792,203	$531,856
Rental deposits received	275,725	319,641
Rental receipts in advance	-	4,620
Other payables	374,922	367,372
Dividends payable to non-controlling interest	193,967	273,447
	$1,636,817	$1,496,936

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 18- INCOME TAXES PAYABLE

SRRE, CY-SRRE and LRY do not generate any income and therefore are not subject to income taxes in the U.S., the British Virgin Islands or the Cayman Islands. The Company conducts substantially all of its business through its PRC operating subsidiaries and they are subject to PRC income taxes. The Company’s subsidiaries in the PRC are subject to the standard 25% tax rate in the years ended December 31, 2016 and 2015.

Income tax benefit consists of

	Years Ended December 31,
	2016	2015
PRC
Provision for income tax	$1,265,462	$-
Deferred tax benefit	(1,514,246)	(132,984)
Total income tax benefit	$(248,784)	$(132,984)

Income taxes represent current PRC income taxes, which are calculated at the applicable statutory income tax rate on the assessable income for the years ended December 31, 2016 and 2015. A reconciliation of the provision for income taxes, with amounts determined by applying the PRC statutory income tax rate to loss before income taxes, is as follows:

	Years Ended December 31,
	2016	2015

Provision for income tax benefit at PRC statutory tax rate of 25%	$774,322	$(121,736)
Permanent differences	22,417	(9,279)
Under (Over)-provision for income taxes in prior years	(1,045,523)	(1,969)
Change in valuation allowance	-	-
Total income tax benefit	$(248,784)	$(132,984)

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $248,784 as of December 31, 2016 (2015: $132,984).

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

NOTE 19– LONG TERM BORROWINGS

On May 16, 2013, the Company entered into a project finance loan agreement with China CITIC Bank to finance the development of the Company’s Linyi Project. The loan has a 2-year term in the principal amount of $10,779,845 (RMB70, 000,000) at an interest rate of 14.21% per annum, which is 8.06% over the benchmark lending rate from PBOC. As of December 31, 2016, the Company had paid all the loan balances under this facility line of credit.

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s Guxinglu Project in Shanghai. The loan has a 3-year term in the principal amount of $18,479,734 (RMB120, 000,000) at an interest rate of 7.025% per annum. At the end of December 31, 2016 and 2015, the Company had outstanding loan balances of $7,496,036 (RMB52, 000,000) and $11,081,494 (RMB74, 000,000), respectively, under this facility line of credit.

	December 31,	December 31,
	2016	2015

Outstanding borrowings	$7,496,036	$23,099,667
Less: Current portion of long term borrowings	7,496,036	4,619,933
	$-	$18,479,734

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

The Company has received refundable government subsidy of $4,782,387 as of December 31, 2016. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2016, the Company’s statutory reserve fund was $938,128 (2015: 851,729).

NOTE 22- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2016 were $182,101 (2015: $398,451).

As of December 31, 2016, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$108,498
Two to five years	22,176
$130,674

NOTE 23- RELATED-PARTY TRANSACTION

During the year ended in December 31, 2016, the related-party transaction accrued net revenues from SHDEW was $2,963,697, which come from the disposal of office property with SHDEW, net revenues and interest income from WHYYL was $106,040 and interest expense to JXSY was $2,104,345.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year Ended December 31, 2016
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$4,935,249	$-	$-	$265,610	$5,200,859
Cost of revenues	(2,618,596)	-	-	(341,161)	(2,959,757)
Gross profit	2,316,653	-	-	(75,551)	2,241,102

Operating expenses	(1,177,882)	(1,202,879)		(29,676)	(2,410,437)
General and administrative expenses	(1,780,642)	(1,389,379)		(293,656)	(3,463,677)
Operating loss	(641,871)	(2,592,258)		(398,883)	(3,633,012)

Other income (expenses)
Interest income	47,432	11,382		330	59,144
Interest expense	(1,890,047)	(270,639)		(45,130)	(2,205,816)
Other income, Net	3,151,911	(49,594)		(47)	3,102,270
Equity in net income (loss) of unconsolidated affiliates			30,007,194		30,007,194
Total other (expenses) income	1,309,296	(308,851)	30,007,194	(44,847)	30,962,792

Income (loss) before income taxes	667,425	(2,901,109)	30,007,194	(443,730)	27,329,780
Income tax	(190,212)	227,607		-	37,395
Net Income( loss)	$477,213	$(2,673,502)	$30,007,194	$(443,730)	$27,367,175

* Reflects changes made during the year of 2016 to align our segment reporting structure concurrent with changes in equity investment transactions. Figures for 2015 are restated to conform to the new segment reporting structure as below.

	Year Ended December 31, 2015
	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
Net revenues	$4,763,774	$-	$-	$-	$4,763,774
Cost of revenues	(2,811,134)	-	-	(84,988)	(2,896,123)
Gross profit	1,952,640	-	-	(84,988)	1,867,651

Operating expenses	(857,807)	(881,993)		(68,083)	(1,807,883)
General and administrative expenses	(2,467,253)	(1,078,102)		(242,189)	(3,787,544)
Operating loss	(1,372,420)	(1,960,095)		(395,260)	(3,727,776)

Other income (expenses)
Interest income	130,650	1,718		61	132,429
Interest expense	(3,412,261)	-		(64,326)	(3,476,587)
Other income, Net	(20,754)	3,573		-	(167,607)
Equity in net income (loss) of unconsolidated affiliates			384,495		384,495
Total other (expenses) income	(3,444,507)	(2,913)	384,495	(64,345)	(3,127,270)

Income (loss) before income taxes	(4,816,927)	(1,963,008)	384,495	(459,605)	(6,855,046)
Income tax	15,815	117,168		-	132,984
Net Income( loss)	$(4,801,112)	$(1,845,840)	$384,495	$(459,605)	$(6,722,062)

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2016
Real estate property under development	$-	$77,502,496	$-	$-	$77,502,496
Total assets	10,297,854	92,110,884	37,181,284	162,832	139,752,854

As of December 31, 2015
Real estate property under development	$-	$77,777,167	$-	$-	$77,777,167
Total assets	15,742,081	82,724,531	7,716,818	100,801	106,284,232

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

On August 15, 2017, LIN RANG YANG ENTERPRISE LTD had signed an agreement with two individual which indicated that the equity of SZGFH, a subsidiary, was transferred to the individuals. The transaction was completed in September 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2016 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2016.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and

•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	57	Chief Executive Officer, President and Chairman
May 23, 2005	LIN CHAO-CHIN	67	Director
November 28, 2006	LIN HSIN-HUNG	62	Executive Director
November 23, 2004	CHEN REN	69	Director
November 23, 2004	FU XUAN-JIE	87	Director
November 23, 2004	LI XIAO-GANG	59	Director
June 24, 2013	MI YONG JUN	43	Chief Financial Officer

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

Lin Chi-Jung, CEO, Chairman, and President (Affiliated)

Lin Chi-Jung, age 57, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003, and was appointed Chairman on October 11, 2004. He founded Shanghai XinJi Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou GaoFengHui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 67, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei XinLian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China.. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelors Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 62, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 69, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 87, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 59, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mi Yong Jun (Appointed on June 24, 2013)

Mr. Mi, age 43, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2016, 2015 and 2014 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Lin Chi-Jung	2016	72,960	-	-	-	-	-	4,505	77,465
CEO, President & Chairman	2015	72,960	-	-	-	-	-	4,505	77,465
Executive Officer of subsidiaries	2014	72,960	-	-	-	-	-	4,505	77,465

Mi Yong Jun	2016	24,500	-	-	-	-	-	295	24,795
CFO (June 24, 2013)	2015	24,500	-	-	-	-	-	295	24,795
	2014	24,500						295	24,795

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

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2016, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 25th Fl., Bldg A	44,511,400	(1)	64.80%

Common	Lin Hsin-Hung Hengfeng Road, No. 638, 25th Fl., Bldg A	334,750	(2)	0.49%

Common	Lin Chao Chun	1,511,400	(3)	0.22%

All Directors and Officers As a Group		46,357,550		67.48%

Common	Better Time International	3,530,000	(4)	5.14%

Common	Good Speed Service Limited	3,469,572	(5)	5.05%

Non-Officers and Directors		6,999,572		10.19%

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

Amounts Due To Directors

The amounts due to directors as of December 31, 2016 were $6,533,288. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2016 was $6,446,184, which consists of a balance of unpaid salaries and reimbursements totaling $118,160 and unsecured advances together with unpaid interest totaling $6,328,023.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the years ended December 31, 2016 and 2015, the interest expense related to these advances amounted to $864,829 and $1,088,403, respectively.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2016 was $87,105, which is unsecured, interest-free and has no fixed term of repayment.

Advances To An Unconsolidated Affiliate

Advances to an unconsolidated affiliate as of December 31, 2016 was $2,892,256., which no longer charged interest from September 1, 2014.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang and Chen Ren, constitute members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is RH. CPA, as reported in our Form 8-K filed on July 31, 2017, the Company appointed RH, CPA as its independent accountant effective immediately. Set below are aggregate fees billed by RH, CPA for professional services rendered the audit and quarterly reviews of the Company’s financial statements included in our Forms 10-K and 10-Qs for the fiscal years ended December 31, 2016 and 2015.

Audit Fees

For the years ended December 31, 2016 and 2015, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2016 and 2015.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011), incorporated by reference from 8-K filed January 21, 2011

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited, incorporated by reference from 8-K filed August 20, 2014

10.23	Stock purchase agreement dated November 10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited, incorporated by reference from 8-K filed November 10, 2014

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006.(Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO.(Incorporated by reference from Form 8-K dated March 27, 2012)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Lin Chi-Jung
BY: Lin Chi-Jung
Principal Executive Officer and Director

DATE: March 5, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Chief Executive Officer and Director	March 5, 2018
Lin Chi-Jung

/s/ Mi Yong Jun	Chief Financial Officer	March 5, 2018
Mi YongJun

/s/ Lin Chao-Chin	Director	March 5, 2018
Lin Chao-Chin

/s/ Lin Hsin Hung	Director	March 5, 2018
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	March 5, 2018
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	March 5, 2018
Li Xiao-Gang

/s/ Chen Ren	Director	March 5, 2018
Chen Ren

