Form 10-Q
period 2017-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2018-04-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 20, 2018–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$7,318,646	$8,693,345
Restricted cash (Note 3)	988,763	304,681
Accounts receivable	867,425	900,239
Promissory deposits (Note 4)	186,622	176,958
Real estate property under development (Note 5)	78,648,609	77,502,496
Amount due from an unconsolidated affiliate (Note 9)	2,910,727	2,892,256
Other receivables and deposits, net (Note 6)	7,063,476	5,871,765

Total current assets	97,984,268	96,341,740

Property and equipment, net (Note 7)	1,371,005	1,412,403
Investment properties, net (Note 8)	4,286,585	4,348,324
Deferred tax assets (Note 15)	401,299	337,536
Investment in an unconsolidated affiliate (Note 9)	59,916,001	37,037,129
Other investments	144,942	144,155

Total assets	$164,104,100	$139,621,287

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$6,907,629	$7,302,552
Current portion of long term borrowings (Note 11)	2,464,018	7,496,036
Promissory notes payable (Note 12)	1,604,239	1,616,603
Accounts payable (Note 15)	1,741,078	2,486,348
Amounts due to directors (Note 13)	6,497,982	6,533,288
Amount due to an affiliate (Note 16)	33,903,778	36,010,325
Customer deposits (Note 17)	63,191,024	54,263,661
Other payables and accrued expenses (Note 14)	1,045,402	1,636,817
Other taxes payable	266,561	232,382
Income taxes payable	46,826	194,368

Total current liabilities	117,668,537	117,772,380

Long term bank loan (Note 11)	-	-
Deferred government subsidy (Note 18)	4,808,519	4,782,387

Total liabilities	122,477,056	122,554,767

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	938,128	938,128
Retained Earnings	31,281,166	5,831,320
Accumulated other comprehensive income	(49,372)	474,073

Total deficit of Sunrise Real Estate Group, Inc.	40,426,849	15,500,448
Non-controlling interests	1,200,195	1,566,072

Total shareholders’ equity	41,627,044	17,066,520

Total liabilities and shareholders’ equity	$164,104,100	$139,621,287

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2017	2016

Net revenues	$2,581,116	$665,381
Cost of revenues	(311,741)	(682,137)

Gross profit (loss)	2,269,375	(16,756)

Operating expenses	(426,035)	(370,755)
General and administrative expenses	(589,099)	(808,290)

Operating profit (loss)	1,254,241	(1,195,801)

Other income (expenses)
Interest income	9,369	31,659
Interest expense	(118,982)	(809,865)
Equity in net gain of an affiliate	22,747,707	2,127,131
Other income, net	1,110,383	3,150,737

Total Other Income	23,748,477	4,499,662

Income before income taxes	25,002,718	3,303,861

Income tax benefit	62,113	7,730

Net income	25,064,831	3,311,591
Less: Net (income) loss attributable to non-controlling Interests	385,015	561,358
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$25,449,846	$3,872,949

Earnings per share – basic and fully diluted	$0.36	$0.06

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2017	2016

Net Income	$25,064,831	$3,311,591

Other comprehensive income (loss)
- Foreign currency translation adjustment	(504,307)	(8,479)

Total comprehensive income	24,560,524	3,303,112
Less: Comprehensive (income) loss attributable to non-controlling interests	365,877	559,345

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$24,926,401	$3,862,457

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$25,064,831	$3,311,591

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	130,734	196,412
Bad debts	-	-
Loss (Gain) on disposal of property, plant and equipment	-	(3,161,386)
Equity in net loss (income) of unconsolidated affiliates	(22,676,489)	(2,127,131)
Changes in assets and liabilities
Accounts receivable	37,852	199,578
Promissory deposits	(8,724)	1,012,379
Real estate property under development	(724,884)	(1,759,957)
Customer Deposits	8,657,955	2,748,484
Amount due from unconsolidated affiliates	(2,675)	23,969
Other receivables and deposits	(1,163,268)	(1,189,733)
Deferred tax assets	(62,113)	(13,104)
Accounts payable	(761,239)	(1,132,324)
Other payables and accrued expenses	(602,245)	(306,382)
Interest payable on promissory notes	-	1,004,935
Interest payable on amounts due to directors	-	464,200
Other taxes payable	33,013	(28,182)
Income taxes payable	(149,071)	5,373
Net cash used in operating activities	7,773,677	(751,278)

Cash flows from investing activities
Purchases of property and equipment	-	-
Proceeds from disposal of plant and equipment	-	9,120,426
Acquisition of property, plant and equipment	(28,413)	-
Capital injection to unconsolidated affiliates	(318,873)	(920,344)
Advances to unconsolidated affiliates, net	-	(46,017)
Net cash provided by (used in) investing activities	(347,286)	8,154,065

Cash flows from financing activities
Restricted cash	(684,560)	2,029
Bank loan repayments	(5,525,103)	(8,831,044)
New bank loans	-	7,818,825
Advances from directors	11,171	536,498
Repayments of advances from directors	-	(1,216,190)
Advances from an affiliate	-	3,276,565
Repayments from an affiliate	(2,310,553)	(6,254)
Proceeds from new promissory notes	545	182,639
Repayments of promissory notes	(21,810)	(4,027,412)
Net cash provided by (used in) financing activities	(8,530,310)	(2,264,344)

Effect of exchange rate changes on cash and cash equivalents	(270,780)	(164,135)

Net increase in cash and cash equivalents	(1,374,699)	4,974,308
Cash and cash equivalents at beginning of period	8,693,345	943,517
Cash and cash equivalents at end of period	$7,318,646	$5,917,825

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	258,135	1,996,230

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

As of March 31, 2017, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”)	January 10, 2005	PRC	100%	Subsidiary	Property management and leasing services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	23.08%	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd(“CQNXSY”)	January 14, 2015	PRC	65%	Subsidiary	Investment holding
Suzhou Shangyang Huitian Wealth Investment Management Co., Ltd(SZSYHT)	January 14, 2015	PRC	75%	Subsidiary	Investment holding

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 and 2016, and the cash flows for the three months ended March 31, 2017 and 2016. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2017 and December 31, 2016 are $1: RMB6.8993 and $1: RMB6.9370, respectively.

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

For the three months ended March 31, 2017 and 2016, the Company had not recognized any impairment for real estate property under development.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of March 31, 2017 and December 31, 2016, the balance of deferred government subsidy was $4,808,519 and $4,782,387, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of March 31, 2017 and December 31, 2016, the Company held cash deposits of $988,763 and $304,681, respectively, as security for its bank loans (see Note 10). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

As of March 31, 2017, land use rights included in real estate property under development totaled $78,648,609.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2017	2016

Advances to staff	$208,641	175,585
Rental deposits	67,842	69,390
Prepaid expense	836,414	524,622
Prepaid tax	5,628,448	4,731,739
Other receivables	322,131	370,429
	$7,063,476	$5,871,765

Other receivables and deposits as of March 31, 2017 and December 31, 2016 were stated net of allowance for doubtful accounts of $300,458 and $299,327, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2017	2016

Furniture and fixtures	$178,632	$177,662
Computer and office equipment	286,183	307,682
Motor vehicles	666,729	689,539
Properties	2,192,899	2,180,981
	3,324,444	3,355,863
Less: Accumulated depreciation	(1,953,439)	(1,943,460)
	$1,371,005	$1,412,403

Depreciation and amortization expense for property and equipment amounted to $28,412 and $106,955 for the three months ended March 31, 2017 and 2016, respectively.

All properties as of March 31, 2017 and December 31, 2016 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2017	2016

Investment properties	$8,974,943	$8,926,167
Less: Accumulated depreciation	(4,688,358)	(4,577,843)
	$4,286,585	$4,348,324

Depreciation and amortization expense for investment properties amounted to $428,845 and $89,458 for the three months ended March 31, 2017 and 2016, respectively.

All investment properties as of March 31, 2017 and December 31, 2016 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (23.08%) As of March 31, 2017, the investment amount in WHYYL and SHDEW were $3,263,142 and $56,652,859 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a company engaged principally in the manufacture and sales of skincare and cosmetic products. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of March 31, 2017, the investment in WHYYL was $3,263,142, which included its equity in net loss of WHYYL, net of income taxes, totaling $209,069 as of March 31, 2017. The following table sets forth the unaudited financial information of WHYYL.

	Three Months ended March 31,
	2017	2016

Revenues	$-	$-

Net loss	$209,069	$172,951

	March 31,	December 31,
	2017	2016

Current assets	$63,168,202	$62,859,330
Non-current assets	1,466,998	1,392,618
Total assets	64,635,200	64,251,949

Current liabilities	57,975,223	57,420,884
Total equity	$6,659,977	$6,831,065

As of March 31, 2017 and December 31, 2016, the Company has a balance of $2,536,564 and $2,892,256 due from WHYYL, which  was no longer charged interest from September 1, 2014.

SHDEW was established in June of 2013 with its business as a skincare and cosmetic company. The company has made progress in its operation. Its Wechat stores have a membership of over a million members. It is developing its own skincare products as well as solidifying its position in the ecommerce platform.

As of March 31, 2017, the net profit for SHDEW was $100,843,389 with total equity in the amount of $246,996,066.

	Three Months ended March 31,
	2017	2016

Revenues	$172,347,128	$34,745,108

Net income	$100,843,389	$7,374,973

	March 31,	December 31,
	2017	2016

Current assets	$535,470,665	$122,345,251
Non-current assets	31,150,747,	319,725,610
Total assets	566,621,412	442,070,861

Current liabilities	321,158,419	293,430,056
Total equity	$245,462,993	$145,667,618

NOTE 10 – BANK LOANS

In January 2013, the Company obtained a bank loan of $1,302,465 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate of periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”). The loan is secured by the properties of two unrelated parties and matured on March 1, 2016. In March 2, 2016, the Company entered into a new loan for 1–year period with the amount of $464,310(RMB3,000,000). This bank loan was repaid in March 2017 and as of March 31, 2017 and December 31, 2016, the outstanding balance of this loan was $0 (RMB0) and $432,464 (RMB3,000,000), respectively.

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,256,905 (RMB75,000,000) as of March 31, 2017. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the three months ended March 31, 2017 was 7.5% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company and matured on March 31, 2016. In March 2016, this facility was extended for 3-year period matured on March 31, 2019. As of March 31, 2017 and December 31, 2016, the Company had outstanding loan balances of $6,907,629 (RMB47,657,802) and $6,870,088 (RMB47,657,802), respectively, under this facility line of credit.

NOTE 11- LONG TERM BORROWINGS

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s GXL project in Shanghai. The loan has a 3-year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of March 31, 2017 and December 31, 2016, the company had outstanding loan balance of $2,464,018 (RMB17,000,000) and $7,496,036 (RMB52,000,000).

	March 31,	December 31,
	2017	2016

Outstanding borrowings	$2,464,018	$7,496,036
Less: Current portion of long term borrowings	2,464,018	7,496,036
	-	-

For the three months period ended March 31, 2017, total loan interest was approximately $117,519, which was capitalized in the development cost of the Guanxinglu project.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,604,239 and $1,616,603 as of March 31, 2017 and December 31, 2016, respectively.

The promissory note with a principal as of March 31, 2017 amounts to $724,711 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2017 and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $724,711 and $720,773, respectively.

The promissory note with a principal as of March 31, 2017 amounts to $724,711 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2017 and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $724,711 and $720,773, respectively.

The promissory note with a principal of $431,193 bears interest at the rate of 15% per annum has been paid in June and October 2016. As of March 31, 2017, the outstanding unpaid interest related to this promissory note amounted to $154,816.

For the three months ended March 31, 2017, the interest expense related to these promissory notes was $NIL.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2017	2016

Lin Chi-Jung	$6,403,715	$6,446,184
Lin Hsin-Hung	94,267	87,105
	$6,497,982	$6,533,288

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2017 and December 31, 2016 were $6,403,715 and $6,446,184, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2017	2016

Accrued staff commission and bonus	$388,484	$792,203
Rental deposits received	131,778	275,725
Customer deposits	-	-
Dividends payable to no controlling interest	195,027	193,967
Other payables	330,113	374,922
	$1,045,402	$1,636,817

NOTE 15- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of March 31, 2017 and December 31, 2016, the company’s account payable amounted to $1,741,078 and $2,486,348.

NOTE 16 – AMOUNT DUE TO AFFILIATES

The total balance is $33,903,778. Of that total balance, the temporary borrowing, in the amount of $33,374,159 from SHDEW is for operations and is unsecured, interest free and payable on demand. The amount due to JXSY, in the amount of $511,646 and SHXG, in the amount of $17,973 were intercompany transfers for day to day operation.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which were pre-sale collections from our customers. As of March 31, 2017 and December 31, 2016, the Company’s customer deposits amounted to $63,191,024 and $54,263,661, respectively.

NOTE 18– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of March 31, 2017 and December 31, 2016, the Company’s deferred government subsidy amounted to $4,808,519 and $4,782,387, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March31, 2017 and 2016 were $50,579 and $33,062, respectively.

As of March 31, 2017, the Company had the following operating lease obligations.

Amount

Within one year	$54,968
Two to five years	20,902
$75,870

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2017 and December 31, 2016, the Company’s statutory reserve fund was $938,128 and $938,128, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$2,581,116	$-	$-	$-	$2,581,116
Cost of revenues	(312,188)	-	-	447	(311,741)
Gross profit	2,268,928	-	-	447	2,269,375

Operating expenses	(130,820)	(292,831)	-	(2,384)	(426,035)
General and administrative expenses	(181,328)	(433,049)	-	25,276	(589,099)
Operating loss	1,956,780	(725,880)	-	23,341	1,254,241

Other income (expenses)
Interest income	4,660	4,636	-	73	9,369
Interest expense	(118,982)	-	-	-	(118,982)
Other income, Net	1,111,800	(1,417)	-	-	1,110,383
Equity in net income (loss) of unconsolidated affiliates	-	-	22,747,707	-	22,747,707
Total other (expenses) income	997,478	3,219	22,747,707	73	23,748,477

Income (loss) before income taxes	2,954,258	(722,661)	22,747,707	23,414	25,002,718
Income tax	-	62,113		-	62,113
Net Income( loss)	$2,954,258	$(660,548)	$22,747,707	$23,414	$25,064,831

	Three Months Ended March 31, 2016
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$665,381	$-	$-	$-	$665,381
Cost of revenues	(682,137)	-	-	-	(682,137)
Gross profit	(16,756)	-	-	-	(16,756)

Operating expenses	(193,669)	(172,912)	-	(4,174)	(370,755)
General and administrative expenses	(435,562)	(322,378)	-	(50,350)	(808,290)
Operating loss	(654,987)	(495,290)	-	(54,524)	(1,195,801)

Other income (expenses)
Interest income	31,387	269	-	3	31,369
Interest expense	(633,322)	(165,293)	-	(11,250)	(809,865)
Other income, Net	3,159,852	(9,115)	-	-	3,150,737
Equity in net income (loss) of unconsolidated affiliates	-	-	2,127,131	-	2,127,131
Total other (expenses) income	2,557,917	(174,139)	2,127,131	(11,247)	4,499,662

Income (loss) before income taxes	1,911,930	(669,429)	2,127,131	(65,771)	3,303,861
Income tax	(5,373)	13,104		-	7,730
Net Income( loss)	$1,906,557	$(656,325)	$2,127,131	$(65,771)	$3,311,591

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of March 31, 2017
Real estate property under development	$-	$78,648,609	$-	$-	$78,648,609
Total assets	9,593,368	94,378,073	60,060,943	71,716	164,104,100

As of March 31, 2016
Real estate property under development	$-	$79,942,967	$-	$-	$79,942,967
Total assets	13,196,671	86,467,993	10,830,393	83,003	110,578,060

NOTE 22 - SUBSEQUENT EVENTS

None.

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

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Wuhan and Shangqiu.

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of December 2017, the project has sold 755 apartment units with an area of 81,221 square meters.

In August 2017, the Wuhan project has reached a dispute settlement with the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), which settled the expenses of construction and the project company could going through the handover progress.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013, we have made sales of 104 units at the end of December 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017.

On March 13, 2014, the Company signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the GXL project, which is located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of November 2017, the project had sold 79 units with a sales area of 3,967 square meters (There are 18 units presale contract termination out of maximum presale of 97 units.). The project is preparing for the final acceptance of construction by the government authorities.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of December 31, 2017. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has its own online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform was in operation in 2017.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the three months ended March 31, 2017 and 2016

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2017 with comparisons to the period ended March 31, 2016.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2017	% to total	2016	% to total	% change
Agency sales	275,435	11	225,611	34	22
Property management	138,437	5	404,861	61	(66)
Service sales	2,167,245	84	34,909	5	6108
Net revenue	2,581,117	100	665,381	100	288

The net revenue in the first quarter of 2017 was $2,581,117, which increased by 288% from $665,381 in the first quarter of 2016. In the first quarter of 2017, agency sales represented 11% of net revenue, service sales represented 84% and property management represented 5%. The increase in net revenue in the first quarter of 2017 was mainly due to the increase in service sales.

Agency sales

Agency sales represented 11% of our net revenue in the first quarter of 2017 and revenue from agency sales increased by 22% compared with same period in 2016. The increase in agency sales was due to much more projects sales collection.

Because of our diverse market locations, the risk of market fluctuations has been decreased on our business operations in agency sales in 2017, and we are continually seeking stable growth in our agency sales business in 2017. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 5% of our revenue in the first quarter of 2017 and revenue from property management decreased by 66% compared with same period in 2016.

Service sales

Service sales of net revenue was $2,167,245, which represented 84% of our net revenue in the first quarter of 2017 and revenue from service sales increased by 6108% compared with same period in 2016. The increase in net revenue in the first quarter of 2017 was mainly due to the service income from the contract with SHDEW.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2017	% to total	2016	% to total	% change
Agency sales	163,815	53	247,175	36	(33)
Property management	119,979	38	350,880	52	(66)
Service sales	27,946	9	84,082	12	(67)
Cost of revenue	311,741	100	682,137	100	(54)

The cost of revenue in the first quarter of 2017 was $311,741, a decrease of 54% from $682,137 in the same period in 2016. In the first quarter of 2017, cost of agency sales represented 53% of cost of revenue, cost of service sales represented 9% and cost of property management represented 38%. The decrease in cost of revenue in first quarter of 2016 was mainly due to the decrease in expenses in salary and service.

Agency sales

The cost of revenue for agency sales in the first quarter in 2017 was $163,815, an decrease of 33% from $247,175 in the same period in 2016. This decrease was mainly due to the decrease in salary expenses, office expenses and so on .

Property management

The cost of revenue for property management in the first quarter of 2017 was $119,979, decreased by 66% from $350,880 in the same period in 2016.

Service sales

The cost of revenue for service sales in the first quarter of 2017 was $27,946, which represented 9% of the cost of revenue. The net revenue of service sales increased due to the service contract with SHDEW while the relevant cost and expenses were classified to M&A expenses.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2017	% to total	2016	% to total	% change
Agency sales	95,597	22	117,610	32	(18)
Property management	35,223	8	67,409	18	(47)
Property development	292,831	69	172,912	47	69
Service sales	2,384	1	12,824	3	(81)
Operating expenses	426,035	100	370,755	100	14

The operating expenses in the first quarter of 2017 were $426,035, an increase of 14% from $370,755 in the same period of 2016. This was mainly due to the less agency sales. In the first quarter of 2017, agency sales represented 22% of operating expenses, property management represented 8%, service sales represented 1% and property development represented 69% of operating expenses.

Agency sales

The operating expenses for agency sales in the first quarter of 2017 were $95,597 which decreased by 18% from $117,610 in the same period in 2016.

Property management

The operating expenses for property management in the first quarter of 2017 were $35,223 which decreased 47% from $67,409 in the same period in 2016.

Property development

The operating expenses for property development in the first quarter of 2017 were $292,831 which increased 69% from $172,912 in the same period in 2016.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2017 were $589,099, decreased by 27% from $808,290 in the same period in 2016. This decrease was mainly due to a decrease in staff cost, professional service fee and so on.

Interest Expenses

Interest expenses in the first quarter of 2017 were $118,982 decreased by 85% from $809,865 in the same period in 2016. The interest expenses were mainly incurred for bank loans and amount due to directors. This decrease was mainly due to repayment of bank loans amount due to directors and promissory notes payable.

Equity in Net Gain of Affiliates

Equity in net gain in the first quarter of 2017 was $22,747,707, an increase of 969% from a net loss of $2,127,131 in the same period in 2016. The equity in net gain of affiliates was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to the equity gain of SHDEW.

Other Income

Other income in the first quarter of 2017 was $25,006, a decrease of 99% from $3,150,737 in the same period in 2016. This decrease was mainly due to the sale of our office fixed assets property to SHDEW in the first quarter in 2016.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

The Company entered into a contract with SHDEW in the fourth quarter of 2016 for the Company to provide financial advisory services for $2,167,245. The service fee was received in the first quarter of 2017.

Amount due to directors

The total amount due to directors for March 31, 2017 was $6,497,982. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2017 and December 31, 2016 were $6,403,715 and $6,328,023, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $94,267 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,910,727 was due from WHYYL, our Wuhan project development company.

Amount due to affiliate

The temporary borrowing, in the amount of $33,374,159 from SHDEW is for operations and is unsecured, interest free and payable on demand. The amount due to JXSY, in the amount of $511,646 and SHXG, in the amount of $17,973 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2017, our principal sources of cash were revenues from our agency sales and property management business, as well as the cash receipt from service sales and advances and intercompany transfers from affiliates. In the first quarter of 2017, we received $2,167,245 from SHDEW for the financial advisory services rendered beginning from December 1, 2016 pursuant to a consulting agreement dated December 1, 2016 between the Company and SHDEW. The agreement will not be renewed. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $7,318,646.

The Company’s operating activities provided cash in the amount of $7,773,677, which was primarily attributable to the real estate property development pre-sale activity and advisory services to SHDEW.

The Company’s investing activities used cash resources of $347,286, which was primarily attributable to the capital injection to unconsolidated affiliates.

The Company’s financing activities used cash resources of $8,530,310, which was primarily attributable to repayment of bank loans and repayment to affiliates.

The potential cash needs for 2017 would be the repayments of our bank loans and advance from affiliates, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi project.

Capital Resources

We currently have two bank loans payable, including an $18,572,401 (RMB120,000,000) loan, which has the balance principle of $2,464,018 (RMB17,000,000) and matured in December 2017. Another loan balance of $6,907,629(RMB47,657,802) has been extended for another three years ended in June 2019.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Consulting Agreement dated December 1, 2016 between the Company and Shanghai Da Er Wei Trading Company Limited

31.1*	Section 302 Certification by the Corporation's Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation's Chief Financial Officer.

32.1*	Section 1350 Certification by the Corporation's Chief Executive Officer and Corporation's Chief Financial Officer.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: April 20, 2018
By: /s/ Pan, Yu-Jen

-
Pan, Yu-Jen, Chief Executive Officer, Principal Executive Officer

Date: April 20, 2018
By: /s/ Mi, Yong Jun

Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer

