Form 10-Q
period 2017-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2018-04-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 20, 2018 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$8,718,339	$8,693,345
Restricted cash (Note 3)	1,036,996	304,681
Accounts receivable	179,290	900,239
Promissory deposits (Note 4)	190,063	176,958
Real estate property under development (Note 5)	66,368,683	77,502,496
Amount due from an unconsolidated affiliate (Note 9)	2,967,109	2,892,256
Other receivables and deposits, net (Note 6)	7,051,808	5,871,765
Total current assets	86,512,288	96,341,740

Property and equipment, net (Note 7)	1,326,075	1,412,403
Investment properties, net (Note 8)	4,278,540	4,348,324
Deferred tax assets (Note 15)	408,533	337,536
Investment in an unconsolidated affiliate (Note 9)	53,859,123	37,037,129
Other investments	147,615	144,155
Total assets	$146,532,174	$139,621,287

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$7,034,985	$7,302,552
Current portion of long term borrowings (Note 11)	2,509,447	7,496,036
Promissory notes payable (Note12)	1,476,145	1,616,603
Accounts payable (Note 15)	1,710,423	2,486,348
Amounts due to directors (Note 13)	6,648,647	6,533,288
Amount due to an affiliate (Note 16)	17,634,795	36,010,325
Customer deposits (Note 17)	50,603,842	54,263,661
Other payables and accrued expenses (Note 14)	936,642	1,636,817
Other taxes payable	261,886	232,382
Income taxes payable	26,340	194,368
Total current liabilities	88,843,152	117,772,380

Deferred government subsidy (Note 18)	4,897,174	4,782,387
Total liabilities	93,740,326	122,554,767

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	938,128	938,128
Retained Earnings	40,999,639	5,831,320
Accumulated other comprehensive income	777,657	474,073
Total deficit of Sunrise Real Estate Group, Inc.	50,972,351	15,500,448
Non-controlling interests	1,819,497	1,566,072
Total shareholders’ equity	52,791,848	17,066,520
Total liabilities and shareholders’ equity	$146,532,174	$139,621,287

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended 30 June,
	2017	2016	2017	2016

Net revenues	$16,179,344	$2,277,478	$18,760,460	$2,942,859
Cost of revenues	(14,864,129)	(797,279)	(15,175,870)	(1,479,416)
Gross profit	1,315,215	1,480,199	3,584,590	1,463,443

Operating expenses	(186,803)	(797,150)	(612,838)	(1,167,905)
General and administrative expenses	(798,935)	(685,428)	(1,388,034)	(1,493,718)
Operating profit (loss)	329,477	(2,379)	1,583,718	(1,198,180)

Other income (expenses)
Interest income	7,774	6,197	17,143	37,856
Interest expense	(112,350)	(634,093)	(231,332)	(1,443,958)
Equity in net gain of affiliate	10,007,184	6,233,956	32,754,891	8,361,087
Other income (loss), net	13,871	(22,279)	1,124,254	3,128,458
Total other Income	9,916,479	5,583,781	33,664,956	10,083,443

Income before income taxes	10,245,956	5,581,402	35,248,674	8,885,263

Income tax benefit (expense)	(9)	79,886	62,104	87,616

Net income	10,245,947	5,661,288	35,310,778	8,972,879
Less: Net (income) loss attributable to non-controlling interests	(527,474)	(41,664)	(142,459)	519,694
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$9,718,473	$5,619,624	$35,168,319	$9,492,573

Net income	10,245,947	5,661,288	35,310,778	8,872,879
Other comprehensive income Foreign currency translation adjustment	881,953	97,269	377,646	100,754
Comprehensive income	11,127,900	5,758,557	35,688,424	9,073,633

Less: Comprehensive income attributable to non-controlling interests	(582,398)	9,583	(216,521)	$568,928
Total comprehensive income attributable to shareholders	10,545,502	5,768,140	35,471,903	9,642,561
Earnings per share – basic and fully diluted	$0.15	$0.08	$0.52	0.14

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$35,310,778	$8,972,879

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	261,914	338,049
Loss (Gain) on disposal of property, plant and equipment	-	(3,152,392)
Equity in net loss (income) of unconsolidated affiliates	(32,924,518)	(8,361,087)
Changes in assets and liabilities
Accounts receivable	733,216	410,459
Promissory deposits	(8,746)	1,009,498
Real estate property under development	11,526,808	(2,411,922)
Customer Deposits	(4,899,842)	12,321,998
Amount due from unconsolidated affiliates	(5,364)	20,322
Other receivables and deposits	(1,026,037)	(1,367,442)
Deferred tax assets	(62,104)	(90,961)
Accounts payable	(825,092)	(2,176,820)
Other payables and accrued expenses	(730,160)	(106,358)
Interest payable on promissory notes	-	105,544
Interest payable on amounts due to directors	-	534,670
Other taxes payable	(170,521)	(27,735)
Income taxes payable	23,625	3,345
Net cash provided by operating activities	7,203,957	6,022,047

Cash flows from investing activities
Purchases of property and equipment	(1,806)	-
Repayment of advances to unconsolidated affiliate	-	505
Proceeds from disposal of plant and equipment	-	9,094,479
Capital injection to unconsolidated affiliates	-	(917,726)
Advances to unconsolidated affiliates, net	-	(92,277)
Net cash provided by (used in) investing activities	(1,806)	8,084,981

Cash flows from financing activities
Restricted cash	(715,882)	2,023
Bank loan repayments	(5,603,782)	(23,685,709)
Capital injection from no controlling interests Of consolidated	36,439	61,182
New bank loans	-	15,202,572
Advances from directors	43,713	188,330
Repayments of advances from directors	-	(2,619,343)
Advances from an affiliate	1,621,278	58,080,249
Repayments from an affiliate	(2,757,673)	(52,000,012)
Proceeds from new promissory notes	(155,141)	1,764,861
Repayments of promissory notes	(21,864)	(4,386,714)
Net cash used in financing activities	(7,552,912)	(7,392,561)

Effect of exchange rate changes on cash and cash equivalents	375,754	(343,216)

Net increase in cash and cash equivalents	24,993	6,371,251
Cash and cash equivalents at beginning of period	8,693,345	943,517
Cash and cash equivalents at end of period	$8,718,338	$7,314,768

Supplemental disclosure of cash flow information
Income taxes paid	$168,859	$-
Interest paid	387,998	2,647,988

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

As of June 30, 2017, the Company has the following major subsidiaries and equity investment.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2017 and the results of operations for the six months ended June 30, 2017 and 2016, and the cash flows for the six months ended June 30, 2017 and 2016. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of June 30, 2017 and December 31, 2016 are $1: RMB6.7744 and $1: RMB6.6312, respectively.

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

For the six months ended June 30, 2017, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of June 30, 2017 and December 31, 2016, the deferred government subsidy amounted to $4,897,174 and $4,782,387, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of June 30, 2017 and December 31, 2016, the Company held cash deposits of $1,036,996 and $304,681, respectively, as security for its bank loans (see Note 10). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

For the period ended of June 30, 2017, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of June 30, 2017, land use rights included in real estate property under development totaled $66,368,683.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2017	2016

Advances to staff	$202,859	175,585
Rental deposits	84,316	69,390
Prepaid expense	895,283	524,622
Prepaid tax	5,028,484	4,731,739
Other receivables	840,866	370,429
	$7,051,808	$5,871,765

Other receivables and deposits as of June 30, 2017 and December 31, 2016 were stated net of allowance for doubtful accounts of $330,879 and $299,327, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2017	2016

Furniture and fixtures	$181,926	$177,662
Computer and office equipment	292,381	307,682
Motor vehicles	581,582	689,539
Properties	2,233,330	2,180,981
	3,289,218	3,355,863
Less: Accumulated depreciation	(1,963,143)	(1,943,460)
	$1,326,075	$1,412,403

Depreciation and amortization expense for property and equipment amounted to $88,820 and $106,955 for the six months ended June 30, 2017 and 2016, respectively.

All properties as of June 30, 2017 and December 31, 2016 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2017	2016

Investment properties	$9,140,414	$8,926,167
Less: Accumulated depreciation	(4,861,874)	(4,577,843)
	$4,278,540	$4,348,324

Depreciation and amortization expense for investment properties amounted to $515,889 and $178,407 for the six months ended June 30, 2017 and 2016, respectively.

All investment properties as of June 30, 2017 and December 31, 2016 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (23%) As of June 30, 2017, the investment amount in WHYYL and SHDEW were $2,886,362 and $50,972,761 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a company engaged principally in the R&D and sale of skincare and cosmetic products. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of June 30, 2017 the investment in WHYYL was $2,886,362, which included its equity in net loss of WHYYL, net of income taxes, totaling $1,090,090 as of June 30, 2017. The following table sets forth the unaudited financial information of WHYYL.

	Six Months ended June 30,
	2017	2016

Revenues	$-	$-

Net loss	$1,090,090	$457,804

	June 30,	December 31,
	2017	2016

Current assets	$62,076,679	$62,859,330
Non-current assets	1,700,456	1,392,618
Total assets	63,790,637	64,251,949

Current liabilities	57,899,590	57,420,884
Total equity	$5,891,047	$6,831,065

As of June 30, 2017 and December 31, 2016, the Company has a balance of $2,586,047 and $2,508,251 due from WHYYL, which was no longer charged interest from September 1, 2014.

SHDEW was established in June of 2013 with its business as a skincare and cosmetic company. The company has made progress in its operation. Its Wechat stores have a membership of over a million members. It is developing its own skincare products as well as solidifying its position in the ecommerce platform.

As of June 30, 2016, the net profit for SHDEW was $37,044,242 with total equity in the amount of $55,599,461.

	Six Months ended June 30,
	2017	2016

Revenues	$344,292,109	$135,343,268

Net income	$162,553,533	$37,044,242

	June 30,	December 31,
	2017	2016

Current assets	$546,177,877	$122,345,251
Non-current assets	34,488,756	319,725,610
Total assets	580,666,633	442,070,961

Current liabilities	359,799,355	293,430,056
Total equity	$220,867,278	$145,667,618

NOTE 10 – BANK LOANS

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $ 12,256,905 (RMB75,000,000).. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the six months ended June 30, 2017 was 7.5% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matured on March 31, 2016. In March 2016, this facility was extended for 3-year period matured on March 31, 2019. As of June 30, 2017 and December 31, 2016, the Company had outstanding loan balances of $7,034,985 (RMB47,657,802) and $6,870,088 (RMB47,657,802), respectively, under this facility line of credit.

NOTE 11- LONG TERM BORROWINGS

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s GXL project in Shanghai. The loan has a 3-year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of June 30, 2017, the Company had outstanding loan balances of $2,509,447 (RMB17,000,000) under this facility line of credit.

	June 30,	December 31,
	2017	2016

Outstanding borrowings	$2,509,447	$7,496,036
Less: Current portion of long term borrowings	2,509,447	7,496,036
	-	-

For the period ended June 30, 2017, total loan interest was approximately $164,737, which was capitalized in the development cost of the GXL project.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,476,145 and $1,616,603 as of June 30, 2017 and December 31, 2016, respectively.

The promissory note with a principal as of June 30, 2017 amounting to $738,073 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2017 and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $738,073 and $720,773, respectively.

The promissory note with a principal as of June 30 amounts to $738,073 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2017 and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $738,073 and $720,773, respectively.

For the three months ended June 30, 2017, the interest expense related to these promissory notes was $NIL.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2017	2016

Lin Chi-Jung	$6,549,827	$6,446,181
Lin Hsin-Hung	98,820	87,105
	$6,648,647	$6,533,288

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2017 and December 31, 2016 were $6,648,647 and $6,533,288, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2017	2016

Accrued staff commission and bonus	$338,946	$792,203
Rental deposits received	141,236	275,725
Customer deposits	-	-
Dividends payable to non-controlling interest	198,623	193,967
Other payables	257,837	374,922
	$936,642	$1,636,817

NOTE 15- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of June 30, 2017 and December 31, 2016, the company’s account payable amounted to $1,710,423 and $2,486,348.

NOTE 16 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $17,095,412 from SHDEW is for operations and is unsecured, interest free and payable on demands. The amount due to JXSY, in the amount of $521,079 and SHXG, in the amount of $18,304 were intercompany transfers for day to day operation.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which was pre-sale collection from our customers. As of June 30, 2017 and December 31, 2016, the company’s customer deposits amounted to $50,603,842 and $54,263,661.

NOTE 18– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of June 30, 2017 and December 31, 2016, the Company’s deferred government subsidy amounted to $4,897,174 and $4,782,387, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2017 and 2016 were $118,606 and $65,508, respectively.

As of June 30, 2017, the Company had the following operating lease obligations.

Amount

Within one year	$119,014
Two to five years	21,256
$140,270

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2017 and December 31, 2016, the Company’s statutory reserve fund was $938,128 and $938,128, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended June 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$435,039	$15,744,305	$-	$-	$16,179,344
Cost of revenues	(205,036)	(14,588,519)	-	(70,574)	(14,864,129)
Gross profit	230,003	1,155,786	-	(70,574)	1,315,215

Operating expenses	(138,539)	(46,598)	-	(1,666)	(186,803)
General and administrative expenses	(374,806)	(389,677)	-	(34,452)	(798,935)
Operating loss	(283,342)	719,511		(106,692)	329,477

Other income (expenses)
Interest income	5,241	2,459	-	74	7,774
Interest expense	(112,350)	-	-	-	(112,350)
Other income, Net	(7,398)	21,269	-	-	13,871
Equity in net income (loss) of unconsolidated affiliates	-	-	10,007,184	-	10,007,184
Total other (expenses) income	(114,507)	23,728	10,007,184	74	9,916,479

Income (loss) before income taxes	(397,849)	743,239	10,007,184	(106,618)	10,245,956
Income tax	-	(9)	-	-	(9)
Net Income( loss)	$(397,849)	$743,230	$10,007,184	$(106,618)	$10,245,947

	Six Months Ended June 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$3,016,155	$15,744,305	$-	$-	$18,760,460
Cost of revenues	(517,224)	(14,588,519)	-	(70,127)	(15,175,870)
Gross profit	2,498,931	1,155,786	-	(70,127)	3,584,590

Operating expenses	(269,359)	(339,429)	-	(4,050)	(612,838)
General and administrative expenses	(556,134)	(822,726)	-	(9,174)	(1,388,034)
Operating loss	1,673,438	(6,369)	-	(83,351)	1,583,718

Other income (expenses)
Interest income	9,901	7,095	-	147	17,143
Interest expense	(231,332)	-	-	-	(231,332)
Other income, Net	1,104,402	19,852	-	-	1,124,254
Equity in net income (loss) of unconsolidated affiliates	-	-	32,754,891	-	32,754,891
Total other (expenses) income	882,971	26,947	32,754,891	147	33,664,956

Income (loss) before income taxes	2,556,409	20,578	32,754,891	(83,204)	35,248,674
Income tax	-	62,104	-	-	62,104
Net Income( loss)	$2,556,409	$82,682	$32,754,891	$(83,204)	$35,310,778

	Three Months Ended June 30, 2016
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$2,250,977	$-	$-	$26,501	$2,277,478
Cost of revenues	(654,709)	-	-	(142,570)	(797,279)
Gross profit	1,596,268	-	-	(116,069)	1,480,199

Operating expenses	(443,983)	(332,878)	-	(20,289)	(797,150)
General and administrative expenses	(314,851)	(239,096)	-	(131,481)	(685,428)
Operating loss	837,434	(571,974)	-	(267,839)	(2,379)

Other income (expenses)
Interest income	3,850	2,309	-	38	6,197
Interest expense	(532,903)	(86,016)	-	(15,174)	(634,093)
Other income, Net	(8,156)	(14,076)	-	(47)	(22,279)
Equity in net income (loss) of unconsolidated affiliates	-	-	6,233,956	-	6,233,956
Total other (expenses) income	(537,903)	(97,783)	6,233,956	(15,183)	5,583,781

Income (loss) before income taxes	300,225	(669,757)	6,233,956	(283,022)	5,581,402
Income tax	(2,028)	77,857	-	-	79,886
Net Income( loss)	$302,254	$(591,890)	$6,233,956	$(283,022)	$5,661,288

	Six Months Ended June 30, 2016
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$2,916,358	$-	$-	$26,501	$2,942,859
Cost of revenues	(1,336,846)	-	-	(142,570)	(1,479,416)
Gross profit	1,579,512	-	-	(116,069)	1,463,443

Operating expenses	(637,652)	(505,790)		(24,463)	(1,167,905)
General and administrative expenses	(750,413)	(561,474)		(181,831)	(1,493,718)
Operating loss	191,447	(1,067,264)		(322,363)	(1,198,180)

Other income (expenses)
Interest income	35,237	2,578		41	37,856
Interest expense	(1,166,225)	(251,309)		(26,424)	(1,443,958)
Other income, Net	3,151,696	(23,191)		(47)	3,128,458
Equity in net income (loss) of unconsolidated affiliates			8,361,087		8,361,087
Total other (expenses) income	2,020,708	(271,922)	8,361,087	(26,430)	10,083,443

Income (loss) before income taxes	2,212,155	(1,339,186)	8,361,087	(348,793)	8,885,263
Income tax	(3,345)	90,961		-	87,616
Net Income( loss)	$2,208,810	$(1,248,225)	$8,361,087	$(348,793)	$8,972,879

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of June 30, 2017
Real estate property under development	$-	$66,368,683	$-	$-	$66,368,683
Total assets	10,120,878	82,293,920	54,006,738	110,638	146,532,174

As of June 30, 2016
Real estate property under development	$-	$78,541,247	$-	$-	$78,541,247
Total assets	10,272,373	88,888,741	16,704,953	181,215	116,047,282

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

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Wuhan and Shangqiu

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of December, 2017, the project has sold 755 apartment units with a area of 81,221 square meters.

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

On March 13, 2014, the Company has signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxing Lu Project, which is located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of November 2017, the project had sold 79 units with a sales area of 3,967 square meters (there are 18 units presale contract termination out of maximum presale of 97 units). The project is preparing for the final acceptance of construction by the government authorities.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during thesix months ended June 30, 2015 and 2014

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended June 30, 2016 with comparisons to the period ended June 30, 2015.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2017	% to total	2016	% to total	% change	2017	% to total	2016	% to total	% change
Agency sales	259,333	2	1,903,335	84	(86)	534,768	3	2,128,946	72	(74)
Property management	170,335	1	317,250	14	(46)	308,772	2	722,111	25	(57)
House sales	15,744,304	97	-		-	15,744,304	84	-	-	-
Service sales	5,370	0	56,893	2	(90)	2,172,615	11	91,802	3	2,226
Net revenues	16,179,342	100	2,277,478	100	610	18,760,460	100	2,942,859	100	537

The net revenue in the second quarter of 2017 was $16,179,342, which increased 610% from $2,277,478 in the second quarter of 2016. The net revenue in the first two quarter of 2017 was $18,760,460, which was increased by 537% from $2,942,859 in the first two quarter of 2016.. In the second quarter of 2017, agency sales represented 2% of our net revenues, property management represented 1%, house sales represented 97% and service sales represented 0%. In the first two quarters of 2017, agency sales represented 3% of our net revenues, property management represented 2%, house sales represented 84% and service sales represented 11%. The increase in net revenue in the first two quarter of 2017 was mainly due to the recognizing house sales of our Linyi Project.

Agency sales

In the second quarter and first two quarters of 2017, 2% and 3%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2016, net revenue of agency sales decreased 86% and 74%, respectively, in the second quarter and the first two quarters of 2016. The primary reason was there were less sales agency projects that were completed during the second quarter of 2017.

Property Management

Property management represented 1% of our revenue in the first two quarter of 2017 and revenue from property management decreased by 46% compared with same period in 2016.

House sales

In the first two quarters of 2017, the Company has recognized the house sales of Linyi project. And house sales represented 97% of our revenue in the first two quarter of 2017.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2017	% to total	2016	% to total	% change	2017	% to total	2016	% to total	% change
Agency sales	144,184	1	394,832	50	(63)	307,999	2	642,007	43	(52)
Property management	89,245	1	309,993	39	(71)	209,225	1	660,873	45	(68)
House sales	14,588,519	98				14,588,519	96
Service sales	42,181	0	92,454	12	(54)	70,127	1	176,536	12	(60)
Cost of revenues	14,864,129	100	797,279	100	1,764	15,175,870	100	1,479,416	100	925

The cost of revenues of the second quarter of 2017 was $14,864,129, which increased 1,764% from $797,279 during the second quarter of 2016. The cost of revenues of the first two quarters of 2017 was $15,175,870, which increased 925% from $1,479,416 during the first two quarters of 2016. In the second quarter of 2017 agency sales represented 1% of our cost of revenues, property management represented 1%, house sales represented 98% and service sales represented 0%. In the first two quarters of 2017, agency sales represented 2% of our cost of revenues, property management represented 1%, house sales represented 96%and service sales represented 1%. The increase in cost of revenue in the second quarter and first two quarters of 2017 was mainly due to the recognizing cost of revenue of Linyi project.

Agency sales

The cost of revenue for agency sales in the first two quarter, 2017 was $307,999, an decrease of 52% from $642,007 in the same period in 2016. This decrease was mainly due to the decrease in our commissions from the decrease in sales of agency sales in the first two quarter of 2017.

Property management

The cost of revenue for property management in the first two quarter of 2017 was $209,225, decreased by 68 from $660,873 in the same period in 2016. This was mainly due to less business for the property management as a whole.

House sales

In the first two quarters of 2017, the Company have recognized the cost of house sales of Linyi project. And house sales represented 98% of our cost of revenue in the first two quarter of 2017.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2017	% to total	2016	% to total	% change	2017	% to total	2016	% to total	% change
Agency sales	80,265	43	94,250	12	(14)	175,862	29	211,860	18	(16)
Property management	58,275	31	74,820	9	(22)	93,498	15	142,229	12	(34)
House sales	46,598	25	616,441	77	(92)	339,429	55	789,353	68	(57)
Service sales	1,666	1	11,639	2	(85)	4,050	1	24,463	2	(83)
Operating expenses	186,803	100	797,150	100	(76)	612,838	100	1,167,905	100	(47)

The operating expenses for the second quarter of 2017 were $186,803, which decreased 76% from $797,150 for the same period in 2016. The total operating expenses for the first two quarters of 2017 were $612,838, which decreased 47% from $1,167,905 for the same period in 2016. In the second quarter of 2017, agency sales represented 43% of the total operating expenses, property management represented 31%, service sales represented 1% and house sales represented 25%. In the first two quarters of 2017, agency sales represented 29% of the total operating expenses, property management represented 15%, service sales represented 1% and house sales represented 55%. The decrease in the overall operating expense was the decrease in house sales for the second quarter and the first two quarters of 2017.

Agency sales

The operating expenses for agency sales in the first two quarter of 2017 were $175,862 which decreased by 16% from $211,860 in the same period in 2016.

Property management

The operating expenses for property management in the first two quarter of 2017 were $93,498 which decreased 34% from $142,229 in the same period in 2016.

House sales

The operating expenses for house sales in the first two quarter of 2017 were $339,429 which decreased 57% from $789,353 in the same period in 2016.

General and Administrative Expenses

General and administrative expenses in the first two quarter of 2017 were $1,388,034, decreased by 7% from $1,493,718, in same periods in 2016. This decrease was mainly due to a decrease in staff cost, office expense and so on.

Interest Expenses

Interest expenses in the first two quarter of 2017 were $231,332 decreased by 84% from $1,443,958 in the same period in 2016. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to repayment of bank loans and promissory notes.

Equity in net gain (loss) of affiliates

Equity in net gain in the first two quarters of 2017 was $32,754,891, an increase of 291% from net gain of $8,361,087 in the same period in 2016. The equity in net gain (loss) of an affiliate was mainly due to the investment value variety of WHYYL and SHDEW. This increase was mainly due to the equity gain of SHDEW. The gain in the equity value of our interest in SHDEW was primarily due to the increase in their net income.

Other income, net

Other income in the first two quarters of 2017 was $1,124,254, a decrease of 64% from gain of $3,128,458 in the same period in 2016. This decrease was mainly due to sale of our office fixed assets property to SHDEW in the first quarter in 2016.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for June 30, 2017 was $6,648,647. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2017 and December 31, 2016 were $6,549,826 and $6,328,023, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $98,820 represents the salary payable to Lin Hsin Hung.

Amount due from related company

The amount of $2,967,109 was due from WHYYL and CQNX,.

Amount due to affiliate

The temporary borrowing, in the amount of $17,095,412 from SHDEW is for operations and is unsecured, interest free and payable on demand. . The amount due to JXSY, in the amount of $521,079 and SHXG, in the amount of $18,304 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In the first two quarter of 2017, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects and property management business, as well as the cash receipt from service sales and advances and intercompany transfers from affiliates. In the first two quarters of 2017, we received 2,172,615 from SHDEW for the financial advisory services rendered beginning from December 1, 2016 pursuant to a consulting agreement dated December 1, 2016 between the Company and SHDEW. The agreement will not be renewed.

Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices. In addition, we made payments to SHDEW to reduce its advance to us from $33,374,159 as of March 31, 2017 to $17,095,412 as of June 30, 2017.

We ended the period with a cash position of $8,718,339.

The Company’s operating activities provided cash in the amount of $7,203,957, which was primarily attributable to the receipts in advance from real estate property development and advisory services to SHDEW.

The Company’s investing activities used cash resources of $1,806, which was primarily attributable to the disposal of office property of fixed assets.

The Company’s financing activities used cash resources of $7,552,912, which was primarily attributable to the repayments of bank loan and promissory notes.

The potential cash needs for 2017 are the repayments of our bank loans and promissory notes, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi.

Capital Resources

We currently have two bank loans payable, including an $2,509,447 (RMB17,000,000) loan and an $7,034,985 (RMB47,657,802) loan. The RMB17,000,000 loan has three years period matured in December 2017 and been repaid continually with the collection of GXL project pro-sales. Another loan balance of $7,034,985 (RMB47,669,802) has been extended for another three years matured in March 2019.

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