Form 10-Q
period 2017-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2018-05-02
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 30, 2018 –68,691,925 shares of Common Stock.

FORM 10-Q

For the Quarter Ended September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$22,340,888	$8,693,345
Restricted cash (Note 3)	1,062,492	304,681
Transactional financial assets	20,039,476
Accounts receivable	288,692	900,239
Promissory deposits (Note 4)	118,664	176,958
Real estate property under development (Note 5)	66,704,455	77,502,496
Amount due from an unconsolidated affiliate (Note 9)	2,639,623	2,892,256
Other receivables and deposits, net (Note 6)	7,464,305	5,871,765
Total current assets	120,658,595	96,341,740

Property and equipment, net (Note 7)	1,321,084	1,412,403
Investment properties, net (Note8)	4,278,300	4,348,324
Deferred tax assets	418,270	337,536
Investment in an unconsolidated affiliate (Note 9)	65,422,846	37,037,129
Other investments	150,673	144,155
Total assets	$192,249,768	$139,621,287

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Bank loans (Note 10)	$7,180,732	$7,302,552
Current portion of long term borrowings (Note 11)	2,214,889	7,496,036
Promissory notes payable (Note12)	1,506,728	1,616,603
Accounts payable (Note 15)	1,340,465	2,486,348
Amounts due to directors (Note 13)	6,789,755	6,533,288
Amount due to an affiliate (Note 16)	51,762,292	36,010,325
Customer deposits (Note 17)	46,551,586	54,263,661
Other payables and accrued expenses (Note 14)	1,023,275	1,636,817
Other taxes payable	259,915	232,382
Income taxes payable	26,885	194,368
Total current liabilities	118,656,522	117,772,380

Long term bank loan (Note 11)	-	-
Deferred government subsidy (Note 18)	4,998,631	4,782,387
Total liabilities	123,655,153	122,554,767

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	938,128	938,128
Retained Earnings	54,157,125	5,831,320
Accumulated other comprehensive income	1,823,426	474,073
Total deficit of Sunrise Real Estate Group, Inc.	65,175,606	15,500,448
Non-controlling interests	3,419,009	1,566,072
Total shareholders’ equity	68,594,615	17,066,520

Total liabilities and shareholders’ equity	$192,249,768	$139,621,287

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenues	$3,164,421	$1,118,449	$21,924,881	$4,061,308
Cost of revenues	(2,866,938)	(704,225)	(18,042,808)	(2,183,641)
Gross profit	297,483	414,224	3,882,073	1,877,667

Operating expenses	(198,238)	(634,404)	(811,076)	(1,802,309)
General and administrative expenses	(777,367)	(874,177)	(2,165,401)	(2,367,895)
Operating profit (loss)	(678,122)	(1,094,357)	905,596	(2,292,537)

Other income (expenses)
Interest income	7,277	10,781	24,420	48,637
Interest expense	(119,334)	(506,351)	(350,666)	(1,950,309)
Equity in net gain of affiliate	15,908,212	10,986,079	48,663,103	19,347,166
Other income (loss), net	(436,877)	(17,181)	687,377	3,111,277
Total other Income	15,359,278	10,473,328	49,024,234	20,556,771

Income before income taxes	14,681,156	9,378,971	49,929,830	18,264,234

Income tax benefit	1,870	57,084	63,974	144,700

Net income	14,683,026	9,436,055	49,993,804	18,408,934
Less: Net income (loss) attributable to non-controlling interests	(1,525,539)	414,790	(1,667,998)	934,484
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$13,157,487	$9,850,845	$48,325,806	$19,343,418
Net income	14,683,026	9,436,055	49,993,804	18,408,934

Other comprehensive income (loss) Foreign currency translation adjustment	1,118,977	(83,956)	1,496,624	16,798
Comprehensive income	15,802,003	9,352,099	51,490,428	18,425,732

Less: Comprehensive (income) loss attributable to non-controlling interests	(1,598,747)	442,146	(1,815,269)	1,011,074
Total comprehensive income attributable to shareholders of Sunrise Real Estate Group, Inc.	14,203,256	9,794,245	49,675,159	19,436,806
Loss per share – basic and fully diluted	$0.21	$0.14	$0.72	$0.28

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$49,993,804	$18,408,934

Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	393,677	475,818
Loss (Gain) on disposal of property, plant and equipment	30,286	(3,130,795)
Equity in net loss (income) of an unconsolidated affiliate	(49,554,152)	(19,347,166)
Changes in assets and liabilities
Accounts receivable	637,340	549,980
Promissory deposits	64,780	1,002,582
Real estate property under development	12,671,666	(3,778,226)
Customer Deposits	(9,933,276)	29,420,771
Amount due from unconsolidated affiliates	374,645	17,387
Other receivables and deposits	(1,296,695)	(2,347,511)
Deferred tax assets	(63,975)	(147,219)
Accounts payable	(1,229,537)	(3,156,101)
Other payables and accrued expenses	(671,833)	(153,143)
Interest payable on promissory notes	-	278,204
Interest payable on amounts due to directors	-	738,407
Other taxes payable	16,636	(33,169)
Income taxes payable	(172,241)	2,520
Net cash provided by operating activities	1,261,125	18,801,273

Cash flows from investing activities
Purchases of property and equipment	(11,159)	(80,161)
Capital injection to unconsolidated affiliates	-	(911,439)
Advances to unconsolidated affiliates, net	-	(456,221)
Transactional financial assets	(19,581,284)	-
Dividend distribution of affiliates	23,090,780	-
Proceeds from disposal of plant and equipment	-	9,032,173
Repayment of advances to unconsolidated affiliate	-	1,929
Net cash provided by investing activities	3,498,337	7,586,281

Cash flows from financing activities
Restricted cash	(727,022)	(151,589)
Bank loan repayments	(6,072,112)	(29,240,625)
Capital injection from non-controlling interests of consolidated subsidiaries	36,807	60,763
New bank loans	-	15,099,420
Advances from directors	50,876	125,195
Repayments of advances from directors	-	(3,824,244)
Advances from an affiliate	17,400,270	80,913,751
Repayments to an affiliate	(799,894)	(74,842,160)
Proceeds from new promissory notes	-	1,800,033
Repayments of promissory notes	(178,789)	(5,918,433)
Net cash provided in (used by) financing activities	9,710,136	(15,977,889)

Effect of exchange rate changes on cash and cash equivalents	(822,055)	(360,417)

Net increase (decrease) in cash and cash equivalents	13,647,543	10,049,248
Cash and cash equivalents at beginning of period	8,693,345	943,517
Cash and cash equivalents at end of period	$22,340,888	$10,992,765

Supplemental disclosure of cash flow information
Income taxes paid	$172,236	$-
Interest paid	581,216	3,189,023

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

As of September 30, 2017, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	23.08%	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Tian Xi (“SHSYTX”)	August 19, 2014	PRC	100%	Subsidiary	Investment holding
Suzhou Shangyang Huitian Wealth Investment Management Co., Ltd	January 14, 2015	PRC	75%	Subsidiary	Investment holding

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of September 30, 2017 and the results of operations for the nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of September 30, 2017 and December 31, 2016 are $1: RMB6.6369 and $1: RMB6.9370, respectively.

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

For the nine months ended September 30, 2017, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of September 30, 2017 and December 31, 2016, the balance of deferred government subsidy was $4,998,631 and $4,782,387, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of September 30, 2017 and December 31, 2016, the Company held cash deposits of $1,062,492 and $304,681, respectively, as security for its bank loans (see Note 10). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) Project, located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

For the period ended of September 30, 2017, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of September 30, 2017, land use rights included in real estate property under development totaled $66,704,455.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2017	2016
Advances to staff	$121,739	$175,585
Rental deposits	56,447	69,390
Prepaid expense	1,561,372	524,622
Prepaid tax	4,914,971	4,731,739
Other receivables	809,776	370,429
	$7,464,305	$5,871,765

Other receivables and deposits as of September 30, 2017 and December 31, 2016 are stated net of allowance for doubtful accounts of $335,821 and $299,327, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2017	2016
Furniture and fixtures	$186,478	$177,662
Computer and office equipment	298,438	307,682
Motor vehicles	588,388	689,539
Properties	2,279,599	2,180,981
	3,352,903	3,355,863
Less: Accumulated depreciation	(2,031,819)	(1,943,460)
	$1,321,084	$1,412,403

Depreciation and amortization expense for property and equipment amounted to $130,088 and $210,042 for the nine months ended September 30, 2017 and 2016, respectively.

All properties as of September 30, 2017 and December 31, 2016 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2017	2016
Investment properties	$9,329,781	$8,926,167
Less: Accumulated depreciation	(5,051,481)	(4,577,843)
	$4,278,300	$4,348,324

Depreciation and amortization expense for investment properties amounted to $607,940 and $265,777 for the nine months ended September 30, 2017and 2016, respectively.

All investment properties as of September 30, 2017 and December 31, 2016 were pledged as collateral for the Company’s bank loans (See Note 10).

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (23%). As of September 30, 2017, the investment amount in WHYYL and SHDEW were $1,565,238 and $63,857,608 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a company engaged in R&D and sale of skincare and cosmetic products. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of September 30, 2017 the investment in WHYYL was $1,565,238, which included its equity in net loss of WHYYL, net of income taxes, totaling $3,854,857 as of September 30, 2017. The following table sets forth the unaudited financial information of WHYYL.

For the period ended of September 30, 2017, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of September 30, 2017,

	Nine Months ended September 30,
	2017	2016
Revenues	$-	$-

Net loss	$3,854,857	$764,132

	September 30,	December 31,
	2017	2016
Current assets	$16,565,065	$62,859,330
Non-current assets	1,449,967	1,392,618
Total assets	18,015,032	64,251,949

Current liabilities	14,820,146	57,420,884
Total equity	$3,154,816	$6,831,065

As of September 30, 2017 and December 31, 2016, the Company has a balance of $2,639,623 and $2,892,256 due from WHYYL, which was no longer charged interest from September 1, 2014.

SHDEW was established in June of 2013 with its business as a skincare and cosmetic company. The company has made progress in its operation. Its Wechat stores have a membership of over a million members. It is developing its own skincare products as well as solidifying its position in the ecommerce platform.

As of September 30, 2017, the net profit for SHDEW was $237,519,703 with total equity in the amount of $276,664,345.

	Nine Months ended September 30,
	2017	2016
Revenues	$517,346,238	$310,135,761

Net income	$237,519,703	$85,302,159

	September 30,	December 31,
	2017	2016
Current assets	$623,154,897	$122,345,251
Non-current assets	34,244,077	319,725,610
Total assets	657,398,974	442,070,861

Current liabilities	380,719,562	293,430,056
Total equity	$276,679,413	$145,667,618

NOTE 10 – BANK LOANS

In April 2012, the Company entered into a 3-year non-revolving facility line of credit agreement with First Sino Bank. Under the terms of the agreement, the Company could borrow a maximum amount of $12,256,905 (RMB75,000,000) as of March 31, 2017. The borrowings under this facility bear interest at a rate per annum equal to 150% of the prevailing base lending rate for periods ranging from 1 year to 3 years as announced by PBOC. The average interest rate for the three months ended September 30, 2017 was 7.5% per annum. The facility of credit was secured by all of the Company’s investment properties (See Note 8) and guaranteed by a director of the Company, and matured on March 31, 2016. In March 2016, this facility was extended for 3-year period matured on March 31, 2019. As of September 30, 2017 and December 31, 2016, the Company had outstanding loan balances of $7,180,732 (RMB47,657,802) and $6,870,088 (RMB47,657,802), respectively, under this facility line of credit.

NOTE 11- LONG TERM BORROWINGS

On December 16, 2014, the Company entered into a project finance loan agreement with HUAXIA Bank to finance the development of the Company’s GXL project in Shanghai. The loan has a 3-year term in the principal amount of $18,479,734 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of September 30, 2017 and December 31, 2016, the company had outstanding loan balance of $2,214,889 (RMB14,700,000) and $7,496,036 (RMB52,000,000).

	September 30,	December 31,
	2017	2016
Outstanding borrowings	$2,214,889	$7,496,036
Less: Current portion of long term borrowings	2,214,889	7,496,036
	-	-

For the period ended September 30, 2017, total loan interest was approximately $214,473, which was capitalized in the development cost of the Linyi project and GXL project.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,506,728 and $1,616,603 as of September 30, 2017 and December 31, 2016, respectively.

The promissory note with a principal as of September 30, 2017 amounting to $753,364 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2017 and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $753,364 and $720,773, respectively.

The promissory note with a principal as of September 30, 2017 amounts to $753,364 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2017 and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $753,364 and $720,773, respectively.

For the three months ended September 30, 2017, the interest expense related to these promissory notes was $NIL.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2017	2016
Lin Chi-Jung	$6,683,198	$6,446,184
Lin Hsin-Hung	106,556	87,105
	$6,789,754	$6,533,288

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2017 and December 31, 2016 were $6,683,198 and $6,446,184, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2017	2016

Accrued staff commission and bonus	$307,559	$792,203
Rental deposits received	129,517	275,725
Customer deposits	-	-
Dividends payable to non-controlling interest	202,737	193,967
Other payables	383,462	374,922
	$1,023,275	$1,636,817

NOTE 15- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of September 30, 2017 and December 31, 2016, the company’s account payable amounted to $1,340,465 and $2,486,348.

NOTE 16 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $51,211,734 from SHDEW is for operations and is unsecured, interest free and payable on demand. The amount due to JXSY, in the amount of $531,875 and SHXG, in the amount of $18,683 were intercompany transfers for day to day operation.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which was pre-sale collection from our customers. As of September 30, 2017 and December 31, 2016, the company’s customer deposits amounted to $46,551,586 and $54,263,661.

NOTE 18– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of September 30, 2017 and December 31, 2016, the Company’s deferred government subsidy amounted to $4,998,631 and $4,782,387, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2017 and 2016 were $162,297 and $122,711, respectively.

As of September 30, 2017, the Company had the following operating lease obligations.

Amount

Within one year	$89,618
Two to five years	21,697
$111,315

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2017 and December 31, 2016, the Company’s statutory reserve fund was $938,128 and $938,128, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended September 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$445,566	$2,697,459	$-	$21,396	$3,164,421
Cost of revenues	(284,127)	(2,509,005)	-	(73,806)	(2,866,938)
Gross profit	161,439	188,454	-	(52,410)	297,483

Operating expenses	(157,085)	(36,046)	-	(5,107)	(198,238)
General and administrative expenses	(278,386)	(350,259)	-	(148,722)	(777,367)
Operating loss	(274,032)	(197,851)	-	(206,239)	(678,122)

Other income (expenses)
Interest income	4,994	2,188	-	95	7,277
Interest expense	(119,334)		-		(119,334)
Other income, Net	(38,911)	(397,966)	-	-	(436,877)
Equity in net income (loss) of unconsolidated affiliates	-	-	15,908,212	-	15,908,212
Total other (expenses) income	(153,251)	(395,778)	15,908,212	95	15,359,278

Income (loss) before income taxes	(427,283)	(593,629)	15,908,212	(206,144)	14,681,156
Income tax		1,870	-	-	1,870
Net Income (loss)	$(427,283)	$(591,759)	$15,908,212	$(206,144)	$14,683,026

	Nine Months Ended September 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$3,461,721	$18,441,764	$-	$21,396	21,924,881
Cost of revenues	(801,351)	(17,097,524)	-	(143,933)	(18,042,808)
Gross profit	2,660,370	1,344,240	-	(122,537)	3,882,073

Operating expenses	(426,444)	(375,475)	-	(9,157)	(811,076)
General and administrative expenses	(834,520)	(1,172,985)	-	(157,896)	(2,165,401)
Operating loss	1,399,406	(204,220)	-	(289,590)	905,596

Other income (expenses)
Interest income	14,895	9,283	-	242	24,420
Interest expense	(350,666)		-	-	(350,666)
Other income, Net	1,065,491	(378,114)	-	-	687,377
Equity in net income (loss) of unconsolidated affiliates	-	-	48,663,103	-	48,663,103
Total other (expenses) income	729,720	(368,831)	48,663,103	242	49,024,234

Income (loss) before income taxes	2,129,126	(573,051)	48,663,103	(289,348)	49,929,830
Income tax	-	63,974	-	-	63,974
Net Income (loss)	$2,129,126	$(509,077)	$48,663,103	$(206,144)	$49,993,804

	Three Months Ended September 30, 2016
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$882,406	$-	$-	$236,043	$1,118,449
Cost of revenues	(541,229)	-	-	(162,996)	(704,225)
Gross profit	341,177	-	-	73,047	414,224

Operating expenses	(295,888)	(335,196)	-	(3,320)	(634,404)
General and administrative expenses	(341,575)	(480,891)	-	(51,711)	(874,177)
Operating loss	(296,286)	(816,087)	-	18,016	(1,094,357)

Other income (expenses)
Interest income	6,332	4,333	-	116	10,781
Interest expense	(472,897)	(22,204)	-	(11,250)	(506,351)
Other income, Net	(20,754)	3,573	-	-	(17,181)
Equity in net income (loss) of unconsolidated affiliates	-	-	10,986,079	-	10,986,079
Total other (expenses) income	(487,319)	(14,298)	10,986,079	(11,134)	10,473,328

Income (loss) before income taxes	(783,605)	(830,385)	10,986,079	6,882	9,378,971
Income tax	825	56,259	-	-	57,084
Net Income (loss)	$(782,780)	$(774,126)	$10,986,079	$6,882	$9,436,055

	Nine Months Ended September 30, 2016
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$3,798,764	$-	$-	$262,544	$4,061,308
Cost of revenues	(1,878,075)	-	-	(305,566)	(2,183,641)
Gross profit	1,920,689	-	-	(43,022)	1,877,667

Operating expenses	(933,540)	(840,986)	-	(27,783)	(1,802,309)
General and administrative expenses	(1,091,988)	(1,042,365)	-	(233,542)	(2,367,895)
Operating loss	(104,839)	(1,883,351)	-	(304,347)	(2,292,537)

Other income (expenses)
Interest income	41,569	6,911	-	157	48,367
Interest expense	(1,639,122)	(273,513)	-	(37,674)	(1,950,309)
Other income, Net	3,130,942	(19,618)	-	(47)	3,111,277
Equity in net income (loss) of unconsolidated affiliates	-	-	19,347,166	-	19,347,166
Total other (expenses) income	1,533,389	(286,220)	19,347,166	(37,564)	20,556,771

Income (loss) before income taxes	1,428,550	(2,169,571)	19,347,166	(341,911)	18,264,234
Income tax	(2,520)	147,220		-	144,700
Net Income (loss)	$1,426,030	$(2,022,351)	$19,347,166	$(341,911)	$18,408,934

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of September 30, 2016
Real estate property under development	$-	$66,704,455	$-	$-	$66,704,455
Total assets	26,140,675	80,340,124	85,612,995	155,974	192,249,768

As of September 30, 2016
Real estate property under development	$-	$79,356,356	$-	$-	$79,356,356
Total assets	9,814,043	94,792,543	27,474,966	338,608	132,420,160

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

In March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has the right to develop the GXL Project, located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

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

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2017	% to total	2016	% to total	% change	2017	% to total	2016	% to total	% change
Agency sales	218,510	7	504,584	45	(56)	753,278	3	2,633,530	65	(71)
Property management	205,145	6	369,017	33	(44)	513,917	2	1,091,128	27	(52)
House sales	2,697,459	85				18,441,764	84
Service sales	43,307	2	244,848	22	(82)	2,215,922	11	336,650	8	558
Net revenues	3,164,421	100	1,118,449	100	182	21,924,881	100	4,061,308	100	439

The net revenue in the third quarter of 2017 was $3,164,421, which increased 182% from $1,118,449 in the third quarter of 2016. The net revenue in the first three quarter of 2017 was $21,924,881, which was increased by 439% from $4,061,308 in the first three quarter of 2016. In the third quarter of 2017, agency sales represented 7% of our net revenues, property management represented 6%, house sales represented 85% and service sales represented 2%. In the first three quarters of 2017, agency sales represented 3% of our net revenues, property management represented 2%, house sales represented 84% and service sales represented 11%.The increase in net revenue in the first three quarter of 2017 was mainly due to the reorganization of house sales of Linyi Project.

Agency sales

In the third quarter and first three quarters of 2017, 7% and 3%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2016, net revenue of agency sales decreased and increased 56% and 71%, respectively, in the third quarter and the first three quarters of 2016. The primary reason was there were less sales agency projects.

Property Management

Property management represented 6% of our revenue in the first three quarter of 2017 and revenue from property management decreased by 44% compared with same period in 2016.

House sales

In the first three quarters of 2017, the Company have recognized the house sales of Linyi project. And house sales represented 84% of our revenue in the first three quarter of 2017.

Service sales

In the third quarter and first three quarters of 2017, 2% and 11%, respectively, of our net revenue were attributable to service sales derived from the service contract with SHDEW.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2017	% to total	2016	% to total	% change	2017	% to total	2016	% to total	% change
Agency sales	131,661	5	208,582	30	(36)	439,661	2	850,589	39	(48)
Property management	152,466	5	329,561	47	(44)	361,690	2	990,434	45	(63)
House sales	2,509,005	88	-	-	-	17,097,524	95	-	-	-
Service sales	73,806	2	166,083	24	(55)	143,933	1	342,619	16	(58)
Cost of revenues	2,866,937	100	704,226	100	307	18,042,808	100	2,183,642	100	726

The cost of revenues of the third quarter of 2017 was $2,866,937, which increased 307% from $704,226 during the third quarter of 2016. The cost of revenues of the first three quarters of 2017 was $18,042,808, which increased 726% from $2,183,642 during the first three quarters of 2016. In the third quarter of 2017 agency sales represented 5% of our cost of revenues, property management represented 5%, house sales represented 88% and service sales represented 2%. In the first three quarters of 2017, agency sales represented 2% of our cost of revenues, property management represented 2%, house sales represented 95% and service sales represented 1%. The increase in cost of revenue in the third quarter and increase in the first three quarters of 2017 was mainly due to the recognized cost of revenue of Linyi project.

Agency sales

The cost of revenue for agency sales in the first three quarter, 2017 was $439,661, an decrease of 48% from $850,589 in the same period in 2016. This decrease was mainly due to the decrease in our commissions from the decrease in sales of agency sales in the first three quarter of 2017.

Property management

The cost of revenue for property management in the first three quarter of 2017 was $361,690, decreased by 63% from $990,434 in the same period in 2016. This was mainly due to more business for the property management as a whole.

House sales

In the first three quarters of 2017, the Company have recognized the cost of house sales of Linyi project. And house sales represented 94% of our cost of revenue in the first three quarter of 2017.

Service sales

In the third quarter and first three quarters of 2017, 2% and 1%, respectively, of our cost of revenue were attributable to service sales to SHDEW.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2017	% to total	2016	% to total	% change	2017	% to total	2016	% to total	% change
Agency sales	90,615	46	69,613	11	30	266,478	33	281,473	16	(5)
Property management	66,468	33	44,904	7	48	159,966	20	187,133	10	(14)
House sales	36,047	18	516,568	81	(93)	375,475	46	1,305,921	72	(71)
Service sales	5,107	3	3,320	1	53	9,157	1	27,783	2	(67)
Operating expenses	198,237	100	634,405	100	(69)	811,076	100	1,820,310	100	(55)

The operating expenses for the third quarter of 2017 were $198,237, which decreased 69% from $634,405 for the same period in 2016. The total operating expenses for the first three quarters of 2017 were $811,076, which decreased 55% from $1,802,309 for the same period in 2016. In the third quarter of 2017, agency sales represented 45% of the total operating expenses, property management represented 33%, service sales represented 3% and house sales represented 18%. In the first three quarters of 2017, agency sales represented 33% of the total operating expenses, property management represented 20%, service sales represented 1% and house sales represented 46%. The decrease in the overall operating expense was the decrease in house sales for the third quarter and the first three quarters of 2017.

Agency sales

The operating expenses for agency sales in the first three quarter of 2017 were $266,478 which decreased by 5% from $281,473 in the same period in 2016.

Property management

The operating expenses for property management in the first three quarter of 2017 were $159,966 which decreased 14% from $187,133 in the same period in 2016.

Service Sales

The service sales in the first three quarter of 2017 were $9,157, which decreased 67% from $27,783 in the same period in 2016.

House sales

The operating expenses for house sales in the first three quarter of 2017 were $375,475 which decreased 71% from $1,305,921 in the same period in 2016.

General and Administrative Expenses

The general and administrative expenses in the first three quarter of 2017 were $2,165,401, decreased by 9% from $2,367,895 in the same period in 2016. This decrease was mainly due to a decrease in staff cost, professional service fee and so on.

Interest Expenses

Interest expenses in the first three quarter of 2017 were $350,666 decreased by 82% from $1,950,309 in the same period in 2016. The interest expenses were mainly incurred for bank loans, promissory notes payable and amount due to directors. This decrease was mainly due to repayment of bank loans and promissory notes.

Equity in net gain (loss) of affiliates

Equity in net gain in the first three quarters of 2017 was $48,663,103, an increase of 151% from a net gain of $19,347,166 in the same period in 2016. The equity in net gain (loss) of an affiliate was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to the equity gain of SHDEW.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2017 was $6,789,755. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2017 and December 31, 2016 were $6,683,198 and $6,328,023, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $106,556 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,639,623 is due from WHYYL, our Wuhan project development company.

Amount due to affiliate

The temporary borrowing, in the amount of $51,211,734 from SHDEW is for operations and is unsecured, interest free and payable on demand. The amount due SHDEW includes $35,483,584 owed as of December 31, 2016 and a net increase in borrowings of $15,778,150 in the nine months ended September 30, 2017. The amount due to JXSY, in the amount of $531,875 and SHXG, in the amount of $18,683 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarter of 2017, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects and property management business, as well as the dividend distribution, advances and intercompany transfers from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $22,340,888.

The Company’s operating activities provided cash in the amount of $1,261,125, which was primarily attributable to the receipts in advance from real estate property development.

The Company’s investing activities provided cash resources of $3,498,337, which was primarily attributable to the dividend distribution of an affiliates in the amount of $23,090,780 from SHDEW in the quarter ended September 30, 2017. The Company also invested in a total amount of $19,581,284 in short term bank wealth management products with varying terms and rates of return.

The Company’s financing activities provided cash resources of $9,710,136, which was primarily attributable to advances from affiliates in the amount of $17,400,270.

The potential cash needs for 2017 will be the repayments of our bank loans, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi.

Capital Resources

We currently have two bank loans payable, including an $2,214,889 (RMB14,700,000) loan and an $7,180,732 (RMB47,657,802) loan. The RMB14,700,000 loan has three years period matured in December 2017 and been repaid continually with the collection of GXL project pro-sales. Another loan balance of $7,138,549 (RMB47,669,802) has been extended for another three years matured in March 2019.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: May 2, 2018

By:	/s/ Pan, Yu-Jen
Pan, Yu-Jen, Chief Executive Officer

Date: May 2, 2018

By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

