Form 10-K
period 2017-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2018-05-15
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-32585

SUNRISE REAL ESTATE GROUP, INC.

(Name of Small Business Issuer in its Charter)

Texas	6500	75-2713701
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

No. 638, Hengfeng Road, 5A11 Floor, Building A

Shanghai, PRC 200070

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: + 86-21-6139-8018

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

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $153,348, based on the average opening and closing price of $0.01 for the Common Stock on June 30, 2017.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of May 10, 2018 was 68,691,925 shares.

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

LIN RAY YANG Enterprise Ltd. (“LRY”), a wholly-owned subsidiary of SRRE, was established in the British Virgin Islands on November 13, 2003 as a limited liability company. On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively held 100% of the equity interest in SZGFH. The Company sold SZGFH in 2017.

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

The Company recognizes that in order to differentiate itself from the market, it should avoid direct competition with large-scale property developers who have their own marketing departments. Our objective is to develop a niche position with marketing alliances with medium size and smaller developers and become their outsourcing marketing and sales agents. This strategic plan is designed to expand our activities beyond our existing revenue base, enabling us to assume higher investment risk and giving us flexibility in collaborating with partnering developers. The plan is aimed at improving our capital structure, diversifying our revenue base, creating higher values and equity returns.

SRRE operates through its wholly owned subsidiaries, CY-SRRE and LRY. Neither CY-SRRE nor LRY have operations but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through its wholly owned subsidiaries, SHSY. SHXJY and SHSY are property agency business earning commission revenue from marketing and sales services to developers. Our company organization chart is as follows:

Figure 1: Company Organization Chart

Sunrise Real Estate Group, Inc.
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
Lin Ray Yang Enterprise Ltd., BVI
15%
100%
100%
Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd.
Shanghai Shang Yang Investment Management and Consulting Co., Ltd. 1
12.5%
26%
75%
Suzhou Xin Ji Yang Real Estate Consult. Co. Ltd.
49%
100%
51%
60%
100%
100%
Shangqiu Shang Yang Real Estate Consult. Co. Ltd.
Shanghai Huitian Wealth Mgmt. Co,. Ltd
Wuhan GFH Real Estate Consult. Co. Ltd.
Shanghai Rui Jian Design Co. Ltd.
Sanya Shang Yang Real Estate Consult. Co., Ltd
Suzhou Shang Yang Real Estate Consult.Co. Ltd.
60%
Shanghai Xin Ji Yang Real Estate Brokerage. Co., Ltd.
14%
100%
49%
Zhong Ji Pu Fa Real Estate Co,. Ltd 2
Shanghai Daerwei Trading Co., Ltd
9%
Linyi Rui Lin Construction and Design Co. Ltd
24%
Linyi Shang-Yang Real Estate Dev. Co. Ltd.
Wuhan Yuan Yu Long Real Estate Dev. Co,. Ltd

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

For the fiscal year ended December 31, 2017, 4% of our net revenues of $1,233,006 were generated from our brokerage operations. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou, Quanjiao, Shangqiu, and Wuhan.

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning in 2012, we commenced our first development project in Wuhan and Linyi and started the initial construction in the first quarter of 2012. In Wuhan, we commenced the construction of Phase 1 of the project in the third quarter of 2012.There are a total of eight buildings. The eight buildings that are open for sale currently have a 90% sales rate. As of April, 2018 , the project has sold 726 apartment units with an area of 81,221 square meters. All apartment units have been sold and only store fronts on the first floor and parking lots remain on sale.

Since October 20, 2014, the Linyi project has constructed 121 units, which encompasses approximately 40% of the gross sales area. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. We are applying for bank loans and other forms of funding, however, there are no assurances we will be able to obtain future financings. As of April 2018, the Linyi project has sold 108 units with a sales area of 41,094 square meters and we have started phase two construction of about 17,000 square meters.

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

We added a new business line in 2015 and categorize it as our service sales. The business is mainly to provide business consulting services.

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

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013; we have made sales of 104 units at the end of November 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 square meters (“sqm”) in October 2017.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxing Lu (“GXL”) project, which located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of December 31, 2017 , the project has sold 79 units with a sales area of 3,967 square meters. There have been 18 units subject to presale contract termination out of maximum presale of 97 units. The project is preparing for the final acceptance of construction by the government authorities. Regulation issued in 2017 require all commercial and office buildings be used in accordance to what it was originally intended when the project registered its plans. Our GXL project was inspected by the government and was found to be in accordance with our originally registered plan. However, as of May 10, 2018, we were waiting for the proper authority to allow continued selling of the units.

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

GDP Growth of PRC for the period of 2013 through 2017:

GDP GROWTH
2013	7.7%
2014	7.3%
2015	6.9%
2016	6.7%
2017	6.9%

    Source: National Bureau of Statistics of China

Government regulation

In 2017, the Shanghai Municipal Construction and Construction Commission issued the Opinions on the Clarification of Commercial and Office Project (Document 2017 No. 400). This new regulation requires all commercial and office buildings be used in accordance to what it was originally intended when the project registered its plans.

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

Employees

As of December 31, 2017, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	3
Accounting Dept.	1
Research & Development Dept.	3
Marketing Dept.	1

SZXJY
Administration Dept.	8
Research & Development Dept.	3
Accounting Dept.	7
Marketing Dept.	15

SZSY
Marketing Dept.	5
Research & Development Dept.

SHSY
Administration Dept.	4
Accounting Dept.	3
Development Dept.	8

WHGFH
Marketing Dept.	6

LYSY
Accounting Dept	2
Administration Dept.	7
Construction Dept.	9
Marketing Dept.	14
Executive Dept.	3

LYRL
Administration Dept.	1

SHRJ
Administration Dept.
Design Dept.	1
Total	101

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

Our net income is generated primarily from an investment in one of our unconsolidated affiliates, and we are dependent upon advances and expected distributions from such affiliate to operate and grow our business and satisfy our liabilities.

We are dependent upon our investment in SHDEW, an unconsolidated affiliate, to generate our net income and expect such investment to generate the majority of our cash receipts thought the payment of dividends and advances over the next few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. In 2017, SHDEW generated $79,128,172 in equity income, compared to $62,866,782 in total net income for the Company. As of December 31, 2017, we own 23.08% of SHDEW, but we do not control the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

Some of our projects are operated through joint ventures in which we have controlling interests. We may enter into similar joint ventures in the future. Any joint venture investment involves risks such as the possibility that the joint venture partner may seek relief under federal or state insolvency laws or have economic or business interests or goals that are inconsistent with our business interests or goals. While the bankruptcy or insolvency of our joint venture partner generally should not disrupt the operations of the joint venture, we could be forced to purchase the partner’s interest in the joint venture, or the interest could be sold to a third party. Additionally, we may enter into joint ventures in the future in which we have non-controlling interests. If we do not have control over a joint venture, the value of our investment may be affected adversely by a third party that may have different goals and capabilities than ours. It may also be difficult for us to exit a joint venture that we do not control after an impasse. In addition, a joint venture partner may be unable to meet its economic or other obligations, and we may be required to fulfill those obligations.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of May 10, 2018, Ace Develop directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the sole shareholder of Ace Develop. As of May 10, 2018, Robert Lin Investments directly controls 0.22% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.11 per share to a low of $0.01 per share in 2017. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We did not pay cash dividends on our common stock in 2017, and we do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

In January 2011, the Shanghai municipal government put forward a local restrictive policy. The policy prohibits residential housing purchases for 1) non-local residents, who are not able to provide a local tax payment or social security payment certificate over one year within the most recent two years, 2) local resident, who is already in possession of two residential units. The policy also limits residential housing purchases for 1) non-local residents, who are able to provide local tax payment certificate over one year, to only one unit, 2) local residents, who are already in possession of only one residential unit, to one additional residential unit.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Our headquarter office space is located at 638 Hengfeng Road, 5A11 Floor, Shanghai, PRC. In February 2016, the office property at 25th floor of the same building was sold to SHDEW, an affiliate corporation. We   have also rented regional field support offices in various cities in Mainland China, including Shanghai, Suzhou, Weihai, Quanjiao, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2017		2016
	High	Low		High	Low
First quarter	$0.05	$0.01	First quarter	$0.04	$0.01
Second quarter	$0.01	$0.01	Second quarter	$0.05	$0.02
Third quarter	$0.08	$0.01	Third quarter	$0.05	$0.02
Fourth quarter	$0.11	$0.07	Fourth quarter	$0.03	$0.02

As of May 10, 2018, we have approximately 597 record holders of our common stock. On December 31, 2017, the closing price of our common stock was $0.026.

No cash dividends were declared on our common stock in 2017 and 2016. The major reason for not declaring any cash dividends is that we are still a growing company and require sufficient liquidity to fund our business activities. In the future, in the event we have funds available for distribution, we may consider paying cash dividends on our common stock.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2017.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”), Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai Rui Jian Design Company Limited (“SHRJ”), Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”), and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”) and Xin Guang Investment Management and Consulting Company Limited (“XG”) are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

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

There is no impairment of real estate property under development during the years ended December 31, 2016 and 2017.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2017 and 2016.

We had a dispute with the construction contractor, Hubei Fifth Construction Company, (“HFCC”) that was settled in August 2017. We have begun the handover process and we will have no new impairments on the Wuhan project.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, the balance of deferred government subsidy was $5,072,605 (2016: $4,782,387). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2017 with comparisons to the historical year ended December 31, 2016.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2017	% to total	2016	% to total	% change
Agency sales	1,233,006	4	3,303,154	63	(62)
Property management	714,621	3	1,558,767	30	(54)
House sales	23,382,975	85	-	-	-
Service sales	2,225,243	8	338,938	7	556
Net revenues	27,555,845	100	5,200,859	100	429

The net revenue for 2017 was $27,555,845, an increase of 429% from $5,200,859 in 2016. In 2017, agency sales represented 4%, property management represented 3%, house sales represented 85% and service sales represented 8% of total net revenue. The increase in 2017 is mainly due to the recognizing of net revenue of Linyi project at a certain proportion.

Agency Sales

In 2017, 4% of our net revenue was derived from agency sales, which was primarily from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2016, net revenue of agency sales in 2017 decreased by 62%. The decrease is mainly due to less sales collection of projects during this year.

Government policies enacted in 2017 as well as similar subsequent policies aiming to stabilize real estate prices affected many businesses in the real estate industry. These restrictive policies had a substantial effect in our agency sales revenue. We are continually seeking stable growth in our agency sales business in 2018. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 3% of our revenue in year of 2017 and revenue from property management decreased by 54% compared with same period in 2016.

House Sales

House sales represented 95% of our revenue in year of 2017. The company has recognized its net revenue from Linyi project at a certain proportion.

Service Sales

In the year of 2017 and 2016, 8% and 7%, respectively, of our net revenue were attributable to service sales.

Cost of Revenues

The following table shows the cost of revenues detail by line of business:

	Years Ended December 31,
	2017	% to total	2016	% to total	% change
Agency sales	623,253	3	1,240,460	42	(49)
Property management	495,124	2	1,341,472	45	(63)
House sales	21,445,775	95	-	-	-
Service sales	-	0	377,825	13	(100)
Cost of revenues	22,574,152	100	2,959,757	100	662

The cost of revenues for 2017 was $22,574,152 this was increase of 662% from $2,959,757 for 2016. In 2017, agency sales represented 3% of total cost of revenues, property management represented 2%, house sales represented 95% and service sales represented 0%. The increase of cost of revenues is mainly due to the increase of recognizing of cost of revenue of house sales from Linyi project at a certain proportion.

Agency Sales

As compared with 2016, cost of agency sales in 2017 decreased by 49%. The decrease is mainly due to less sales project operation of projects during this year.

Property Management

The cost of revenue from property management for 2017 was $495,124, which decreased from $1,341,472 during the year of 2016.

House Sales

House sales represented 85% of our cost of revenue in year of 2017. The company have recognized its cost of revenue from Linyi project at a certain proportion.

Service Sales

In the year of 2017 and 2016, 0% and 13%, respectively, of our cost of revenues were attributable to service sales.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2017	% to total	2016	% to total	% change
Agency sales	449,455	38	358,738	15	25
Property management	250,078	21	247,826	10	1
House sales	485,170	41	1,774,197	74	(72)
Service Sales	374	0	29,676	1	(98)
Operating expenses	1,185,078	100	2,410,437	100	(50)

The operating expenses for 2017 were $1,185,078, which decrease from $2,410,437 in 2016. In 2017, the expenses pertaining to house sales represented 41% of the total operating expenses, agency sales represented 38%, property management represented 21% and service sales represented 0%.

Agency Sales

When compared to 2016, the operating expenses for agency sales increased 25% in 2017. The primary reason for the increase in 2017 was the increase in staff costs and service expense.

Property Management

When compared to 2016, the operating expenses for property management very close to the amount in 2017.

House sales

The operating expenses related to our house sales business decreased 72% as compared to the previous year. This decrease was mainly due to the decrease activities of our sales promotion activities in GXL project.

General and Administrative Expenses

The general and administrative expenses in 2017 were $3,654,667, a 6% decrease from $3,463,677 in 2016. The primary reason for the decrease was a decrease in staff costs and consulting service expenses.

Operating Gain

In 2017, we had an operating gain of $141,948, representing a increased profit from an operating loss of $3,633,012 in 2016. The increase in profit was mainly due to the recognizing of net revenue and cost of revenue from Linyi project at a certain proportion compared to 2016.

Interest Expense

When compared to 2016, the interest expense in 2017 decreased 81% to $423,864, the decrease of interest expense is mainly due to repayment of bank loan and promissory notes.

Equity in net gain (loss) of an affiliate

Equity in net gain for the year of 2017 was $66,234,367, increased 120% from $30,007,194 for the same period in 2016. The equity in net gain (loss) of an affiliate was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to equity gain of SHDEW.

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

The Company had received dividend from SHDEW with the amount of $57,445,961 during the year ended of December 31, 2017.

Amount Due To Directors

The amounts due to directors as of December 31, 2017 were $5,263,171. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2017 was $5,154,329 which consists of a balance of unpaid salaries and reimbursements totaling $105,445 and advances made in 2016 together with unpaid interest totaling $5,048,884.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and payable on demand.

The advances from Lin Chi-Jung bear interest at rates 0% per annum. During the year ended December 31, 2017 and 2016, the interest expense related to these advances amounted to $NIL and $864,829, respectively.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2017 was $108,843, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

Advances to the unconsolidated affiliate, WHYYL, as of December 31, 2017 amounted to $2,686,498, which no longer charged interest since September 1, 2014.

Amount Due to Affiliates

As of December 31, 2017, and December 31, 2016, the temporary borrowing, in the amount of $18,020,716 and $35,483,584, respectively, from SHDEW is for operations and is unsecured, interest free and payable on demand. The amount due to JXSY, in the amount of $539,959 and SHXG, in the amount of $18,977 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In 2017, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects and property management business, as well as the dividend distribution, advances and intercompany transfers from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $5,869,944.

Net cash used in the Company’s operating activities in 2017 was $2,765,946, representing a decreased receipts in cash in the amount of $25,834,531 as compared to the cash receive for 2016. The decrease was primarily attributable to the decrease in cash used in receipts in advance in the amount of $15,642,207.

Net cash provided in the Company’s investing activities was $34,992,201, representing an increase of $27,483,757 as compared to the cash received in investing activities for 2016. The increase in cash provided in investing activities was primarily attributable to the increase in cash provided in dividend distribution from SHDEW, an affiliate, of $57,445,961 in 2017. The Company also invested in a total amount of $22,438,037 in short term bank wealth management products with varying terms and rates of return.

Net cash used by the Company’s financing activities was $37,440,984, representing an increase from $23,436,791 in 2016. This decrease was primarily attributable to repayments to affiliate in the amount of $65,231,905 and no new bank loans in 2017.

The cash needs for 2018 were for the funds required to finance the Company’s future projects in property agency and real estate developments.

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

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on timely basis for the next twelve months by successful implementation of its business plans, obtaining continued support from its lenders to rollover debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2017, we expect a substantial cash dividend from SHDEW in 2018, which will be our principal source of liquidity. We have been able to secure new bank lines of credit and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur that the Company is unable to successfully implement its business plans, fails to obtain continued supports from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

Indebtedness

The company’s indebtedness is described under “Note 12-Bank Loans”, “Note 13-Promissory Notes Payable”, “Note 14- Amounts Due to Directors” and “Note 20-Long Term Borrowings” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2017 and 2016 in Item 8.

Promissory Notes – As of December 31, 2017, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,530,409 bearing interest at rates 0%. The interest expense on promissory notes amounted to $NIL and $468,607 as of December 31, 2017 and 2016, respectively.

In the year of 2017, the Company paid off three remaining loans, the loan from Bank of China of $432,464 (RMB3,000,000), the loan from Huaxia Bank of $7,496,036 (RMB52,000,000) and the loan from First Sino Bank of $6,870,088 (RMB47,657,802) as of December 31, 2016.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At December 31, 2017, the Company had borrowings together with unpaid interest expense as of December 31, 2017 and December 31, 2016 were $5,263,171 and $6,533,288, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $NIL and $864,829 for the year ended December 31, 2017 and 2016.

Amount due to affiliates - As of December 31, 2017 and December 31, 2016, the temporary borrowing, in the amount of $18,020,716 and $35,483,584, respectively, from SHDEW is for operations and is unsecured, interest free and payable on demand. The amount due to JXSY, in the amount of $539,959 and SHXG, in the amount of $18,977 were intercompany transfers for day to day operation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sunrise Real Estate Group, Inc.

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017. Sunrise Real Estate Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunrise Real Estate Group, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/RH, CPA

Bayside, New York

May 13, 2018

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31,	December 31,
	2017	2016
ASSETS

Current assets
Cash and cash equivalents	$5,869,944	$8,693,345
Restricted cash (Note 3)	1,068,805	304,681
Transactional financial assets (Note 4)	23,152,639	-
Accounts receivable, net	350,524	900,239
Promissory deposits (Note 5)	120,529	176,958
Real estate property under development (Note 6)	67,974,281	77,502,496
Amount due from unconsolidated affiliates (Note 10)	2,686,498	2,892,256
Other receivables and deposits, net (Note 7)	6,719,078	5,871,765
Total current assets	107,942,298	96,341,740

Property and equipment, net (Note 8)	1,283,901	1,412,403
Investment properties, net (Note 9)	4,255,265	4,348,324
Deferred tax assets	591,300	337,536
Investments in unconsolidated affiliates (Note 10)	50,677,228	37,037,129
Other investments, net (Note 11)	153,041	144,155
Total assets	$164,903,033	$139,621,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank loans (Note 12)	$-	$7,302,552
Current portion of long term borrowings (Note 16)	-	7,496,036
Promissory notes payable (Note 13)	1,530,409	1,616,603
Amounts due to directors (Note 14)	5,263,171	6,533,288
Accounts payable (Note15)	3,767,578	2,486,348
Customer deposits (Note 16)	41,468,361	54,263,661
Amount due to an affiliate (Note 17)	18,579,652	36,010,325
Other payables and accrued expenses (Note 18)	961,235	1,636,817
Other taxes payable	261,633	232,382
Income Taxes payable (Note 19)	776,110	194,368
Total current liabilities	72,608,149	117,772,380

Long-term borrowings (Note 20)	-	-
Long-term income tax payable (Note 19)	3,623,499	-
Deferred government subsidy (Note 21)	5,072,605	4,782,387
Total liabilities	81,304,253	122,554,767

Commitments and contingencies (Note 23)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2017 and 2016, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 22)	931,510	938,128
Retained earnings	68,975,118	5,831,320
Accumulated other comprehensive income	3,095,469	474,073
Total equity of Sunrise Real Estate Group, Inc.	81,259,024	15,500,448
Non-controlling interests	2,339,756	1,566,072
Total stockholders’ equity	83,598,780	17,066,520
Total liabilities and stockholders’ equity	$164,903,033	$139,621,287

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2017	2016

Net revenues	$27,555,845	$5,200,859
Cost of revenues	(22,574,152)	(2,959,757)
Gross profit	4,981,693	2,241,102

Operating expenses	(1,185,078)	(2,410,437)
General and administrative expenses	(3,654,667)	(3,463,677)
Operating profit (loss)	141,948	(3,633,012)

Other income (expenses)
Interest income	39,469	59,144
Interest expense	(423,864)	(2,205,816)
Other income (loss)	1,019,588	3,102,270
Equity income (loss) of affiliates	66,234,367	30,007,194
Total Other Income (Expenses)	66,869,560	30,962,792

Income (Loss) before income taxes	67,011,508	27,367,7880
Income taxes (Note 19)	(4,144,726)	37,395
Net income	62,866,782	27,367,175
Less: Net (income) loss attributable to non-controlling interests	(212,152)	3,066,907
Net income attributable to stockholders of Sunrise Real Estate Group, Inc.	$62,654,630	$30,434,082
Earnings per share - basic and fully diluted	$0.91	$0.44

Weighted average common shares outstanding - Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2017	2016

Net income	$62,866,782	$27,367,175

Other comprehensive income
- Foreign currency translation adjustment	3,195,953	(664,003)
Total comprehensive income (loss)	66,062,735	26,703,172
Less: Comprehensive loss attributable to non-controlling interests	(786,711)	3,315,419

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$65,276,024	$30,018,591

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other	Non-	Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Earnings (Deficits)	Comprehensive Income	controlling Interests	(Deficit) Equity

Balance, January 1, 2016	68,691,925	$686,919	$7,570,008	$851,729	$(24,545,524)	$889,564	$4,836,278	$(9,711,025)
Net loss	-	-	-	-	30,434,082	-	(3,066,907)	27,367,175
Shares issued								-
Surplus reserve				86,399	(86,399)			-
Deconsolidation of subsidiary					29,161		45,213	74,373
Cash dividends paid to
non-controlling interests	-	-	-	-	-	-		-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	(415,491)	(248,512)	(664,003)
Balance, December 31, 2016	68,691,925	686,919	7,570,008	938,128	5,831,320	474,073	1,566,072	17,066,520
Shares issued	-	-	-					-
Surplus reserve				(6,618)	6,618		-	-
Profit (loss) for the year					62,654,630		212,152	62,866,782
Deconsolidation of subsidiary					482,550		(13,027)	469,523
Cash dividends to non-controlling interest							-	-
Capital contribution from non-controlling interests of new consolidated Subsidiaries	-	-	-	-	-		-	-
Translation of foreign Operations	-	-	-	-	-	2,621,396	574,559	3,195,955
Balance, December 31, 2017	68,691,925	$686,919	$7,570,008	$931,510	$68,975,118	$3,095,469	$2,339,756	$83,598,780

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$62,866,782	$27,367,175

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	503,790	602,002
Loss (gain) on disposal of property and equipment	38,994	(2,971,028)

Bad debt	90,603	96,372
Equity in net loss (gain) of unconsolidated affiliates	(68,493,355)	(29,092,782)
Impairment loss on Real estate property under development	426,984	288,309
Changes in assets and liabilities
Accounts receivable	586,530	317,772
Promissory deposits	65,259	992,049
Real estate property under development	12,560,521	(4,897,263)
Customer deposits	(15,642,207)	38,877,133
Amount due from unconsolidated affiliates	372,197	(469,954)
Other receivables and deposits	(560,972)	(4,155,457)
Deferred tax assets	-	(213,242)
Accounts payable	1,093,145	(4,695,878)
Other payables and accrued expenses	(752,517)	245,621
Interest payable on promissory notes	-	59,177
Interest payable on amounts due to directors	-	811,070
Taxes payable	4,063,835	94,917
Other Tax payable	14,465	(54,267)
Net cash provided by (used in) operating activities	(2,765,946)	23,201,726

Cash flows from investing activities
Acquisition of property, plant and equipment	(15,723)	(81,604)
Transactional financial assets	(22,438,037)	-
Dividend distribution of affiliates	57,445,961	-
Proceeds from disposal of property and equipment	-	8,937,274
Capital contribution to unconsolidated affiliates	-	(1,153,236)
Advances to an unconsolidated affiliate	-	(451,427)
Repayment of advances to unconsolidated affiliates	-	257,437
Net cash provided by investing activities	34,992,201	7,508,444

Cash flows from financing activities
Restricted cash	(722,337)	(177,540)
Capital injection from non-controlling interest of new consolidated subsidiaries	-	60,124
New bank loans	-	24,393,543
Repayments of bank loans	(15,710,845)	(39,952,472)
Advances from directors	7,945,377	297,085
Repayments of advances from directors	(9,122,540)	(5,020,980)
Advances from an affiliate	45,581,379	86,881,378
Repayments to an affiliate	(65,231,905)	(83,607,071)
Proceeds from promissory notes	-	1,862,568
Repayments of promissory notes	(180,113)	(8,173,426)
Net cash (used in) financing activities	(37,440,984)	(23,436,791)

Effect of exchange rate changes on cash and cash equivalents	2,391,328	476,449

Net increase (decrease) in cash and cash equivalents	(2,823,401)	7,749,828
Cash and cash equivalents at beginning of year	8,693,345	943,517
Cash and cash equivalents at end of year	$5,869,944	$8,693,345

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2017	2016

Supplemental disclosure of cash flow information
Income taxes paid	$173,510	$-
Interest paid	672,424	3,708,564

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

As of December 31, 2017, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company		Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%		Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%		Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%		Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management Consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%		Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25	%1	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%		Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24	%2	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%		Subsidiary	Property brokerage services
Wuhan GaoFengHui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%		Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%		Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%		Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%		Subsidiary	Investment holding

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company		Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75	%3	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%		Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%		Equity investment	Property brokerage services
XinGuang Equity Investment Management (Shanghai) Company Limited (“SHXG”)	December 17, 2012	PRC	49%		Equity investment	Equity investment and consultancy
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	23.08%		Equity investment	Import and export trading
Shanghai HuiTian (“SHHT”)	July 25, 2014	PRC	100%		Subsidiary	Investment holding

1.	After equity transaction in February 2015, The Company holed the equity of SZSY as blow: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totally hold 75.25% equity of SZSY.
2.	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding a 60% equity interest in SHXYJB.

CY-SRRE was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. SHXJY was established in the People’s Republic of China (“PRC”) on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004SHXJY and two individuals established a subsidiary, SZXJY in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY.

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

On January 10, 2005, LRY and a PRC third party established a subsidiary, SZGFH, a limited liability company in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively held 100% of the equity interest in SZGFH. The Company sold SZGFH in 2017.

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

On June 6, 2013, SHSY and LYRL together with 4 investors established a company, namely Shanghai Daerwei (“SHDEW”), in the PRC focusing on the cosmetics and skincare business. SHSY holds 14.62% and LYRL holds 8.46% equity interest of SHDEW. The business as of end of December 31, 2016 had a revenue of $485,286,783.

On July 25, August 19 and October 15, 2014, the Company established three investment holding company separately, namely SHHT, SHSYTX and SZSYHT. These three company were 100% subsidiary to the Company and have not commenced its operations. In the year 2017, SHSYTX has transferred its shares of 76.92% to other shareholders and SZSYHT has transferred its 100% shares to other shareholder as well.

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

The Company values its investments in wealth management products using alternative pricing sources and models utilizing market observable inputs, and accordingly the Company classifies the valuation techniques that use these inputs as Level 2.

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

Major Customers

During the year ended December 31, 2017, there was no single customer that represented more than 10% of our net revenues separately.

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

The exchange rates as of December 31, 2017 and December 31, 2016 are $1: RMB6.5342 and $1: RMB6.9370 respectively.

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

For the years ended December 31, 2017 and 2016, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2017 and 2016.

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

During the year ended December 31, 2017, the Company provided an allowance for impairment loss on investments in unconsolidated affiliates of $ NIL (2016: $288,309). As of December 31, 2017, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $ 236,028 (2016: $1,428,156).

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

During the year ended December 31, 2017, the Company provided an allowance for impairment loss on other investments of $Nil (2016: $Nil). As of December 31, 2017, the allowance for impairment loss on other investments amounted to $$76,922 (2016: $76,922).

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

During the year of 2012, the Company received no refundable government subsidy amount of $5,108,941 (RMB33, 175,416). The subsidy is given to reimburse the land acquisition costs and certain construction cost incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2017, the Company’s deferred government subsidy amounted to $5,072,605 (2016: $4,782,387).

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2017 and 2016 were net loss and foreign currency translation adjustments.

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

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of December 31, 2017, the Company held cash deposits of $1,068,805 (2015: $304,681) as guarantee to the banks which provides mortgage loan to individual customers of our construction products. These balances are subject to withdrawal restrictions and were not covered by insurance.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2017, we have $23,152,639 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 4.8% to 5.35% depending on the amount and time period invested.

NOTE 5 - PROMISSORY DEPOSITS

Promissory deposits were paid to property developers in respect of the real estate projects were the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

NOTE 6 - REAL ESTATE PROPERTY UNDER DEVELOPMENT

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

In March 13, 2014, the Company had signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has got the right to develop the GXL project, which located on 182 lane Guangxinglu, Putuo distirct, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

For the year ended of December 31, 2017, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of December 31, 2017, the real estate property under development totaled $68,133,444 (2016: $77,502,496).

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2017	2016

Advances to staff	$118,835	$175,585
Rental deposits	72,531	69,390
Prepaid expense	22,572	524,622
Prepaid tax	4,687,947	4,731,739
Other receivables	1,817,193	370,429
	$6,719,078	$5,871,765

Other receivables and deposits as of December 31, 2017 are stated net of allowance for doubtful accounts of $674,478 (2016: $299,327). Other receivables of $1,817,193 mainly consists of $816,950 from Zhongji Pufa for our GXL project and $765,205 from Nanjing Longchang.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2017	2016

Furniture and fixtures	$166,660	$177,662
Computer and office equipment	163,969	307,682
Motor vehicles	602,260	689,539
Properties	2,315,428	2,180,981
	3,248,317	3,355,863
Less: Accumulated depreciation	1,964,416	1,943,460
	$1,283,901	$1,412,403

During the year ended December 31, 2017, depreciation and amortization expense for property and equipment amounted to $149,076.

NOTE 9 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2017	2016

Investment properties	$9,476,420	$8,926,167
Less: Accumulated depreciation	(5,221,155)	(4,577,843)
	$4,255,265	$4,348,324

During the year ended December 31, 2017, depreciation and amortization expense for investment properties amounted to $699,931.

NOTE 10 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (23.08%). As of December 31, 2017, the investment amount in WHYYL and SHDEW were $54,088 and $50,623,140 separately.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of December 31, 2017 the investment in WHYYL was $54,088, which included its equity in loss of WHYYL, net of income taxes, totaling $6,920,837 as of December 31, 2017.

For the year ended of December 31, 2017, the company had recognized the net revenue and cost of revenue of WHYYL project at a certain proportion. The following table sets forth the financial information of WHYYL.

	Years Ended December 31,
	2017	2016

Revenues	$53,638,709	$-

Net profit (loss)	$(6,920,837)	$(901,871)

	December 31,	December 31,
	2017	2016

Current assets	$19,066,691	$62,859,330

Non-current assets	9,736	1,392,618
Total assets	19,076,427	64,251,949

Current liabilities	18,965,514	57,420,884
Total equity	$110,914	$6,831,065

As of December 31, 2017, the Company has a balance of $2,686,498 (2016: $2,892,256) due from WHYYL, which was no longer charged interest from September 1, 2014

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of December 31, 2017. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is developing its own online shopping platform where consumers can purchase its n cosmetics and skincare products as well as products imported into China. The online shopping platform was in operation in 2017.

As of December 31, 2017, the net profit for SHDEW was $342,843,033  with total equity in the amount of $219,337,694.

	Years Ended December 31,
	2017	2016

Revenues	$743,253,100	$485,286,783

Net profit (loss)	$342,843,033	$132,936,415

	December 31,	December 31,
	2017	2016

Current assets	$647,287,630	$122,345,251
Non-current assets	19,471,756	319,725,610
Total assets	666,759,387	442,070,861

Current liabilities	447,406,389	293,430,056
Total equity	$219,337,694	$145,667,618

NOTE 11 - OTHER INVESTMENTS, NET

As of December 31, 2017 and 2016, investments accounted using the cost method consist of various companies engaging in real estate agency or property related services.

During the years ended December 31, 2017 and 2016, the Company recorded no income from other investments. The Company provided an allowance of impairment loss on other investments for the year ended December 31, 2017 of $Nil (2016: $Nil). As of December 31, 2017, the Company’s allowance for impairment loss on other investments amounted to $76,922 (2016: $76,922).

NOTE 12 - BANK LOANS

As of December 31, 2017, the Company has repaid its two remaining loans of Bank of China and First Sino Bank.

NOTE 13 - PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,530,409 and $1,616,603 as of December 31, 2017 and December 31, 2016, respectively.

The promissory note with a principal as of December 31, 2017 amounting to $765,205 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2017, and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $765,205 and $720,773, respectively.

The promissory note with a principal as of December 31, 2017 amounting to $765,205 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2017, and December 31, 2016, the outstanding principal and unpaid interest related to this promissory note amounted to $765,205 and $720,773, respectively.

During the year ended December 31, 2017, the interest expense related to these promissory notes was $NIL (2016: $468,607).

NOTE 14 - AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2017	2016

Lin Chi-Jung	$5,154,329	$6,446,184
Lin Hsin-Hung	108,842	87,105
	$5,263,171	$6,533,288

(a)	The balance due to Lin Chi-Jung, the Company’s CEO, President and Chairman, consisted of a balance of unpaid salaries and reimbursements totaling $105,445 (2016: $118,160) and advances together with unpaid interest totaling $5,154,329 (2016: $6,446,184).

The balance of unpaid salaries and reimbursements was unsecured, interest-free and has no fixed term of repayment.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the year ended December 31, 2017, the interest expense related to these advances amounted to $NIL (2015: $864,829).

(b)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 15 - ACCOUNTS PAYABLE

As of December 31, 2017, and 2016, the balances of accounts payable were $3,767,578 and $2,486,348 respectively. The balance of accounts payable as of December 31, 2017 included unpaid development fee of Linyi project of $633,319 and GXL project of 2,751,656. The other balance was due to agents of operating business.

NOTE 16 - CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (Linyi project and GXL project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

Linyi project has started pre-sales in November 2013 and in the year of 2017, the Project have recognized its revenue along with customer deposit, as of December 31, 2017, the pre-sales amounted to $6,198,103. GXL project has started pre-sales in March 2016, as of December 31, 2017; the pre-sales amounted to $35,141,730.

NOTE 17 - AMOUNT DUE TO AFFILIATES

As of December 31, 2017 and December 31, 2016, the temporary borrowing, in the amount of $18,020,716 and $35,483,584, respectively, from SHDEW is for operations and is unsecured, interest free and payable on demand. The amount due to JXSY, in the amount of $539,959 and SHXG, in the amount of $18,977 were intercompany transfers for day to day operation.

NOTE 18 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2017	2016

Accrued staff commission and bonus	$302,710	$792,203
Rental deposits received	161,055	275,725
Rental receipts in advance	-	-
Other payables	291,546	374,922
Dividends payable to non-controlling interest	205,924	193,967
	$961,235	$1,636,817

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment.

NOTE 19 - INCOME TAXES PAYABLE

The 2017 Tax Act was enacted on December 22, 2017. Due to the complexities involved in the accounting for the 2017 Tax Act, the SEC issued SAB 118, which provides guidance on the application of US GAAP for income taxes in the period of enactment. SAB 118 requires companies to include in their financial statements a reasonable estimate of the impact of the 2017 Tax Act, to the extent such an estimate has been determined. As a result, our financial results reflect the income tax effects of the 2017 Tax Act for which the accounting is complete, as well as provisional amounts for those impacts for which the accounting is incomplete but a reasonable estimate could be determined.

The Tax Legislation significantly revises the U.S. corporate income tax by, among other things, lowering the corporate income tax rate to 21%, implementing a modified territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings and profits of U.S.-owned foreign subsidiaries (the Toll Charge). As a fiscal-year taxpayer, certain provisions of the Tax Legislation impacted the Company in fiscal 2018, including the change in the corporate income tax rate and the Toll Charge, while other provisions will be effective starting at the beginning of fiscal 2019, including the implementation of a modified territorial tax system. The U.S. federal income tax rate reduction was effective as of January 1, 2018.

The Company’s management is still evaluating the effect of the U.S. Tax Reform on the Company. Management may update its judgment of that effect based on its continuing evaluation and on future regulations or guidance issued by the U.S. Department of the Treasury, and specific actions the Company may take in the future.

	Year Ended December 31,
	2017	2016
Income /(loss) before income tax expense
Income /(loss) from China operations	$67,182,830	$27,525,786
Income /(loss) from non-China operations	(171,322)	(196,006)

Total income /(loss) before income tax expense	67,011,508	27,329,780

Income tax expense applicable to China operations
Current tax	56,803	-
Deferred tax	(225,766)	(227,607)

Subtotal income tax expense applicable to China operations	(168,963)	37,395
Non-China income tax expense/(benefit)	4,313,689	-

Total income tax expense	$4,144,726	$37,395

In 2017, of the $168,963 income tax benefit, was for PRC tax, mainly attributable to the non- U.S. subsidiaries of the Company’s business operations and $4,313,689 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2019 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2017	2016
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	6.4%	0.0%
Effect of income not taxable for PRC tax purposes	(25.3%)	(24.6%)
Under (Over)-provision for income taxes in prior years	0.0%	(0.6%)
Effective income tax rate	6.2%	(0.2%)

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2017	2016

Deferred tax assets:
Net operating loss from operations	$591,300	$337,536
Total deferred tax assets	591,300	337,536
Less: Valuation allowance	-	-

Net deferred tax assets	$591,300	$337,536

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $591,300 as of December 31, 2017 (2016: $248,784).

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

NOTE 20 - LONG TERM BORROWINGS

As of December 31, 2017, the Company have repaid its the remaining long-term loan of Huaxia bank.

	December 31,	December 31,
	2017	2016

Outstanding borrowings	$-	$7,496,036
Less: Current portion of long term borrowings	-	7,496,036
	$-	$-

NOTE 21- DEFERRED GOVERNMENT SUBSIDY

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

The Company has received refundable government subsidy of $5,072,605 as of December 31, 2017. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

NOTE 22- STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2017, the Company’s statutory reserve fund was $931,510 (2016: 938,128).

NOTE 23- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2017 were $198,158 (2016: $182,101).

As of December 31, 2017, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$57,636
Two to five years	22,008
$79,644

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year Ended December 31, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$4,172,870	$23,382,975	$-	$-	$27,555,845
Cost of revenues	(1,118,377)	(21,455,775)	-	-	(22,574,152)
Gross profit	3,054,493	1,927,200	-	-	4,981,693

Operating expenses	(699,534)	(485,170)	-	(374)	(1,185,078)
General and administrative expenses	(1,929,700)	(1,414,037)	-	(310,930)	(3,654,667)
Operating loss	425,259	27,993	-	(311,304)	141,948

Other income (expenses)
Interest income	24,213	11,392	-	3,864	39,469
Interest expense	(423,864)	-	-	-	(423,864)
Other income, Net	483,687	(611,537)	1,008,896	138,542	1,019,588
Equity in net income (loss) of unconsolidated affiliates			66,234,367		66,234,367
Total other (expenses) income	84,036	(600,145)	67,243,263	142,406	66,869,560

Income (loss) before income taxes	509,295	(572,152)	67,243,263	(168,898)	67,011,508
Income tax	(56,803)	225,766	(4,313,689)	-	168,963
Net Income (loss)	$452,492	$(346,386)	$62,929,574	$(168,898)	$67,180,471

	Year Ended December 31, 2016
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$4,935,249	$-	$-	$265,610	$5,200,859
Cost of revenues	(2,618,596)	-	-	(341,161)	(2,959,757)
Gross profit	2,316,653	-	-	(75,551)	2,241,102

Operating expenses	(1,177,882)	(1,202,879)	-	(29,676)	(2,410,437)
General and administrative expenses	(1,780,642)	(1,389,379)	-	(293,656)	(3,463,677)
Operating loss	(641,871)	(2,592,258)	-	(398,883)	(3,633,012)

Other income (expenses)
Interest income	47,432	11,382	-	330	59,144
Interest expense	(1,890,047)	(270,639)	-	(45,130)	(2,205,816)
Other income, Net	3,151,911	(49,594)	-	(47)	3,102,270
Equity in net income (loss) of unconsolidated affiliates			30,007,194		30,007,194
Total other (expenses) income	1,309,296	(308,851)	30,007,194	(44,847)	30,962,792

Income (loss) before income taxes	667,425	(2,901,109)	30,007,194	(443,730)	27,329,780
Income tax	(190,212)	227,607		-	37,395
Net Income (loss)	$477,213	$(2,673,502)	$30,007,194	$(443,730)	$27,367,175

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2017
Real estate property under development	$-	$67,974,281	$-	$-	$67,974,281
Total assets	9,283,409	81,625,107	73,982,908	11,609	164,903,033

As of December 31, 2016
Real estate property under development	$-	$77,502,496	$-	$-	$77,502,496
Total assets	10,297,854	92,110,884	37,181,284	162,832	139,752,854

NOTE 25 - SUBSEQUENT EVENTS

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2017 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2017.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and

•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2017 and 2016, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	58	President and Chairman
January 30, 2018	PAN YU-JEN	59	Chief Executive Officer and Director
May 23, 2005	LIN CHAO-CHIN	68	Director
November 28, 2006	LIN HSIN-HUNG	63	Executive Director
November 23, 2004	CHEN REN	70	Director
November 23, 2004	FU XUAN-JIE	88	Director
November 23, 2004	LI XIAO-GANG	60	Director
June 24, 2013	MI YONG JUN	44	Chief Financial Officer
January 30, 2018	BRYAN LIN	40	Chief Operating Officer

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

Lin Chi-Jung, Chairman, and President (Affiliated)

Lin Chi-Jung, age 58, is the Chairman of the Board of Directors of SRRE. He also serves as our President and CEO and the Chairman of all of our operating subsidiaries. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin, stepped down as CEO on January 30, 2018 and was succeeded by Mr. Pan Yu-Jen.

Pan Yu-Jen, CEO (Affiliated)

Mr. Pan Yu-Jen, age 59, joined the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company in 2002. He subsequently became the Chairman of the Board for two of the Company’s subsidiaries, Shanghai Xin Ji Yang Real Estate Consultation Company Limited and Suzhou Xi Ji Yang Real Estate Consultation Company Limited in 2017, where he was also responsible for the operations of both subsidiaries. He has also served as the President at the Taiwan Compatriot Investment Enterprise Association of Suzhou since 2015, and the Taiwan Compatriot Investment Enterprise Association of Suzhou Industrial Park since 2014. Mr. Pan received a Bachelor of Arts degree in Electric Engineering from Fu Hsin Trade and Arts School in Taiwan in 1977.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 68, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelor Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Executive Director

Lin Hsin Hung, age 63, was appointed as an executive director on November 28, 2006. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 70, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 88, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 60, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 44, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

Bryan Lin, Chief Operating Officer

Mr. Lin, age 39, has more than 15 years of experiences in the capital markets. From 2008 to 2014, he served as the Company’s Investor Relations Director, and subsequently became the Vice President of Operations in 2011. Prior to his return to the Company in 2017, Mr. Lin worked in the retail sector at Cushman & Wakefield, a large commercial real estate services company, from 2014 to 2016. Mr. Lin received a Bachelor of Arts degree in Economics from the University of California, Los Angeles in 2001.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2017, 2016 and 2015 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Lin Chi-Jung	2017	72,960	-	-	-	-	-	4,505	77,465
CEO, President & Chairman	2016	72,960	-	-	-	-	-	4,505	77,465
Executive Officer of subsidiaries	2015	72,960	-	-	-	-	-	4,505	77,465

Mi Yong Jun	2017	24,500	-	-	-	-	-	295	24,795
CFO (June 24, 2013)	2016	24,500	-	-	-	-	-	295	24,795
	2015	24,500						295	24,795

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

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 10, 2018, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 25th Fl., Bldg A	44,511,400	(1)	64.80%
Common	Lin Hsin-Hung Hengfeng Road, No. 638, 25th Fl., Bldg A	334,750	(2)	0.49%
Common	Lin Chao Chun	1,511,400	(3)	2.2%
All Directors and Officers As a Group		46,357,550		67.49%

Common	Better Time International	3,530,000	(4)	5.14%
Common	Good Speed Service Limited	3,469,572	(5)	5.05%
Non-Officers and Directors		6,999,572		10.19%

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

Amounts Due To Directors

The amounts due to directors as of December 31, 2017 were $5,263,172. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2017 was $5,154,329, which consists of a balance of unpaid salaries and reimbursements totaling $105,445 and unsecured advances together with unpaid interest totaling $5,048,884.

The balance of unpaid salaries and reimbursements is unsecured, interest-free and payable on demand.

The advances from Lin Chi-Jung bear interest at rates ranging from 18% to 30% per annum. During the years ended December 31, 2017 and 2016, the interest expense related to these advances amounted to $NIL and $864,829, respectively.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2017 was $108,843, which is unsecured, interest-free and payable on demand .

Advances To An Unconsolidated Affiliate

Advances to an unconsolidated affiliate as of December 31, 2017 was $2,686,498, which no longer charged interest from September 1, 2014.

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

Audit Fees

For the years ended December 31, 2017 and 2016, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2017 and 2016.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011), incorporated by reference from 8-K filed January 21, 2011

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited, incorporated by reference from 8-K filed August 20, 2014

10.23	Stock purchase agreement dated November 10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited, incorporated by reference from 8-K filed November 10, 2014

10.24	Consulting Agreement dated December 1, 2016 between the Company and Shanghai Da Er Wei Trading Company Limited.

14	Code of Ethics (Incorporated by reference from Form 10-K dated December 31, 2016)

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006. (Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Pan Yu-Jen, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Pan Yu-Jen, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO. (Incorporated by reference from Form 8-K dated March 27, 2012)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Pan Yu-Jen

By:	Pan Yu-Jen
Principal Executive Officer and Director

DATE: May 15, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	President and Chairman	May 15, 2018
Lin Chi-Jung

/s/ Pan Yu-Jen	Principal Executive Officer and Director	May 15, 2018
Pan Yu-Jen

/s/ Mi Yong Jun	Principal Financial Officer	May 15, 2018
Mi Yong Jun

/s/ Lin Chao-Chin	Director	May 15, 2018
Lin Chao-Chin

/s/ Lin Hsin-Hung	Director	May 15, 2018
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	May 15, 2018
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	May 15, 2018
Li Xiao-Gang

/s/ Chen Ren	Director	May 15, 2018
Chen Ren

