Form 10-Q
period 2018-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2018-05-15
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-32585

SUNRISE REAL ESTATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2713701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 638, Hengfeng Road 5A11 Fl, Building A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 11, 2018–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$6,663,458	$5,869,944
Restricted cash (Note 3)	1,111,293	1,068,805
Transactional financial assets(Note 4)	28,194,148	23,152,639
Accounts receivable	479,493	350,524
Promissory deposits (Note 5)	125,246	120,529
Real estate property under development (Note 6)	70,156,329	67,974,281
Amount due from an unconsolidated affiliate (Note 9)	2,794,503	2,686,498
Other receivables and deposits, net (Note 7)	7,009,110	6,719,078
Total current assets	116,533,580	107,942,298

Property and equipment, net (Note 8)	1,295,748	1,283,901
Investment properties, net (Note 9)	4,327,995	4,255,265
Deferred tax assets	678,942	591,300
Investment in an unconsolidated affiliate (Note 10)	74,704,704	50,677,228
Other investments	159,031	153,041
Total assets	$197,700,000	$164,903,033

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,590,305	1,530,409
Accounts payable (Note 14)	2,361,447	5,263,171
Amounts due to directors (Note 12)	1,483,740	3,767,578
Amount due to an affiliate (Note 15)	31,300,260	18,579,652
Customer deposits (Note 16)	41,613,715	41,468,361
Other payables and accrued expenses (Note 13)	953,789	961,235
Other taxes payable	257,821	261,633
Income taxes payable (Note 17)	906,216	776,110
Total current liabilities	80,467,293	72,608,149

Long term income tax payable (Note 17)	3,537,225	3,623,499
Deferred government subsidy (Note 18)	5,271,134	5,072,605
Total liabilities	89,275,652	81,304,253

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	931,510	931,510
Retained Earnings	90,155,946	68,975,118
Accumulated other comprehensive income	6,699,548	3,095,469
Total Equity of Sunrise Real Estate Group, Inc.	106,043,931	81,259,024
Non-controlling interests	2,380,417	2,339,756
Total shareholders’ equity	108,424,348	83,598,780

Total liabilities and shareholders’ equity	$197,700,000	$164,903,033

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2018	2017

Net revenues	$1,578,795	$2,581,116
Cost of revenues	(1,083,447)	(311,741)
Gross profit	495,348	2,269,375

Operating expenses	(793,517)	(426,035)
General and administrative expenses	(485,150)	(589,099)
Operating profit (loss)	(783,319)	1,254,241

Other income (expenses)
Interest income	10,848	9,369
Interest expense	-	(118,982)
Equity in net gain of an affiliate	21,783,932	22,747,707
Other income, net	150,732	1,110,383
Total Other Income	21,945,512	23,748,477

Income before income taxes	21,162,193	25,002,718
Income tax benefit	(31,676)	62,113
Net income	21,130,517	25,064,831
Less: Net (income) loss attributable to non-controlling Interests	50,310	385,015
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$21,180,827	$25,449,846

Earnings per share – basic and fully diluted	$0.31	$0.36

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2018	2017

Net Income	$21,130,517	$25,064,831

Other comprehensive income (loss)
- Foreign currency translation adjustment	3,695,050	(504,307)
Total comprehensive income	24,825,567	24,560,524
Less: Comprehensive (income) loss attributable to non-controlling interests	(40,661)	365,877

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$24,784,906	$24,926,401

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$21,130,517	$25,064,831

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	126,765	130,734
Loss on disposal of property, plant and equipment	4,288	-
Equity in net loss (income) of unconsolidated affiliates	(21,783,930)	(22,676,489)
Changes in assets and liabilities
Accounts receivable	(113,890)	37,852
Promissory deposits	-	(8,724)
Real estate property under development	(831,134)	(724,884)
Customer Deposits	(1,460,171)	8,657,955
Amount due from unconsolidated affiliates	(2,829)	(2,675)
Other receivables and deposits	(26,745)	(1,163,268)
Deferred tax assets	-	(62,113)
Accounts payable	(1,535,249)	(761,239)
Other payables and accrued expenses	(44,534)	(602,245)
Other taxes payable	(13,886)	33,013
Income taxes payable	12,280	(149,071)
Net cash used in operating activities	(4,538,518)	7,773,677

Cash flows from investing activities
Acquisition of property, plant and equipment	-	(28,413)
Capital injection to unconsolidated affiliates	-	(318,873)
Net cash from transactional financial assets	(4,086,568)
Net cash provided by (used in) investing activities	(4,086,568)	(347,286)

Cash flows from financing activities
Restricted cash	(650)	(684,560)
Bank loan repayments	-	(5,525,103)
Advances from directors	(26,708)	11,171
Repayments of advances from directors	(3,911,988)	-
Advances from an affiliate	11,997,265	-
Repayments to an affiliate	(3,817)	(2,310,553)
Proceeds from new promissory notes	-	545
Repayments of promissory notes	-	(21,810)
Net cash provided by (used in) financing activities	8,054,102	(8,530,310)

Effect of exchange rate changes on cash and cash equivalents	1,364,498	(270,780)

Net increase in cash and cash equivalents	793,514	(1,374,699)
Cash and cash equivalents at beginning of period	5,869,944	8,693,345
Cash and cash equivalents at end of period	$6,663,458	$7,318,646

Supplemental disclosure of cash flow information
Income taxes paid	$52,512	$-
Interest paid	-	258,135

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

As of March 31, 2018, the Company has the following major subsidiaries and equity investment.

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

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017, and the cash flows for the three months ended March 31, 2018 and 2017. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2018 and December 31, 2017 are $1: RMB6.2881 and $1: RMB6.5342, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of March 31, 2018 and December 31, 2017, the balance of deferred government subsidy was $5,271,134 and $5,072,605, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of March 31, 2018 and December 31, 2017, the Company held cash deposits of $1,111,293 and $1,068,805, respectively, as security for its bank loans (see Note 10). These balances were subject to withdrawal restrictions and were not covered by insurance.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2017, we have $28,194,148 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 4.8% to 5.35% depending on the amount and time period invested.

NOTE ~~5~~- PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

NOTE 6 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

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

For the period ended of March 31, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of March 31, 2018, land use rights included in real estate property under development totaled $70,156,329.

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS, NET

	March31,	December 31,
	2018	2017

Advances to staff	$111,471	118,835
Rental deposits	59,021	72,531
Prepaid expense	1,902,052	22,572
Prepaid tax	4,915,158	4,687,947
Other receivables	21,408	1,817,193
	$7,009,110	$6,719,078

Other receivables and deposits as of March 31, 2018 and December 31, 2017 were stated net of allowance for doubtful accounts of $855,985 and $674,478, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2018	2017

Furniture and fixtures	$173,183	$166,660
Computer and office equipment	169,607	163,969
Motor vehicles	581,998	602,260
Properties	2,406,048	2,315,428
	3,331,663	3,248,317
Less: Accumulated depreciation	(2,035,915)	(1,964,416)
	$1,295,748	$1,283,901

Depreciation and amortization expense for property and equipment amounted to $126,765 and $28,412 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 9 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2018	2017

Investment properties	$9,847,303	$9,476,420
Less: Accumulated depreciation	(5,519,308)	(5,221,155)
	$4,327,995	$4,255,265

Depreciation and amortization expense for investment properties amounted to $834,335 and $428,845 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 10 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (23.08%) As of March 31, 2018, the investment amount in WHYYL and SHDEW were $10,858 and $74,693,846 separately.

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

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of March 31, 2018, the investment in WHYYL was $10,858, which included its equity in net loss of WHYYL, net of income taxes, totaling $91,451 as of March 31, 2018. The following table sets forth the unaudited financial information of WHYYL. For the period ended of March 31, 2018, the company had recognized the net revenue and cost of revenue of WHYYL project at a certain proportion.

	Three Months ended March 31,
	2018	2017

Revenues	$-	$-

Net loss	$91,451	$209,069

	March 31,	December 31,
	2018	2017

Current assets	$17,143,915	$19,066,691
Non-current assets	8,808	9,736
Total assets	17,152,723	19,076,427

Current liabilities	17,130,011	18,965,514
Total equity	$22,712	$110,914

As of March 31, 2018 and December 31, 2017, the Company has a balance of $2,794,503 and $2,686,498 due from WHYYL, which was no longer charged interest from September 1, 2014.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of March 31, 2018. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is developing its own online shopping platform where consumers can purchase its n cosmetics and skincare products as well as products imported into China. The online shopping platform was in operation in 2017.

As of March 31, 2018, the net profit for SHDEW was $94,578,607 with total equity in the amount of $323,646,086.

	Three Months ended March 31,
	2018	2017

Revenues	$212,372,312	$172,347,128

Net income	$94,578,607	$100,843,389

	March 31,	December 31,
	2018	2017

Current assets	$704,418,074	$647,287,630
Non-current assets	20,895,911,	19,471,756
Total assets	725,313,985	666,759,387

Current liabilities	401,667,899	447,406,389
Total equity	$323,646,086	$219,337,694

NOTE 11– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,590,305 and $1,530,409 as of March 31, 2018 and December 31, 2017, respectively.

The promissory note with a principal as of March 31, 2018 amounting to $795,153 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2018 and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $795,153 and $765,205, respectively.

The promissory note with a principal as of March 31, 2018 amounts to $795,153 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2018 and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $795,153 and $765,205, respectively.

For the three months ended March 31, 2018, the interest expense related to these promissory notes was $NIL.

NOTE 12– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2018	2017

Lin Chi-Jung	$1,367,983	$5,154,329
Lin Hsin-Hung	115,757	108,842
	$1,483,740	$5,263,171

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2018 and December 31, 2017 were $1,367,983 and $5,154,329, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2018	2017

Accrued staff commission and bonus	$314,930	$302,710
Rental deposits received	94,062	161,055
Customer deposits	-	-
Dividends payable to no controlling interest	213,983	291,546
Other payables	330,814	205,924
	$953,789	$961,235

NOTE 14- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of March 31, 2018 and December 31, 2017, the company’s account payable amounted to $2,361,447 and $3,767,578.

NOTE 15 – AMOUNT DUE TO AFFILIATES

The total balance is $31,300,260. Of that total balance, the temporary borrowing, in the amount of $30,719,448 from SHDEW is for operations and is unsecured, interest free with no fixed payment terms. The amount due to JXSY, in the amount of $561,092 and SHXG, in the amount of $19,720 were intercompany transfers for day to day operation.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which were pre-sale collections from our customers. As of March 31, 2018 and December 31, 2017, the Company’s customer deposits amounted to $41,613,715 and $41,468,361, respectively.

NOTE 17 - INCOME TAXES PAYABLE

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

Government subsidy was received in 2012, and as of March 31, 2018 and December 31, 2017, the Company’s deferred government subsidy amounted to $5,271,134 and $5,072,605, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March31, 2018 and 2017 were $31,943 and $50,579, respectively.

As of March 31, 2018, the Company had the following operating lease obligations.

Amount

Within one year	$28,890
Two to five years	-
$28,890

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2018 and December 31, 2017, the Company’s statutory reserve fund was $931,510 and $931,510, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues		$1,150,325	$-	$-	$1,578,795
Cost of revenues	(226,006)	(857,441)	-	-	(1,083,447)
Gross profit	202,464	292,884	-	-	495,348

Operating expenses	(513,610)	(279,808)	-	(99)	(793,517)
General and administrative expenses	(322,982)	(156,418)	-	(5,750)	(485,150)
Operating loss	(634,128)	(143,342)	-	(5,849)	(783,319)

Other income (expenses)
Interest income	5,051	2,490	-	3,307	10,848
Interest expense	-	-	-	-	-
Other income, Net	(39)	(145,330)	296,101	-	150,732
Equity in net income (loss) of unconsolidated affiliates	-	-	21,783,932	-	21,783,932
Total other (expenses) income	5,012	(142,840)	22,080,033	3,307	21,945,512

Income (loss) before income taxes	(629,116)	(286,182)	22,080,033	(2,542)	21,162,193
Income tax	(95,415)	67,739	-	-	(31,676)
Net Income( loss)	$724,531	$(222,443)	$22,080,033	$(2,542)	$21,130,517

	Three Months Ended March 31, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$2,581,116	$-	$-	$-	$2,581,116
Cost of revenues	(312,188)	-	-	447	(311,741)
Gross profit	2,268,928	-	-	447	2,269,375

Operating expenses	(130,820)	(292,831)	-	(2,384)	(426,035)
General and administrative expenses	(181,328)	(433,049)	-	25,276	(589,099)
Operating loss	1,956,780	(725,880)	-	23,341	1,254,241

Other income (expenses)
Interest income	4,660	4,636	-	73	9,369
Interest expense	(118,982)	-	-	-	(118,982)
Other income, Net	1,111,800	(1,417)		-	1,110,383
Equity in net income (loss) of unconsolidated affiliates	-	-	22,747,707	-	22,747,707
Total other (expenses) income	997,478	3,219	22,747,707	73	23,748,477

Income (loss) before income taxes	2,954,258	(722,661)	22,747,707	23,414	25,002,718
Income tax	-	62,113		-	62,113
Net Income( loss)	$2,954,258	$(660,548)	$22,747,707	$23,414	$25,064,831

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of March 31, 2018
Real estate property under development	$-	$70,156,329	$-	$-	$70,156,329
Total assets	9,757,072	84,874,568	103,057,883	10,477	197,700,000

As of March 31, 2017
Real estate property under development	$-	$78,648,609	$-	$-	$78,648,609
Total assets	9,593,368	94,378,073	60,060,943	71,716	164,104,100

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd.(WHGFH), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of March 31 2018, the project has sold 755 apartment units with an area of 81,221 square meters.

In August 2017, the Wuhan project has reached a dispute settlement with the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), which settled the expenses of construction and the project company could going through the handover progress. For the period ended of March 31, 2018, the company had recognized the net revenue and cost of revenue of WHYYL project at a certain proportion.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013, we have made sales of 104 units at the end of December 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017. For the period ended of March 31, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

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

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of December 31, 2017. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has its own online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform is currently in operation.

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

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2018	% to total	2017	% to total	% change
Agency sales	243,960	15	275,435	11	(11)
Property management	184,511	12	138,437	5	33
House Sales	1,150,325	73	-	-	-
Service sales	-	-	2,167,245	84	(100)
Net revenue	1,578,795	100	2,581,117	100	(38)

The net revenue in the first quarter of 2018 was $1,578,795, which decreased by 38% from $62,581,117 in the first quarter of 2017. In the first quarter of 2018, agency sales represented 15% of net revenue, house sales represented 73% and property management represented 12%. The decrease in net revenue in the first quarter of 2018 was mainly due to the decrease in service sales.

Agency sales

Agency sales represented 15% of our net revenue in the first quarter of 2018 and revenue from agency sales decreased by 11% compared with same period in 2017. The decrease in agency sales was due to less projects sales collection.

Because of our diverse market locations, the risk of market fluctuations has been decreased on our business operations in agency sales in 2018, and we are continually seeking stable growth in our agency sales business in 2018. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 12% of our revenue in the first quarter of 2018 and revenue from property management increased by 33% compared with same period in 2017.

House sales

House sales represented 73% of our revenue in the first quarter of 2018. The company has recognized its revenue from Linyi project at a certain proportion.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2018	% to total	2017	% to total	% change
Agency sales	107,598	10	163,815	53	(34)
Property management	118,408	11	119,979	38	(1)
House sales	857,441	79	-	-	-
Service sales	-	-	27,946	9	(100)
Cost of Revenue	1,083,447	100	311,741	100	247

The cost of revenue in the first quarter of 2018 was $1,083,447, a increase of 247% from $311,741 in the same period in 2017. In the first quarter of 2018, cost of agency sales represented 10% of cost of revenue, cost of house sales represented 79% and cost of property management represented 11%. The increase in cost of revenue in first quarter of 2017 was mainly due to the recognizing of the cost of revenue from Linyi project at a certain proportion.

Agency sales

The cost of revenue for agency sales in the first quarter in 2018 was $107,598, a decrease of 34% from $163,815 in the same period in 2017. This decrease was mainly due to the decrease in salary expenses, office expenses and so on.

Property management

The cost of revenue for property management in the first quarter of 2018 was $118,408, decreased by 1% from $119,979 in the same period in 2017.

House sales

House sales represented 79% of our cost of revenue in the first quarter of 2018. The company has recognized its cost of revenue from Linyi project at a certain proportion.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2018	% to total	2017	% to total	% change
Agency sales	98,500	12	95,597	22	3
Property management	415,110	52	35,223	8	1,078
House sales	279,808	35	292,831	69	(5)
Service sales	99	1	2,384	1	(96)
Operating expenses	793,517	100	426,035	100	86

The operating expenses in the first quarter of 2018 were $793,517, an increase of 86% from $426,035 in the same period of 2017. This was mainly due to the increase in expenses in property management. In the first quarter of 2018, agency sales represented 12% of operating expenses, property management represented 52%, service sales represented 1% and house sales represented 35% of operating expenses.

Agency sales

The operating expenses for agency sales in the first quarter of 2018 were $98,500 which increased by 3% from $95,597 in the same period in 2017.

Property management

The operating expenses for property management in the first quarter of 2018 were $415,110 which decreased 1,078% from $35,223 in the same period in 2017.

House sales

The operating expenses for house sales in the first quarter of 2018 were $279,808 which decreased 5% from $292,831 in the same period in 2017.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2018 were $485,150, decreased by 17% from $589,099 in the same period in 2017. This decrease was mainly due to a decrease in staff cost, professional service fee and so on.

Interest Expenses

Interest expenses in the first quarter of 2018 were $0 decreased by 100% from $118,982 in the same period in 2017. The interest expenses were mainly incurred for bank loans and amount due to directors. This decrease was mainly due to repayment of bank loans amount due to directors and promissory notes payable.

Equity in Net Gain of Affiliates

Equity in net gain in the first quarter of 2018 was $21,783,932, an decrease of 4% from $22,747,707 in the same period in 2017. The equity in net gain of affiliates was mainly the investment value variety of WHYYL and SHDEW.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

There was $12,720,608 of temporary borrowing from SHDEW during the period ended at March 31, 2018.

Amount due to directors

The total amount due to directors for March 31, 2018 was $1,483,740. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of March 31, 2018 and December 31, 2017 were $1,367,983 and $5,154,329, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

Amount due to Lin Hsin Hung

The amount of $115,757 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,794,503 was due from WHYYL, our Wuhan project development company.

Amount due to affiliate

The temporary borrowing, in the amount of $30,719,448 from SHDEW is for operations and is unsecured, interest free with no fixed payment terms. The amount due to JXSY, in the amount of $561,092 and SHXG, in the amount of $19,720 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2018, our principal sources of cash were revenues from our agency sales and property management business, as well as the cash receipt from the advance of affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $6,663,458.

The Company’s operating activities used cash in the amount of $4,538,518, which was primarily attributable to the payment of account payable and receipts in advance.

The Company’s investing activities used cash resources of $4,086,568, which was primarily attributable to the investment of transactional financial assets.

The Company’s financing activities provided cash resources of $8,054,102, which was primarily attributable to advance from an affiliate.

The potential cash needs for 2018 would be the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi project.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2017.

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

Date: May 15, 2018
By: /s/ Pan, Yu-Jen
Pan, Yu-Jen, Chief Executive Officer, Principal Executive Officer

Date: May 15, 2018
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer

