Form 10-Q/A
period 2015-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2018-06-01
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 31, 2018 –68,691,925 shares of Common Stock

Explanatory Note

Sunrise Real Estate Group, Inc. (together with its subsidiaries, the “Company” sometimes referred to as “we”, “us” or “our”) is filing this amendment (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, originally filed on October 24, 2017 (the “Original Form 10-Q”). For the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10- Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring subsequent to the date of the Original Form 10-Q.

Items Amended by this Filing

Specifically, the following items included in the Original Form 10-Q are amended by this Amendment:

•	Part I, Item 1, Condensed Consolidated Statements of Operations for The Nine Months Ended September 30, 2015 and 2014 (due to the clerical errors)

We have also updated the signature page, and the certifications of our Principal Executive Officer and Principal Financial Officer in Exhibits 31 and 32.

2

FORM 10-Q/A

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

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$1,365,006	$2,257,204	$3,713,715	$7,150,496
Cost of revenues	(802,409)	(905,745)	(2,154,475)	(3,398,204)
Gross profit	562,597	1,351,459	1,559,240	3,752,292

Operating expenses	(481,179)	(575,810)	(1,545,650)	(1,362,040)
General and administrative expenses	(870,672)	(859,658)	(2,814,616)	(2,522,566)
Operating loss	(789,254)	(84,009)	(2,801,026)	(132,314)

Other income (expenses)
Interest income	37,053	213,206	95,721	639,030
Interest expense	(1,283,377)	(894,888)	(2,593,168)	(2,638,583)
Other income, net	1,235	15,820	(245,879)	3,107

Equity in net gain (loss) of an unconsolidated affiliate, net	(839,737)	(128,325)	(1,377,838)	(395,451)
Total Other Expenses	(2,084,826	(794,187)	(4,121,164)	(2,391,897)

Loss before income taxes and equity in net loss of an unconsolidated affiliate	(2,874,080)	(878,197)	(6,922,190)	(2,524,211)

Income tax benefit (expense)	21,512	(95,722)	118,444	(58,026)
Net loss	(2,852,568)	(973,918)	(6,803,746)	(2,582,237)
Less: Net loss attributable to non-controlling Interests	$499,846	142,348	1,435,512	609,684
Net loss attributable to shareholders of Sunrise Real Estate Group, Inc.	$(2,352,721)	(831,570)	$(5,368,234)	$(1,972,553)

Loss per share – basic and fully diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	36,518,012	68,691,925	31,329,288

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

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,803,746)	$(2,582,237)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	779,652	795,297
Bad debts	190,510	-
Impairment loss on equity investments	1,014,169	-
Loss (Gain) on disposal of property, plant and equipment	573	14,309
Equity in net loss of an unconsolidated affiliate	363,668	395,451
Changes in assets and liabilities
Accounts receivable	(575,901)	86,030
Promissory deposits	(77,640)	(73,926)
Real estate property under development	(9,056,595)	(8,921,808)
Customer Deposits	3,913,109	7,495,811
Amount due from unconsolidated affiliates	208,735	861,097
Other receivables and deposits	(55,163)	(20,766,204)
Deferred tax assets	(116,457)	-
Accounts payable	(2,060,055)	2,648,347
Impairment loss on equity investments	—	-
Other payables and accrued expenses	187,571	26,549
Deposits received from underwriting sales	-	(1,359,226)
Interest payable on promissory notes	2,056,804	1,120,102
Interest payable on amounts due to directors	852,478	844,778
Other taxes payable	64,666	(58,047)
Income taxes payable	(3,311)	(8,300)
Net cash used in operating activities	(9,116,933)	(19,481,977

Cash flows from investing activities
Purchases of property and equipment	(184,600)	(51,933)
Capital injection to unconsolidated affiliates	(781,250)	(162,760)
Advances to unconsolidated affiliates, net	(392,393)	(9,199)
Repayment of advances to unconsolidated affiliate	226,449	-
Net cash used in investing activities	(1,131,794)	(223,892)

Cash flows from financing activities
Restricted cash	1,394,747	209,596
Bank loan repayments	(6,152,308)	(8,498,391)
Capital injection from non-controlling interests of new consolidated subsidiaries	40,437	-
Funds received from capital increase	-	1,700,000
New bank loans	12,898,327	5,080,422
Advances from directors	2,642,041	1,470,210
Repayments of advances from directors	(4,571,617)	(3,092,453)
Advances from an affiliate	7,305,512	16,737,109
Repayments from an affiliate	(2,066,935)	-
Proceeds from new promissory notes	294,989	15,895,297
Repayments of promissory notes	(2,540,561)	(7,583,189)
Dividend paid to non-controlling interests	-	(358,726)
Net cash provided by financing activities	9,244,632	21,559,875

Effect of exchange rate changes on cash and cash equivalents	307,613	245,160

Net decrease in cash and cash equivalents	(696,482)	2,099,166
Cash and cash equivalents at beginning of year	1,626,583	2,055,251
Cash and cash equivalents at end of year	$930,101	$4,154,416

Supplemental disclosure of cash flow information
Income taxes paid	$71,568	$54,313
Interest paid	3,741,960	5,349,991

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Companyas of September 30, 2015 and the results of operations for the nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provides secured loans to the Company. As of September 30, 2015and December 31, 2014, the Company held cash deposits of $121,870 and $1,535,894, respectively, as security for its bank loans (see Note 11). These balances were subject to withdrawal restrictions and were not covered by insurance.

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

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

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

As of September 30, 2015, the net profit for SHDEW was $917,973 with total equity in the amount of $2,998,831.

	Nine Months ended September 30,
	2015	2014

Revenues	$12,052,258	$-

Net loss	$1,111,244	$(186,288)

	September 30,	December 31,
	2015	2014

Current assets	$8,565,566	$799,046
Non-current assets	18,034,	99,535
Total assets	8,583,601	898,581

Current liabilities	5,584,769	19,955
Total equity	$2,998,831	$878,626

NOTE 10 – BANK LOANS

In January 2014, the Company obtained a bank loan of $1,300,369 (RMB8,000,000) from the Bank of China, bearing interest at a rate of per annum equal to 125% of the prevailing base lending rate for periods ranging from 1 to 5 years as announced by the People’s Bank of China (“PBOC”). The loan is secured by the properties of two unrelated parties and matured on March 1, 2015. In February and March 2015, the Company entering into two new loan for 1–year period with the amount of $1,226,773 (RMB7,500,000) As of September 30, 2015 and December 31, 2014, the outstanding balance of this loan was $1,021,804 (RMB6,500,000) and $1,308,558 (RMB8,000,000).

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

On December 16, 2014, the Company entered into a project finance loan agreement with Hua Xia Bank to finance the development of the Company’s Guangxinglu Project in Shanghai. The loan has a 3-year term in the principal amount of $18,864,069 (RMB120,000,000) at an interest rate of 7.025% per annum. At the end of September 30, 2015, there are $18,864,069 (RMB120,000,000) draw down from this loan facility.

	September 30,	December 31,
	2015	2014

Outstanding borrowings	$24,208,888	$15,062,230
Less: Current portion of long term borrowings	5,344,819	6,890,960
	18,864,069	8,171,270

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

NOTE 13– AMOUNTS DUE TO DIRECTORS

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

NOTE 15– GOVERNMENT SUBSIDY

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

NOTE 17–NOTE STATUTORY RESERVES

According to the relevant corporation laws in the PRC, a PRC company is required to transfer at least 10% of its profit after taxes, as determined under accounting principles generally accepted in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to increase the capital of the relevant company.

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company in the PRC, to the statutory reserve until the balance reaches 50% of its registered capital. The statutory reserve can be used to make good on losses or to P”) to non-distributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriations to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve is determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholders, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Nine Months Ended September 30, 2015
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$3,713,715	$-	$-	$3,713,715
Cost of revenues	(2,112,217)	-	(42,258)	(2,154,475)
Gross profit	1,601,498	-	(42,218)	1,559,240

Operating expenses	(673,702)	(822,993)	(48,956)	(1,545,650)
General and administrative expenses	(1,920,717)	(711,586)	(182,313)	(2,814,616)
Operating loss	(992,921)	(1,534,578)	(273,526)	(2,801,026)

Other income (expenses)
Interest income	94,558	1,105	58	95,721
Interest expense	(2,542,730)	-	(50,439)	(2,593,168)
Other income, Net	(241,200)	(4,598)	(81)	(245,879)
Equity in net loss of unconsolidated affiliates	-	(697,042)	(680,796)	(1,377,838)
Total other (expenses) income	(2,689,372)	(700,535)	(731,2)	(4,121,164)

Loss before income taxes and equity in net loss
of an unconsolidated affiliate	(3,682,293)	(2,235,113)	(1,004,784)	(6,922,190)

Income tax	1,987	116,457	-	118,444
Net loss	$(3,680,307)	$(2,118,656)	$(1,004,784)	$(6,803,746)

	Nine Months ended September 30, 2014
	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
Net revenues	$7,150,496	$-	$-	$7,150,496
Cost of revenues	(3,398,204)	-	-	(3,398,204)
Gross profit	3,752,292	-	-	3,752,292

Operating expenses	(844,138)	(517,902)	-	(1,362,040)
General and administrative expenses	(1,930,093)	(391,884)	(200,589)	(2,522,566)
Operating loss	978,061	(909,787)	(200,588)	(132,314)

Other income (expenses)
Interest income	381,261	257,769	-	639,030
Interest expense	(2,604,833)	-	(33,750)	(2,638,583)
Other income, Net	845	2,262	-	3,107
Total other (expenses) income	(2,222,727)	260,030	(33,750)	(1,996,446)

Loss before income taxes	(1,244,666)	(649,756)	(234,338)	(2,128,760)

Income tax benefit	(52,322)	-	(5,704)	(58,028)
Equity in net loss of an unconsolidated affiliate, net of income taxes	(395,450)	-	-	(395,450)
	-	-	-	-
Net loss	$(1,692,438)	$(649,756)	$(240,042)	$(2,582,237)

	Property
	Brokerage	Real Estate
	Services	Development	Corporate	Total
As of September 30, 2015
Real estate property under development	$-	$76,680,860	$-	$76,680,860
Total assets	9,440,202	82,424,974	11,363,125	103,228,301

As of September 30, 2014
Real estate property under development	$-	$40,267,991	$-	$40,267,991
Total assets	41,126,806	50,513,655	85,156	91,725,617

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

NOTE 20 - SUBSEQUENT EVENTS

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

OVERVIEW

In October 2004, the former shareholders of Sunrise Real Estate Development Group, Inc. (Cayman Islands) (ise Real Estate Group, YANG Enterprise Ltd. (“LRY”) acquired a majority of our voting interests in share exchange. Before the completion of the share exchange, SRRE had no continuing operations, and its historical results would not be meaningful if combined with the historical results of CY-SRRE, LRY and their subsidiaries.

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

T The Company’s financing activities obtained cash resources of $9,431,362, which was primarily attributable to new bank loan received and advance from an affiliate.

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

Date: June 1, 2018
By:	/s/ Pan, Yu-Jen
Pan, Yu-Jen, Chief Executive Officer, Principal Executive Officer

Date: June 1, 2018
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer

