Form 10-Q
period 2018-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2018-08-14
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: August 10, 2018–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$9,869,944	$5,869,944
Restricted cash (Note 3)	385,891	1,068,805
Transactional financial assets (Note 4)	24,616,527	23,152,639
Accounts receivable	430,743	350,524
Promissory deposits (Note 5)	119,028	120,529
Real estate property under development (Note 6)	66,776,646	67,974,281
Amount due from an unconsolidated affiliate (Note 9)	2,658,482	2,686,498
Other receivables and deposits, net (Note 7)	6,843,285	6,719,078
Total current assets	111,700,546	107,942,298

Property and equipment, net (Note 8)	1,199,251	1,283,901
Investment properties, net (Note 9)	4,023,965	4,255,265
Deferred tax assets (Note 15)	652,694	591,300
Investment in an unconsolidated affiliate (Note 10)	80,256,530	50,677,228
Other investments	151,135	153,041
Total assets	$197,984,121	$164,903,033

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note11)	1,511,350	1,530,409
Accounts payable (Note 14)	2,629,786	3,767,578
Amounts due to directors (Note 12)	1,444,347	5,263,171
Amount due to an affiliate (Note 15)	31,827,396	18,579,652
Customer deposits (Note 16)	40,063,485	41,468,361
Other payables and accrued expenses (Note 13)	834,068	961,235
Other taxes payable	238,058	261,633
Income taxes payable (Note 17)	926,018	776,110
Total current liabilities	79,474,508	72,608,149

Long-term income tax payable (Note 17)	3,450,951	3,623,499
Deferred government subsidy (Note 18)	5,009,433	5,072,605
Total liabilities	87,934,892	81,304,253

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	931,510	931,510
Retained Earnings	97,412,278	68,975,118
Accumulated other comprehensive income	1,009,799	3,095,469
Total deficit of Sunrise Real Estate Group, Inc.	107,610,514	81,259,024
Non-controlling interests	2,438,715	2,339,756
Total shareholders’ equity	110,049,229	83,598,780
Total liabilities and shareholders’ equity	$197,984,121	$164,903,033

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended 30 June,
	2018	2017	2018	2017

Net revenues	$1,919,275	$16,179,344	$3,498,070	$18,760,460
Cost of revenues	(1,004,153)	(14,864,129)	(2,087,600)	(15,175,870)
Gross profit	915,122	1,315,215	1,410,470	3,584,590

Operating expenses	(298,610)	(186,803)	(1,092,127)	(612,838)
General and administrative expenses	(632,754)	(798,935)	(1,117,904)	(1,388,034)
Operating profit (loss)	(16,242)	329,477	(799,561)	1,583,718

Other income (expenses)
Interest income	19,546	7,774	30,394	17,143
Interest expense	(2,302,296)	(112,350)	(2,302,296)	(231,332)
Equity in net gain of affiliate	9,552,226	10,007,184	31,336,158	32,754,891
Other income (loss), net	135,666	13,871	286,398	1,124,254
Total other Income	7,405,142	9,916,479	29,350,654	33,664,956

Income before income taxes	7,388,900	10,245,956	28,551,093	35,248,674

Income tax benefit (expense)	50,613	(9)	18,937	62,104

Net income	7,439,513	10,245,947	28,570,030	35,310,778
Less: Net (income) loss attributable to non-controlling interests	(183,181)	(527,474)	(132,871)	(142,459)
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$7,256,332	$9,718,473	$28,437,159	$35,168,319
Net income	7,439,513	10,245,947	28,570,030	35,310,778
Other comprehensive income Foreign currency translation adjustment	(5,814,632)	881,953	(2,119,582)	377,646
Comprehensive income	1,624,881	11,127,900	26,450,448	35,688,424

Less: Comprehensive income attributable to non-controlling interests	(58,298)	(582,398)	(98,959)	(216,521)
Total comprehensive income attributable to shareholders	1,566,583	10,545,502	26,351,489	35,471,903
Earnings per share – basic and fully diluted	$0.11	$0.15	$0.41	$0.52

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$28,570,030	$35,310,778

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	249,487	261,914
Loss (Gain) on disposal of property, plant and equipment	4,278	-
Equity in net loss (income) of unconsolidated affiliates	(31,336,157)	(32,924,518)
Changes in assets and liabilities
Accounts receivable	(87,736)	733,216
Promissory deposits	-	(8,746)
Real estate property under development	364,199	11,526,808
Customer Deposits	(921,555)	(4,899,842)
Amount due from unconsolidated affiliates	(5,643)	(5,364)
Other receivables and deposits	(215,630)	(1,026,037)
Deferred tax assets	(71,320)	(62,104)
Accounts payable	(1,131,522)	(825,092)
Other payables and accrued expenses	(119,489)	(730,160)
Other taxes payable	(7,028)	(170,521)
Income taxes payable	(21,074)	23,625
Net cash provided by operating activities	(4,729,160)	7,203,957

Cash flows from investing activities
Purchases of property and equipment	-	(1,806)
Net Cash from Transactional financial assets	(1,817,514)	-
Advances to unconsolidated affiliates, net	-	-
Net cash provided by (used in) investing activities	(1,817,514)	(1,806)

Cash flows from financing activities
Restricted cash	694,555	(715,882)
Bank loan repayments	-	(5,603,782)
Capital injection from no controlling interests Of consolidated	-	36,439
Repayments to directors	(3,909,110)	-
Advances from directors	15,396	43,713
Amount due to unconsolidated affiliates	13,356,656	1,621,278
Repayments to an affiliate	141,210	(2,757,673)
Proceeds from new promissory notes	-	(155,141)
Repayments of promissory notes	-	(21,864)
Net cash used in financing activities	10,298,707	(7,552,912)

Effect of exchange rate changes on cash and cash equivalents	247,967	375,754

Net increase in cash and cash equivalents	4,000,000	24,993
Cash and cash equivalents at beginning of period	5,869,944	8,693,345
Cash and cash equivalents at end of period	$9,869,944	$8,718,338

Supplemental disclosure of cash flow information
Income taxes paid	$72,559	$-
Interest paid	142,710	387,998

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. “SRRE” was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE together with its subsidiaries and equity investment described below is collectively referred to as “the Company”, “we”,“our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services; and real estate development in the People’s Republic of China (the “PRC”).

As of June 30, 2018, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%*	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%**	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	20.75%***	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding

*	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement under which the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 51% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement under which the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
***	On June 20th 2018, SHDEW sold additional shares of capital stock to increase its registered capital, which diluted the Company’s equity interest of SHDEW from 23.08% to 20.75%.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2018 and the results of operations for the six months ended June 30, 2018 and 2017, and the cash flows for the six months ended June 30, 2018 and 2017. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Foreign currency transactions during the period are translated into each company’s denominated currency at the exchange rates ruling at the transaction dates. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated into each company’s denominated currency at period-end exchange rates. All exchange differences are dealt with in the consolidated statements of operations.

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

The exchange rates as of June 30, 2018 and December 31, 2017 are $1: RMB6.6166 and $1: RMB6.5342, respectively.

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

For the six months ended June 30, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

Long Term Investments

The Company accounts for long term investments in equities as follows:

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

The Company is required to perform an impairment assessment of its investments whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. An impairment loss is recorded when there has been a loss in the value of the investment that is not temporary. The Company did not recorded any impairment losses in any of the periods reported.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of June 30, 2018 and December 31, 2017, the deferred government subsidy amounted to $5,009,433 and $5,072,605, respectively. The subsidy was used to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

Revenue Recognition

Agency commission revenue from property brokerage is recognized when the property developer and the buyer complete a property sales transaction, and the property developer grants confirmation to us to be able to invoice them accordingly. The time when we receive the commission is normally at the time when the property developer receives from the buyer a portion of the sales proceeds in accordance with the terms of the relevant property sales agreement, or the balance of the bank loan to the buyer has been funded, or recognized under the sales schedule or other specific items of agency sales agreement with developer. At no point does the Company handle any monetary transactions or act as an escrow intermediary between the developer and the buyer.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of June 30, 2018 and December 31, 2017, the Company held cash deposits of $385,891 and $1,068,805 as guarantee to the banks which provides mortgage loan to individual customers of our construction products. These balances are subject to withdrawal restrictions and were not covered by insurance.

NOTE 4– TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2018, we have $24,616,527 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.8% to 5.35% depending on the amount and time period invested.

NOTE 5- PROMISSORY DEPOSITS

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

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxing Lu (“GXL”) project, which was located on 182 lane Guangxing Lu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment.

For the period ended of June 30, 2018, the Company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of June 30, 2018, land use rights included in real estate property under development totaled $66,776,646.

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2018	2017

Advances to staff	$84,965	118,835
Rental deposits	53,340	72,531
Prepaid expense	28,145	22,572
Prepaid tax	4,635,046	4,687,947
Other receivables	2,041,789	1,817,193
	$6,843,285	$6,719,078

Other receivables and deposits as of June 30, 2018 and December 31, 2017 were stated net of allowance for doubtful accounts of $329,488 and $674,478, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

	June30,	December 31,
	2018	2017

Furniture and fixtures	$164,585	$166,660
Computer and office equipment	161,187	163,969
Motor vehicles	553,103	602,260
Properties	2,287,378	2,315,428
	3,166,253	3,248,317
Less: Accumulated depreciation	(1,967,002)	(1,964,416)
	$1,199,251	$1,283,901

Depreciation and amortization expense for property and equipment amounted to $249,487 and $88,820 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 9 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2018	2017

Investment properties	$9,358,405	$9,476,420
Less: Accumulated depreciation	(5,334,440)	(5,221,155)
	$4,023,965	$4,255,265

Depreciation and amortization expense for investment properties amounted to $924,757 and $515,889 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 10 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (20.75%) As of June 30, 2018, the investment amount in WHYYL and SHDEW were $0 and $80,256,530 separately.

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

In 2011, the Company invested $4,697,686 for acquiring a 49% equity interest in WHYYL to expand its operations to the real estate development business. As of June 30, 2018 the investment in WHYYL was $0, which included its equity in the net loss of WHYYL, net of income taxes, totaling $681,627 as of June 30, 2018. The following table sets forth the unaudited financial information of WHYYL. For the period ended of March 2018, WHYYL had recognized the net revenue and cost of revenue of the project at a certain proportion.

	Six Months ended June 30,
	2018	2017

Revenues	$-	$-

Net loss	$681,627	$1,090,090

	June 30,	December 31,
	2018	2017

Current assets	$13,284,146	$19,066,691
Non-current assets	8,324	9,736
Total assets	13,292,470	19,076,427

Current liabilities	13,840,076	18,965,514
Total equity	$(547,607)	$110,914

As of June 30, 2018 and December 31, 2017, the Company has a balance of $2,658,482 and $2,686,498 due from WHYYL, which was no longer charged interest from September 1, 2014.

SHDEW was established in June of 2013 with its business as a skincare and cosmetic company. The company has made progress in its operations. Its Wechat stores have a membership of over a million members. It is developing its own skincare products as well as solidifying its position in the ecommerce platform.

The net profit for SHDEW was $177,035,906 for the six months ended June 30, 2018, with total equity in the amount of $396,214,174 as of June 30, 2018.

	Six Months ended June 30,
	2018	2017

Revenues	$410,877,510	$344,292,109

Net income	$177,035,906	$162,553,533

	June 30,	December 31,
	2018	2017

Current assets	$752,570,192	$647,287,630
Non-current assets	19,727,238	19,471,756
Total assets	772,297,430	666,759,387

Current liabilities	376,083,256	447,406,389
Total equity	$396,214,174	$219,337,694

NOTE 11– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,511,350 and $1,530,409 as of June 30, 2018 and December 31, 2017, respectively.

The promissory note with a principal as of June 30, 2018 amounting to $755,675 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2018 and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $755,675 and $765,205, respectively.

The promissory note with a principal as of June 30, 2018 amounts to $755,675 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2018 and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $755,675 and $765,205, respectively.

For the six months ended June 30, 2018, the interest expense related to these promissory notes was $NIL.

NOTE 12– AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2018	2017

Lin Chi-Jung	$1,333,664	$5,154,329
Lin Hsin-Hung	110,683	108,842
	$1,444,347	$5,263,171

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2018 and December 31, 2017 were $1,333,664 and $5,154,329, respectively. The balances are unsecured and interest bearing at rates 0% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13- OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2018	2017

Accrued staff commission and bonus	$330,320	$302,710
Rental deposits received	49,270	161,055
Customer deposits	-	-
Dividends payable to non-controlling interest	203,359	291,546
Other payables	251,119	205,924
	$834,068	$961,235

NOTE 14- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of June 30, 2018 and December 31, 2017, the company’s account payable amounted to $2,629,786 and $3,767,578.

NOTE 15 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $31,294,433 from SHDEW is for operations and is unsecured, has an interest between 4.35% to 4.6% and payable on demands. The amount due to JXSY, in the amount of $532,963, were intercompany transfers for day to day operation.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which was pre-sale collection from our customers. As of June 30, 2018, and December 31, 2017, the company’s customer deposits amounted to $40,063,485 and $41,613,715.

NOTE 17 – INCOME TAX PAYABLE

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

Government subsidy was received in 2012, and as of June 30, 2018 and December 31, 2017, the Company’s deferred government subsidy amounted to $5,009,433 and $5,072,605, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2018 and 2017 were $33,780 and $118,606, respectively.

As of June 30, 2018, the Company had the following operating lease obligations.

Amount

Within one year	$65,604
Two to five years	-
$65,604

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2018, and December 31, 2017, the Company’s statutory reserve fund was $931,510 and $931,510, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended June 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$461,890	$1,457,375	$-	$-	$1,919,275
Cost of revenues	(264,696)	(739,457)	-	-	(1,004,153)
Gross profit	197,204	717,918	-	-	915,122

Operating expenses	(176,811)	(121,716)	-	(83)	(298,610)
General and administrative expenses	(103,376)	(222,971)	-	(306,407)	(632,754)
Operating loss	(82,983)	373,231		(306,490)	(16,242)

Other income (expenses)
Interest income	15,505	2,253	-	1,788	19,546
Interest expense	-	(142,710)	(2,159,586)	-	2,302,296
Other income, Net	(174,437)	358	310,008	263	135,666
Equity in net income (loss) of unconsolidated affiliates	-	-	9,552,226	-	9,552,226
Total other (expenses) income	(158,932)	(140,099)	7,702,648	1,525	7,405,142

Income (loss) before income taxes	(241,915)	(233,132)	7,702,648	(304,965)	7,388,900
Income tax	(43,032)	7,581	-	-	50,613
Net Income( loss)	$(198,883)	$(240,713)	$7,702,648	$(304,965)	$7,439,513

	Six Months Ended June 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$890,370	$2,607,700	$-	$-	$3,498,070
Cost of revenues	(490,703)	(1,596,897)	-	-	(2,087,600)
Gross profit	399,667	1,010,803	-	-	1,410,470

Operating expenses	(690,421)	(401,524)	-	(182)	(1,092,127)
General and administrative expenses	(426,358)	(379,389)	-	(312,157)	(1,117,904)
Operating loss	(717,112)	229,890	-	(312,339)	(799,561)

Other income (expenses)
Interest income	20,556	4,743	-	5,095	30,394
Interest expense	-	(142,710)	(2,159,586)	-	(2,302,296)
Other income, Net	(174,476)	(144,972)	606,109	(263)	286,398
Equity in net income (loss) of unconsolidated affiliates	-	-	31,336,158	-	29,350,654
Total other (expenses) income	(153,920)	(282,939)	29,782,680	4,832	28,551,093

Income (loss) before income taxes	(871,031)	(53,049)	29,782,680	(307,507)	28,551,093
Income tax	(52,383)	71,320	-	-	18,937
Net Income (loss)	$923,414	$18,271	$29,782,680	$(307,507)	$28,570,030

	Three Months Ended June 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$435,039	$15,744,305	$-	$-	$16,179,344
Cost of revenues	(205,036)	(14,588,519)	-	(70,574)	(14,864,129)
Gross profit	230,003	1,155,786	-	(70,574)	1,315,215

Operating expenses	(138,539)	(46,598)	-	(1,666)	(186,803)
General and administrative expenses	(374,806)	(389,677)	-	(34,452)	(798,935)
Operating loss	(283,342)	719,511		(106,692)	329,477

Other income (expenses)
Interest income	5,241	2,459	-	74	7,774
Interest expense	(112,350)	-	-	-	(112,350)
Other income, Net	(7,398)	21,269	-	-	13,871
Equity in net income (loss) of unconsolidated affiliates	-	-	10,007,184	-	10,007,184
Total other (expenses) income	(114,507)	23,728	10,007,184	74	9,916,479

Income (loss) before income taxes	(397,849)	743,239	10,007,184	(106,618)	10,245,956
Income tax	-	(9)	-	-	(9)
Net Income (loss)	$(397,849)	$743,230	$10,007,184	$(106,618)	$10,245,947

	Six Months Ended June 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$3,016,155	$15,744,305	$-	$-	$18,760,460
Cost of revenues	(517,224)	(14,588,519)	-	(70,127)	(15,175,870)
Gross profit	2,498,931	1,155,786	-	(70,127)	3,584,590

Operating expenses	(269,359)	(339,429)	-	(4,050)	(612,838)
General and administrative expenses	(556,134)	(822,726)	-	(9,174)	(1,388,034)
Operating loss	1,673,438	(6,369)	-	(83,351)	1,583,718

Other income (expenses)
Interest income	9,901	7,095	-	147	17,143
Interest expense	(231,332)	-	-	-	(231,332)
Other income, Net	1,104,402	19,852	-	-	1,124,254
Equity in net income (loss) of unconsolidated affiliates	-	-	32,754,891	-	32,754,891
Total other (expenses) income	882,971	26,947	32,754,891	147	33,664,956

Income (loss) before income taxes	2,556,409	20,578	32,754,891	(83,204)	35,248,674
Income tax	-	62,104	-	-	62,104
Net Income (loss)	$2,556,409	$82,682	$32,754,891	$(83,204)	$35,310,778

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2018
Real estate property under development	$-	$66,776,646	$-	$-	$66,776,646
Total assets	11,195,172	81,710,232	105,024,192	54,525	197,984,121

As of June 30, 2017
Real estate property under development	-	66,368,683	-	-	66,368,683
Total assets	$10,120,878	$82,293,920	$54,006,738	$110,638	$146,532,174

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd.(WHGFH), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”), and Shanghai Da Er Wei Trading Company Limited (“SHDEW”) are sometimes hereinafter collectively referred to as “the Company,” “our,” or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC.

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in secondary cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, and Kunshan, and branches in Wuhan and Shangqiu.

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of June 30 2018, the project has sold 755 apartment units with an area of 81,221 square meters. For the period ended of June 30, 2018, WHYYL had recognized the net revenue and cost of revenue of the project at a certain proportion.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013. We have made sales of 111 units at the end of June 30,2018. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017. For the period ended of June 30, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

On March 13, 2014, the Company signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the GXL project, which is located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of June 30, 2018, the project had sold 79 units with a sales area of 3,967 square meters (There are 18 units presale contract termination out of maximum presale of 97 units.). The project is preparing for the final acceptance of construction by the government authorities.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of June 30, 2018. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has its own online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform is currently in operation. On June 20th 2018, SHDEW sold additional shares of capital stock to increase its registered capital, which diluted the Company’s equity interest of SHDEW from 23.08% to 20.75%.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the six months ended June 30, 2015 and 2014

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended June 30, 2018 with comparisons to the period ended June 30, 2017.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2018	% to total	2017	% to total	% change	2018	% to total	2017	% to total	% change
Agency sales	267,939	14	259,333	2	3	511,899	15	534,768	3	(4)
Property management	193,960	10	170,335	1	14	378,471	11	308,772	2	22
House sales	1,457,375	76	15,744,304	97	(91)	2,607,700	74	15,744,304	84	(83)
Service sales	-	0	5,370	0	(100)	-	0	2,172,615	11	(100)
Net revenues	1,919,274	100	16,179,342	100	(88)	3,498,070	100	18,760,460	100	(81)

The net revenue in the second quarter of 2018 was $1,919,274, which decreased 88% from $16,179,274 in the second quarter of 2017. The net revenue in the first two quarters of 2018 was $3,498,070, which represented a decreased of 81% from $18,760,460 in the first two quarter of 2017. In the second quarter of 2018, agency sales represented 14% of our net revenues, property management represented 10%, house sales represented 76% and service sales represented 0%. In the first two quarters of 2018, agency sales represented 15% of our net revenues, property management represented 11%, house sales represented 74% and service sales represented 0%. The decrease in net revenue in the first two quarter of 2018 was mainly due to the less units being sold in our Linyi Project.

Agency sales

In the second quarter and first two quarters of 2018, 14% and 15%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2017, net revenue of agency sales increased 3% and decreased 4%, respectively, in the second quarter and the first two quarters of 2018.

Property Management

Property management represented 11% of our revenue in the first two quarter of 2018 and revenue from property management increased by 22% compared with same period in 2017.

House sales

In the first two quarters of 2018, the Company has recognized the house sales of Linyi project at a certain portion of time. House sales represented 75% of our revenue in the first two quarter of 2018.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2018	% to total	2017	% to total	% change	2018	% to total	2017	% to total	% change
Agency sales	134,108	13	144,184	50	(7)	241,706	12	307,999	2	(21)
Property management	130,589	13	89,245	39	46	248,997	12	209,225	1	19
House sales	739,456	74	14,588,519	98	(94)	1,596,897	76	14,588,519	96	(89)
Service sales	-	0	42,181	0	(100)	-	0	70,127	1	(100)
Cost of revenues	1,004,153	100	14,864,129	100	(93)	2,087,600	100	15,175,870	100	(86)

The cost of revenues for the second quarter of 2018 was $1,004,153, which decreased 93% from $14,864,129 during the second quarter of 2017. The cost of revenues of the first two quarters of 2018 was $2,087,600, which decreased 86% from $15,175,870 during the first two quarters of 2017. In the second quarter of 2018 agency sales represented 13% of our cost of revenues, property management represented 13%, house sales represented 74% and service sales represented 0%. In the first two quarters of 2018, agency sales represented 12% of our cost of revenues, property management represented 12%, house sales represented 76% and service sales represented 0%. The decrease in the cost of revenue in the second quarter and first two quarters of 2018 was mainly due to the less units being sold in the Linyi project.

Agency sales

The cost of revenue for agency sales in the first two quarter, 2018 was $241,706, an decrease of 21% from $307,999 in the same period in 2017. This decrease was mainly due to the decrease in our commissions from the decrease in sales of agency sales in the first two quarter of 2018.

Property management

The cost of revenue for property management in the first two quarter of 2018 was $248,997, an increase of 19% from $209,225 in the same period in 2017. This was mainly due to more business for the property management as a whole.

House sales

In the first two quarters of 2018, the Company have recognized the cost of house sales of the Linyi project at a certain portion of time. House sales represented 76% of our cost of revenue in the first two quarters of 2018.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2018	% to total	2017	% to total	% change	2018	% to total	2017	% to total	% change
Agency sales	62,430	21	80,265	43	(22)	160,930	15	175,862	29	(8)
Property management	114,382	38	58,275	31	96	529,492	48	93,498	15	466
House sales	121,716	41	46,598	25	161	401,524	37	339,429	55	18
Service sales	83	0	1,666	1	(95)	182	0	4,050	1	(95)
Operating expenses	298,610	100	186,803	100	60	1,092,127	100	612,838	100	78

The operating expenses for the second quarter of 2018 were $298,610, which increased 60% from $186,803 for the same period in 2017. The total operating expenses for the first two quarters of 2018 were $1,092,127, which increased 78% from $612,838 for the same period in 2017. In the second quarter of 2018, agency sales represented 21% of the total operating expenses, property management represented 38%, service sales represented 0% and house sales represented 41%. In the first two quarters of 2018, agency sales represented 15% of the total operating expenses, property management represented 48%, service sales represented 0% and house sales represented 37%. The increase in the overall operating expense resulted from the increase in house sales and property management for the second quarter and the first two quarters of 2018.

Agency sales

The operating expenses for agency sales in the first two quarter of 2018 were $160,930, a decreased of 8% from $175,862 in the same period in 2017.

Property management

The operating expenses for property management in the first two quarter of 2018 were $529,492 an increase of 466% from $93,498 in the same period in 2017. The increase is mainly due to consulting expenses relating to the business.

House sales

The operating expenses for house sales in the first two quarter of 2018 were $401,524 which increased 18% from $339,429 in the same period in 2017.

General and Administrative Expenses

General and administrative expenses in the first two quarter of 2018 were $1,117,904, decreased by 19% from $1,388,034, in same periods in 2017. This decrease was mainly due to a decrease in staff cost, office expense and so on.

Interest Expenses

Interest expenses in the first two quarter of 2018 were $2,302,296 an increase of 895% from $231,332 in the same period in 2017. This increase was mainly due to the interest accrued of the borrowing from our affiliate SHDEW.

Equity in net gain (loss) of affiliates

Equity in net gain in the first two quarters of 2018 was $31,336,158, a decrease of 4% from net gain of $32,754,891 in the same period in 2017. The equity in net gain (loss) of an affiliate was mainly due to the investment value variety of WHYYL and SHDEW. This increase was mainly due to the equity gain from our equity interest in SHDEW which was primarily due to the increase of its net income.

Other income, net

Other income in the first two quarters of 2018 was $286,398, a decrease of 75% from gain of $1,124,254 in the same period in 2017.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for June 30, 2018 was $1,444,347. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of June 30, 2018 and December 31, 2017 were $1,333,664 and $5,154,329, respectively. The balances are unsecured and interest bearing at rates of 0% per annum.

Amount due to Lin Hsin Hung

The amount of $110,683 represents the salary payable to Lin Hsin Hung.

Amount due from affiliate

The amount of $2,658,482 was due from WHYYL.

Amount due to affiliate

The temporary borrowing, in the amount of $31,294,433 from SHDEW is for operations and is unsecured, with interest in the range of 4.35% to 4.6% and payable on demand. The amount due to JXSY, in the amount of $532,963 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In the first two quarter of 2018, our principal sources of cash were revenues from our agency sales and property management business, as well as the cash receipt from the advance of affiliates. Most of our cash resources were used to invest in transactional financial assets and fund our property development investment and revenue related expenses, such as salaries, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $9,869,944.

The Company’s operating activities used cash in the amount of $4,729,160, which was primarily attributable to the payment of account payable and receipts in advance.

The Company’s investing activities used cash resources of $1,817,514, which was primarily attributable to the investment of transactional financial assets.

The Company’s financing activities provided cash resources of $10,298,707, which was primarily attributable to advance from an affiliate.

The potential cash needs for 2018 are for investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development projects in Wuhan, GXL project and Linyi project.

Capital Resources

Considering our cash position, available credit facilities and cash generated from operating activities, we believe that we have sufficient funds to operate our existing business for the next twelve months. If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity or obtain funds that are with terms satisfactory to management and our board of directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

A.	Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

Date: August 14, 2018

By:	/s/ Pan, Yu-Jen

Pan, Yu-Jen, Chief Executive Officer, Principal Executive Officer

Date: August 14, 2018

By:	/s/ Mi, Yong Jun

Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer

