Form 10-K/A
period 2017-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2018-10-05
CIK 1083490

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of October 5, 2018 was 68,691,925 shares.

EXPLANATORY NOTE

The purposes of this Amendment No. 1 to Form 10-K/A (the “Amended 10-K”) is to amend the financial statements for the year ended December 31, 2017 contained in the previously filed Annual Report on Form 10-K of Sunrise Real Estate Group, Inc. (the “Company” or “us”) for the year ended December 31, 2017, filed with the Securities and Exchange Commission on May 15, 2018 (the “Form 10-K”), to revise the Report of Independent Registered Public Accounting Firm to comply with AS 3101, and correct a wrong item name in the consolidated statement of cash flow. This Amendment No. 1 amends and restates the following items:

- Part I, Item 8- Financial Statements and Supplementary Data.

As a result of these revisions, during the year ended December 31, 2017, the Company provided an allowance for impairment loss on investments in unconsolidated affiliates of $426,984 (2016: $288,309). As of December 31, 2017, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $426,984 (2016: $1,428,156).

There are no other changes to the Form 10-K other than those set forth in this amendment. This amendment does not reflect events occurring after the filing of the Form 10-K, other than the amendments noted above, the filing of consents of our independent registered public accounting firm, and the filing of certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002, nor does it modify or update disclosures therein in any way other than as required to reflect the amended sections of the Form 10-K as set forth in this amendment. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context.

PART I

ITEM 1. BUSINESS

Corporate History

The principal activities of Sunrise Real Estate Group, Inc. (“SRRE”) and its subsidiaries (collectively referred to as the “ Company ”) are real estate development and property brokerage services, including real estate marketing services, property leasing services; and property management services in the People’s Republic of China (“PRC”). Our current ownership interests in our various subsidiaries and other entities is set forth in the below organizational chart.

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly-owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY ”) in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY.

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

In 2011, we acquired a 49% ownership of Wuhan Yuan Yu Long Property Development Company Limited (“ WHYYL ”); the purpose of this project company was for a development project in Wuhan.

SRRE was initially incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“ Parallax ”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc.

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

Source: National Bureau of Statistics of China

Government regulation

In 2017, the Shanghai Municipal Construction and Construction Commission issued the Opinions on the Clarification of Commercial and Office Project (Document 2017 No. 400 ) .. This new regulation requires all commercial and office buildings be used in accordance to what it was originally intended when the project registered its plans.

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

The staff of our accounting department lack training and experience in the accounting principles generally accepted in the United States (“ U.S. GAAP ”), which may result in accounting errors in the financial statements that we file with the Securities and Exchange Commission (the “ SEC ”).

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

If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could be adversely affected. In a ddition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Our headquarter office space is located at 638 Hengfeng Road, 5A11 Floor, Shanghai, PRC. In February 2016, the office property at 25 th floor of the same building was sold to SHDEW, an affiliate corporation. We   have also rented regional field support offices in various cities in Mainland China, including Shanghai, Suzhou, Weihai, Quanjiao, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited (“ SHSY ”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”), Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai Rui Jian Design Company Limited (“SHRJ”), Putian Xin Ji Yang Real Estate Consultation Company Limited (“PTXJY”), and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”) and Xin Guang Investment Management and Consulting Company Limited (“XG”) are sometimes hereinafter collectively referred to as “the Company ,” “our ” or “us ”.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements are prepared in accordance with generally accepted accounting principles in the United States (“ U.S. GAAP ”), which requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses, to disclose contingent assets and liabilities on the date of the consolidated financial statements, and to disclose the reported amounts of revenues and expenses incurred during the financial reporting period. The most significant estimates and assumptions include the collection of accounts receivable, and the useful lives and impairment of property and equipment, goodwill and intangible assets, the valuation of deferred tax assets and inventories and the provisions for income taxes. We continue to evaluate these estimates and assumptions that we believe to be reasonable under the circumstances. We rely on these evaluations as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We believe critical accounting policies as disclosed in this Form 10-K reflect the more significant judgments and estimates used in preparation of our consolidated financial statements. We believe there have been no material changes to our critical accounting policies and estimates.

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

Net cash used in the Company’s operating activities in 2017 was $2,765,946, representing decreased receipts in cash in the amount of $25,834,531 as compared to the cash receive for 2016. The decrease was primarily attributable to the decrease in cash used in receipts in advance in the amount of $15,642,207.

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

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At December 31, 2017, the Company had borrowings together with unpaid interest expense as of December 31 , 2017 and December 31, 2016 were $5,263,171 and $6,533,288, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RH, CPA

We have served as the Company’s auditor since 2017.

Bayside, New York

October 2, 2018

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

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2017	2016

Net revenues	$27,555,845	$5,200,859
Cost of revenues	(22,574,152)	(2,959,757)
Gross profit	4,981,693	2,241,102

Operating expenses	(1,185,078)	(2,410,437)
General and administrative expenses	(3,654,667)	(3,463,677)
Operating profit (loss)	141,948	(3,633,012)

Other income (expenses)
Interest income	39,469	59,144
Interest expense	(423,864)	(2,205,816)
Other income (loss)	1,019,588	3,102,270
Equity income (loss) of affiliates	66,234,367	30,007,194
Total Other Income (Expenses)	66,869,560	30,962,792

Income (Loss) before income taxes	67,011,508	27,329,780
Income taxes (Note 19)	(4,144,726)	37,395
Net income	62,866,782	27,367,175
Net (income) loss attributable to non-controlling interests	(212,152)	3,066,907
Net income attributable to stockholders of Sunrise Real Estate Group, Inc.	$62,654,630	$30,434,082
Earnings per share - basic and fully diluted	$0.91	$0.44

Weighted average common shares outstanding - Basic and fully diluted	68,691,925	68,691,925

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

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$62,866,782	$27,367,175

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	503,790	602,002
Loss (gain) on disposal of property and equipment	38,994	(2,971,028)

Bad debt	90,603	96,372
Equity in net loss (gain) of unconsolidated affiliates	(68,493,355)	(29,092,782)
Impairment loss on long-term investments	426,984	288,309
Changes in assets and liabilities
Accounts receivable	586,530	317,772
Promissory deposits	65,259	992,049
Real estate property under development	12,560,521	(4,897,263)
Customer deposits	(15,642,207)	38,877,133
Amount due from unconsolidated affiliates	372,197	(469,954)
Other receivables and deposits	(560,972)	(4,155,457)
Deferred tax assets	-	(213,242)
Accounts payable	1,093,145	(4,695,878)
Other payables and accrued expenses	(752,517)	245,621
Interest payable on promissory notes	-	59,177
Interest payable on amounts due to directors	-	811,070
Taxes payable	4,063,835	94,917
Other Tax payable	14,465	(54,267)
Net cash provided by (used in) operating activities	(2,765,946)	23,201,726

Cash flows from investing activities
Acquisition of property, plant and equipment	(15,723)	(81,604)
Transactional financial assets	(22,438,037)	-
Dividend distribution of affiliates	57,445,961	-
Proceeds from disposal of property and equipment	-	8,937,274
Capital contribution to unconsolidated affiliates	-	(1,153,236)
Advances to an unconsolidated affiliate	-	(451,427)
Repayment of advances to unconsolidated affiliates	-	257,437
Net cash provided by investing activities	34,992,201	7,508,444

Cash flows from financing activities
Restricted cash	(722,337)	(177,540)
Capital injection from non-controlling interest of new consolidated subsidiaries	-	60,124
New bank loans	-	24,393,543
Repayments of bank loans	(15,710,845)	(39,952,472)
Advances from directors	7,945,377	297,085
Repayments of advances from directors	(9,122,540)	(5,020,980)
Advances from an affiliate	45,581,379	86,881,378
Repayments to an affiliate	(65,231,905)	(83,607,071)
Proceeds from promissory notes	-	1,862,568
Repayments of promissory notes	(180,113)	(8,173,426)
Net cash (used in) financing activities	(37,440,984)	(23,436,791)

Effect of exchange rate changes on cash and cash equivalents	2,391,328	476,449

Net increase (decrease) in cash and cash equivalents	(2,823,401)	7,749,828
Cash and cash equivalents at beginning of year	8,693,345	943,517
Cash and cash equivalents at end of year	$5,869,944	$8,693,345

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. (“SRRE”) and its subsidiaries (collectively referred to as “the Company”, “our” or “us”) was incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“ Parallax ”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On April 25, 2006, Sunrise Estate Development Group, Inc. filed Articles of Amendment with the Texas Secretary of State, changing the name of Sunrise Real Estate Development Group, Inc. to Sunrise Real Estate Group, Inc., effective from May 23, 2006.

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

Impairment of Long-lived Assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“ ASC 360 ”), the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

During the year ended December 31, 2017, the Company provided an allowance for impairment loss on investments in unconsolidated affiliates of $426,984 (2016: $288,309). As of December 31, 2017, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $426,984 (2016: $1,428,156)."

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

The Company accounts for underwriting sales in accordance with ASC 976-605 “Accounting for Sales of Real Estate” (Formerly Statement of Financial Accounting Standards No. 66) (“ASC 976-605”). The commission revenue on underwriting sales is recognized when sales have been consummated, generally when title is transferred, and the Company no longer has substantial continuing involvement with the real estate asset sold. If the Company provides certain rent guarantees or other forms of support where the maximum exposure to loss exceeds the gain, it defers the related commission income and expenses by applying the deposit method. In future periods, the commission income and related expenses are recognized when the remaining maximum exposure to loss is reduced below the amount of income deferred.

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

Net Earnings (Loss) per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share” (“ ASC 260 ”). Under the provisions of ASC 260, basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share recognizes common stock equivalents, however; potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

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

NOTE 8 - PROPERTY AND EQUIPMENT , NET

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

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of December 31, 2017, the investment in WHYYL was $54,088, which included its equity in loss of WHYYL, net of income taxes, totaling $6,920,837 as of December 31, 2017.

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

As of December 31, 2017, the Company has a balance of $2,686,498 (2016: $2,892,256) due from WHYYL, which was no longer charged interest from September 1, 2014

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of December 31, 2017. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is developing its own online shopping platform where consumers can purchase the cosmetics and skincare products as well as products imported into China. The online shopping platform was in operation in 2017.

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

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 25 th Fl., Bldg A	44,511,400	(1)	64.80%
Common	Lin Hsin-Hung Hengfeng Road, No. 638, 25 th Fl., Bldg A	334,750	(2)	0.49%
Common	Lin Chao Chun	1,511,400	(3)	2.2%
All Directors and Officers As a Group		46,357,550		67.49%

Common	Better Time International	3,530,000	(4)	5.14%
Common	Good Speed Service Limited	3,469,572	(5)	5.05%
Non-Officers and Directors		6,999,572		10.19%

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

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2017 was $108,843, which is unsecured, interest-free and payable on demand.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011), incorporated by reference from 8-K filed January 21, 2011

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited, incorporated by reference from 8-K filed August 20, 2014

10.23	Stock purchase agreement dated November 10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited, incorporated by reference from 8-K filed November 10, 2014

10.24	Consulting Agreement dated December 1, 2016 between the Company and Shanghai Da Er Wei Trading Company Limited. Incorporated by reference from Form 10-K filed on May 15, 2018.

14	Code of Ethics (Incorporated by reference from Form 10-K dated December 31, 2016)

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006. (Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Pan Yu-Jen, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Pan Yu-Jen, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO. (Incorporated by reference from Form 8-K dated March 27, 2012)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Pan Yu-Jen

By:	Pan Yu-Jen
Principal Executive Officer and Director

DATE: October 5, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	President and Chairman	October 5, 2018
Lin Chi-Jung

/s/ Pan Yu-Jen	Principal Executive Officer and Director	October 5, 2018
Pan Yu-Jen

/s/ Mi Yong Jun	Principal Financial Officer	October 5, 2018
Mi Yong Jun

/s/ Lin Chao-Chin	Director	October 5, 2018
Lin Chao-Chin

/s/ Lin Hsin-Hung	Director	October 5, 2018
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	October 5, 2018
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	October 5, 2018
Li Xiao-Gang

/s/ Chen Ren	Director	October 5, 2018
Chen Ren

