Form 10-Q
period 2018-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2018-12-17
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 14, 2018 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$8,704,999	$5,869,944
Restricted cash (Note 3)	372,722	1,068,805
Transactional financial assets (Note 4)	22,074,141	23,152,639
Accounts receivable	367,475	350,524
Promissory deposits (Note 5)	114,484	120,529
Real estate property under development (Note 6)	63,422,830	67,974,281
Amount due from an unconsolidated affiliate (Note 10)	2,559,617	2,686,498
Other receivables and deposits, net (Note 7)	8,911,324	6,719,078
Total current assets	106,527,592	107,942,298

Property and equipment, net (Note 8)	1,125,992	1,283,901
Investment properties, net (Note 9)	3,784,608	4,255,265
Deferred tax assets	641,166	591,300
Investment in an unconsolidated affiliate (Note 10)	109,606,139	50,677,228
Other investments	145,366	153,041
Total assets	$221,830,863	$164,903,033

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note11)	1,453,657	1,530,409
Accounts payable (Note 14)	2,025,184	3,767,578
Amounts due to directors (Note 12)	1,344,898	5,263,171
Amount due to an affiliate (Note 15)	30,612,447	18,579,652
Customer deposits (Note 16)	38,655,726	41,468,361
Other payables and accrued expenses (Note 13)	1,004,574	961,235
Other taxes payable	218,282	261,633
Income taxes payable (Note 17)	982,273	776,110
Total current liabilities	76,297,041	72,608,149

Long term income tax payable (Note 17)	3,364,677	3,623,499
Deferred government subsidy (Note 18)	4,818,208	5,072,605
Total liabilities	84,479,926	81,304,253

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares	686,919	686,919
Authorized; 68,691,925 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	2,671,691	931,510
Retained Earnings	128,057,045	68,975,118
Accumulated other comprehensive income	(4,208,023)	3,095,469
Total deficit of Sunrise Real Estate Group, Inc.	134,777,640	81,259,024
Non-controlling interests	2,573,297	2,339,756
Total shareholders’ equity	137,350,937	83,598,780
Total liabilities and shareholders’ equity	$221,830,863	$164,903,033

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenues	$1,664,317	$3,164,421	$5,162,387	$21,924,881
Cost of revenues	(999,707)	(2,866,938)	(3,087,307)	(18,042,808)
Gross profit	664,610	297,483	2,075,080	3,882,073

Operating expenses	(213,874)	(198,238)	(1,306,001)	(811,076)
General and administrative expenses	(779,372)	(777,367)	(1,897,276)	(2,165,401)
Operating profit (loss)	(328,636)	(678,122)	(1,128,197)	905,596

Other income (expenses)
Interest income	33,981	7,277	64,375	24,420
Interest expense	56,026	(119,334)	(2,246,270)	(350,666)
Equity in net gain of affiliate	33,343,384	15,908,212	64,679,542	48,663,103
Other income (loss), net	497,072	(436,877)	783,470	687,377
Total other Income	33,930,463	15,359,278	63,281,117	49,024,234

Income before income taxes	33,601,827	14,681,156	62,152,920	49,929,830

Income tax benefit	(980,563)	1,870	(961,626)	63,974

Net income	32,621,264	14,683,026	61,191,294	49,993,804
Less: Net income (loss) attributable to non-controlling interests	(236,314)	(1,525,539)	(369,185)	(1,667,998)
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$32,384,950	$13,157,487	$60,822,109	$48,325,806
Net income	32,261,264	14,683,026	61,191,294	49,993,804

Other comprehensive income (loss)
Foreign currency translation adjustment	(5,319,554)	1,118,977	(7,439,136)	1,496,624
Comprehensive income	27,301,710	15,802,003	53,752,158	51,490,428

Less: Comprehensive (income) loss attributable to non-controlling interests	(134,582)	(1,598,747)	(233,541)	(1,815,269)
Total comprehensive income attributable to shareholders of Sunrise Real Estate Group, Inc.	27,167,128	14,203,256	53,518,617	49,675,159
Loss per share – basic and fully diluted	$0.47	$0.21	$0.89	$0.72

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$61,191,294	$49,993,804

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	363,713	393,677
Loss (Gain) on disposal of property, plant and equipment	4,174	30,286
Equity in net loss (income) of an unconsolidated affiliate	(64,678,404)	(49,554,152)
Changes in assets and liabilities
Accounts receivable	(36,332)	637,340
Promissory deposits	-	64,780
Real estate property under development	1,202,082	12,671,666
Customer Deposits	(771,198)	(9,933,276)
Amount due from unconsolidated affiliates	(8,260)	374,645
Other receivables and deposits	(2,661,208)	(1,296,695)
Deferred tax assets	(83,670)	(63,975)
Accounts payable	(1,634,516)	(1,229,537)
Other payables and accrued expenses	96,324	(671,833)
Other taxes payable	(31,807)	16,636
Income taxes payable	(946)	(172,241)
Net cash provided by operating activities	(7,048,754)	1,261,125

Cash flows from investing activities
Purchases of property and equipment	(3,665)	(11,159)
Transactional financial assets	(86,947)	(19,581,284)
Dividend distribution of affiliates	-	23,090,780
Repayment of advances to unconsolidated affiliate	-	-
Net cash provided by investing activities	(90,612)	3,498,337

Cash flows from financing activities
Restricted cash	676,010	(727,022)
Bank loan repayments	-	(6,072,112)
Capital injection from non-controlling interests of consolidated subsidiaries	-	36,807
Advances from directors	24,578	50,876
Repayments of advances from directors	(3,870,889)	-
Advances from an affiliate	13,118,432	17,400,270
Repayments to an affiliate	(135,820)	(799,894)
Repayments of promissory notes	-	(178,789)
Net cash provided in (used by) financing activities	9,812,311	9,710,136

Effect of exchange rate changes on cash and cash equivalents	162,110	(822,055)

Net increase (decrease) in cash and cash equivalents	2,835,055	13,647,543
Cash and cash equivalents at beginning of period	5,869,944	8,693,345
Cash and cash equivalents at end of period	$8,704,999	$22,340,888

Supplemental disclosure of cash flow information
Income taxes paid	$1,094,024	$172,236
Interest paid	139,237	581,216

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

As of September 30, 2018, the Company has the following major subsidiaries and equity investment.

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

6

*

After the equity transaction in February 2015, the Company holds 75.25% equity of SZSY. The various subsidiaries holds the percentage of SZSY is as follows: SZXJY, SHXJY, CY-SRRE holds 36.75%, 26% and 12.5% respectively.

**	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
***	On June 20, 2018, SHDEW sold additional shares of capital stock to increase its registered capital, which diluted the Company’s equity interest of SHDEW from 23.08% to 20.75%.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of September 30, 2018 and the results of operations for the nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of September 30, 2018 and December 31, 2017 are $1: RMB6.8792 and $1: RMB6.5342, respectively.

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

For the nine months ended September 30, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

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

The Company is required to perform an impairment assessment of its investments whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. The Company did not record impairment losses for the period reported.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of September 30, 2018 and December 31, 2017, the balance of deferred government subsidy was $4,818,208 and $5,072,605, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which replaces most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We adopted ASC 606 effective January 1, 2018, using the modified retrospective method. There was no significant impact to the opening balance of reinvested earnings as of January 1, 2018.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of September 30, 2018 and December 31, 2017, the Company held cash deposits of $372,722 and $1,068,805 as guarantee to the banks which provides mortgage loan to individual customers of our construction products. These balances are subject to withdrawal restrictions and were not covered by insurance.

NOTE 4– TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2018, we have $22,074,141 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.8% to 5.45% depending on the amount and time period invested.

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

For the period ended of September 30, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of September 30, 2018, land use rights included in real estate property under development totaled $63,422,830.

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2018	2017

Advances to staff	$100,492	118,835
Rental deposits	37,762	72,531
Prepaid expense	18,033	22,572
Prepaid tax	4,543,100	4,687,947
Other receivables	4,211,937	1,817,193
	$8,911,324	$6,719,078

Other receivables and deposits as of September 30, 2018 and December 31, 2017 are stated net of allowance for doubtful accounts of $316,910 and $674,478, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2018	2017

Furniture and fixtures	$160,687	$166,660
Computer and office equipment	155,034	163,969
Motor vehicles	533,844	602,260
Properties	2,199,306	2,315,428
	3,048,871	3,248,317
Less: Accumulated depreciation	(1,922,879)	(1,964,416)
	$1,125,992	$1,283,901

Depreciation and amortization expense for property and equipment amounted to $363,713 and $130,088 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2018	2017

Investment properties	$9,001,166	$9,476,420
Less: Accumulated depreciation	(5,216,558)	(5,221,155)
	$3,784,608	$4,255,265

Depreciation and amortization expense for investment properties amounted to $992,478 and $607,940 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 10 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (20.75%). As of September 30, 2018, the investment amount in WHYYL and SHDEW were $0 and $109,606,139 separately.

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

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of September 30, 2018 the investment in WHYYL was $0, which included its equity in net loss of WHYYL, net of income taxes, totaling $514,794 as of September 30, 2018. The following table sets forth the unaudited financial information of WHYYL.

For the period ended of September 30, 2018, the company had recognized the net revenue and cost of revenue of WHYYL project at a certain proportion.

	Nine Months ended September 30,
	2018	2017

Revenues	$-	$-

Net loss	$514,794	$3,854,857

	September 30,	December 31,
	2018	2017

Current assets	$12,666,877	$19,066,691
Non-current assets	8,006	9,736
Total assets	12,674,884	19,076,427

Current liabilities	13,058,793	18,965,514
Total equity	$(383,909)	$110,914

As of September 30, 2018 and December 31, 2017, the Company has a balance of $2,559,617 and $2,686,498 due from WHYYL, which was no longer charged interest from September 1, 2014.

SHDEW was established in June of 2013 with its business as a skincare and cosmetic company. The company has made progress in its operation. Its Wechat stores have a membership of over a million members. It is developing its own skincare products as well as solidifying its position in the ecommerce platform.

As of September 30, 2018, the net profit for SHDEW was $329,534,733 with total equity in the amount of $530,925,028 . The following table sets for the unaudited financial information of SHDEW

	Nine Months ended September 30,
	2018	2017

Revenues	$621,953,403	$517,346,238

Net income	$329,534,733	$237,519,703

	September 30,	December 31,
	2018	2017

Current assets	$802,163,671	$647,287,630
Non-current assets	13,884,614	19,471,756
Total assets	816,048,285	666,759,387

Current liabilities	285,123,257	447,406,389
Total equity	$530,925,028,	$219,337,694

NOTE 11– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,453,657 and $1,530,409 as of September 30, 2018 and December 31, 2017, respectively.

The promissory note with a principal as of September 30, 2018 amounting to $726,829 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2018 and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $726,829 and $765,205, respectively.

The promissory note with a principal as of September 30, 2018 amounts to $726,829 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2018 and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $726,829 and $765,205, respectively.

For the nine months ended September 30, 2018, the interest expense related to these promissory notes was $NIL.

NOTE 12– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2018	2017

Lin Chi-Jung	$1,282,755	$5,154,329
Lin Hsin-Hung	62,143	108,842
	$1,344,898	$5,263,171

(a)	The balance due to Lin Chi-Jung consists of unpaid salaries and reimbursements and advances together with unpaid interest.

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2018 and December 31, 2017 were $1,282,755 and $5,154,329, respectively. The balances are unsecured and interest bearing at rates was 0% per annum.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2018	2017

Accrued staff commission and bonus	$295,042	$302,710
Rental deposits received	87,896	161,055
Bid bond	203,512	-
Dividends payable to non-controlling interest	195,597	291,546
Other payables	222,527	205,924
	$1,004,574	$961,235

NOTE 14- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and GXL project. As of September 30, 2018 and December 31, 2017, the company’s account payable amounted to $2,025,184 and $3,767,578.

NOTE 15 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $30,099,829 from SHDEW is for operations and is unsecured, has an interest between 4.35% to 4.6% and payable on demands. The amount due to JXSY, in the amount of $512,618, were intercompany transfers for day to day operation.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of Linyi project and GXL project, which was pre-sale collection from our customers. As of September 30, 2018 and December 31, 2017, the company’s customer deposits amounted to $38,655,726 and $41,613,715.

NOTE 17 – INCOME TAX PAYABLE

The 2017 Tax Act was enacted on December 22, 2017. Due to the complexities involved in the accounting for the 2017 Tax Act, the SEC issued SAB 118, which provides guidance on the application of US GAAP for income taxes in the period of enactment. SAB 118 requires companies to include in their financial statements a reasonable estimate of the impact of the 2017 Tax Act, to the extent such an estimate has been determined. As a result, our financial results reflect the income tax effects of the 2017 Tax Act for which the accounting is complete, as well as provisional amounts for those impacts from the 2017 Tax Act.

NOTE 18– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of September 30, 2018 and December 31, 2017, the Company’s deferred government subsidy amounted to $4,818,208 and $5,072,605, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2018 and 2017 were $92,131 and $162,297, respectively.

As of September 30, 2018, the Company had the following operating lease obligations.

Amount

Within one year	$43,961
Two to five years	-
$43,961

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2018 and December 31, 2017, the Company’s statutory reserve fund was $2,671,691 and $931,510, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended September 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$257,284	$1,407,033	$-	$-	$1,664,317
Cost of revenues	(168,304)	(831,402)	-	-	(999,707)
Gross profit	88,980	575,630	-	-	664,610

Operating expenses	(115,108)	(98,674)	-	(92)	(213,874)
General and administrative expenses	(502,436)	(207,430)	-	(69,506)	(779,372)
Operating loss	(528,564)	269,526	-	(69,598)	(328,636)

Other income (expenses)
Interest income	30,222	3,261	-	498	33,981
Interest expense	-	3,473	52,553		56,026
Other income, Net	206,873	35,383	254,809	7	497,072
Equity in net income (loss) of unconsolidated affiliates	-	-	33,343,384	-	33,343,384
Total other (expenses) income	237,095	42,117	33,650,746	505	33,930,463

Income (loss) before income taxes	(291,469)	311,643	33,650,746	(69,093)	33,601,827
Income tax	(992,913)	12,350	-	-	(980,563)
Net Income (loss)	$(1,284,382)	$323,993	$33,650,746	$(69,093)	$32,621,264

	Nine Months Ended September 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$1,147,654	$4,014,733	$-	$-	5,162,387
Cost of revenues	(659,007)	(2,428,300)	-	-	(3,087,307)
Gross profit	488,647	1,586,433	-	-	2,075,080

Operating expenses	(805,529)	(50,198)	-	(274)	(1,306,001)
General and administrative expenses	(928,794)	(586,819)	-	(381,663)	(1,897,276)
Operating loss	(1,245,676)	499,416	-	(381,937)	(1,128,197)

Other income (expenses)
Interest income	50,778	8,004	-	5,593	64,375
Interest expense	-	(139,237)	(2,107,033)	-	(2,246,270)
Other income, Net	32,397	(109,589)	860,918	(256)	783,470
Equity in net income (loss) of unconsolidated affiliates	-	-	64,679,542	-	64,679,542
Total other (expenses) income	83,175	(240,822)	63,433,427	5,337	63,281,117

Income (loss) before income taxes	(1,162,501)	258,594	63,433,427	(376,60)	62,152,920
Income tax	(1,045,296)	83,670	-	-	(961,626)
Net Income (loss)	$(2,207,797)	$342,264	$63,433,427	$(376,600)	$61,191,294

	Three Months Ended September 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$445,566	$2,697,459	$-	$21,396	$3,164,421
Cost of revenues	(284,127)	(2,509,005)	-	(73,806)	(2,866,938)
Gross profit	161,439	188,454	-	(52,410)	297,483

Operating expenses	(157,085)	(36,046)	-	(5,107)	(198,238)
General and administrative expenses	(278,386)	(350,259)	-	(148,722)	(777,367)
Operating loss	(274,032)	(197,851)	-	(206,239)	(678,122)

Other income (expenses)
Interest income	4,994	2,188	-	95	7,277
Interest expense	(119,334)		-		(119,334)
Other income, Net	(38,911)	(397,966)	-	-	(436,877)
Equity in net income (loss) of unconsolidated affiliates	-	-	15,908,212	-	15,908,212
Total other (expenses) income	(153,251)	(395,778)	15,908,212	95	15,359,278

Income (loss) before income taxes	(427,283)	(593,629)	15,908,212	(206,144)	14,681,156
Income tax		1,870	-	-	1,870
Net Income (loss)	$(427,283)	$(591,759)	$15,908,212	$(206,144)	$14,683,026

	Nine Months Ended September 30, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$3,461,721	$18,441,764	$-	$21,396	21,924,881
Cost of revenues	(801,351)	(17,097,524)	-	(143,933)	(18,042,808)
Gross profit	2,660,370	1,344,240	-	(122,537)	3,882,073

Operating expenses	(426,444)	(375,475)	-	(9,157)	(811,076)
General and administrative expenses	(834,520)	(1,172,985)	-	(157,896)	(2,165,401)
Operating loss	1,399,406	(204,220)	-	(289,590)	905,596

Other income (expenses)
Interest income	14,895	9,283	-	242	24,420
Interest expense	(350,666)		-	-	(350,666)
Other income, Net	1,065,491	(378,114)	-	-	687,377
Equity in net income (loss) of unconsolidated affiliates	-	-	48,663,103	-	48,663,103
Total other (expenses) income	729,720	(368,831)	48,663,103	242	49,024,234

Income (loss) before income taxes	2,129,126	(573,051)	48,663,103	(289,348)	49,929,830
Income tax	-	63,974	-	-	63,974
Net Income (loss)	$2,129,126	$(509,077)	$48,663,103	$(206,144)	$49,993,804

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of September 30, 2018
Real estate property under development	$-	$63,422,830	$-	$-	$63,422,830
Total assets	2,730,819	78,716,319	131,825,646	8,558,079	221,830,863

As of September 30, 2017
Real estate property under development	$-	$66,704,455	$-	$-	$66,704,455
Total assets	26,140,675	80,340,124	85,612,995	155,974	192,249,768

NOTE 22 - SUBSEQUENT EVENTS

On October 29, 2018, the Company declared a cash dividend of $0.10 per share payable January 28, 2019 to shareholders of record of December 28, 2018. The ex-dividend date will be December 26, 2018.

In October 2018, the Company’s subsidiaries, SHSY and LYRL, received cash dividends from SHDEW in an aggregate amount of 248,952,000RMB (approximately $35,741,235 US).

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project includes seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of September 30, 2018, the project has sold all of the apartment units with an area of 81,221 square meters. For the period ended of September 30, 2018, the company WHYYL had recognized the net revenue and cost of revenue of WHYYL the project at a certain proportion.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013, we have made sales of 116 units at the end of September 30, 2018. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017. For the period ended of September 30, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

On March 13, 2014, the Company signed a joint development agreement with ZhongjiPufa Real Estate Co. According to this agreement, the Company obtained a right to develop the GXL project, which is located in the Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. Presale began on March 2016, and construction was completed on March of 2017. As of September 30, 2018, the project had sold 79 units with a sales area of 3,967 square meters (There are 18 units presale contract termination out of maximum presale of 97 units.). The project is preparing for the final acceptance of construction by the government authorities.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of December June 301, 20172018. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has its own online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform is currently in operation. On June 20th, 2018 SHDEW increased its share capital, this decreased the Company’s equity interest of SHDEW from 23.08% to 20.75%.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the nine months ended September 30, 2018 and 2017

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2018 with comparisons to the period ended September 30, 2017.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018	% to total	2017	% to total	% change	2018	% to total	2017	% to total	% change
Agency sales	92,692	6	218,510	7	(58)	604,591	12	753,278	3	(20)
Property management	164,593	10	205,145	6	(20)	543,064	11	513,917	2	6
House sales	1,407,032	84	2,697,459	85	(48)	4,014,733	77	18,441,764	84	(78)
Service sales	-	0	43,307	2	(100)	-	0	2,215,922	11	(100)
Net revenues	1,664,317	100	3,164,421	100	(47)	5,162,387	100	21,924,881	100	(76)

The net revenue in the third quarter of 2018 was $1,664,317, which decreased 47% from $3,164,421 in the third quarter of 2017. The net revenue in the first three quarter of 2018 was $5,162,387, which was decreased by 76% from $21,924,881 in the first three quarter of 2017. In the third quarter of 2018, agency sales represented 6% of our net revenues, property management represented 10% and house sales represented 84%. In the first three quarters of 2018, agency sales represented 12% of our net revenues, property management represented 11% and house sales represented 77%. The decrease in net revenue in the first three quarter of 2018 was mainly due to less unit recognized house sales for the Linyi Project.

Agency sales

In the third quarter and first three quarters of 2018, 6% and 12%, respectively, of our net revenues were attributable to agency sales. As compared with similar periods in 2017, net revenue of agency sales decreased 58% and 20%, respectively, in the third quarter and the first three quarters of 2018. The primary reason was there were less sales in our agency projects.

Property Management

Property management represented 11% of our revenue in the first three quarter of 2018 and revenue from property management increased by 6% compared with same period in 2017.

House sales

House sales represented 77% of our revenue in the first three quarter of 2018 and revenue from house sales decreased by 78% compared with same period in 2007.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018	% to total	2017	% to total	% change	2018	% to total	2017	% to total	% change
Agency sales	60,423	6	131,661	5	(54)	302,129	10	439,661	2	(31)
Property management	107,881	11	152,466	5	(29)	356,878	11	361,690	2	(1)
House sales	831,403	83	2,509,005	88	(67)	2,428,300	79	17,097,524	95	(86)
Service sales	-	0	73,806	2	(100)	-	0	143,933	1	(100)
Cost of revenues	999,707	100	2,866,937	100	(65)	3,087,307	100	18,042,808	100	(83)

The cost of revenues of the third quarter of 2018 was $999,707, which decreased 65% from $2,866,937 during the third quarter of 2017. The cost of revenues of the first three quarters of 2018 was $3,087,307, which decreased 83% from $18,042,808 during the first three quarters of 2017. In the third quarter of 2018 agency sales represented 6% of our cost of revenues, property management represented 11% and house sales represented 83%. In the first three quarters of 2018, agency sales represented 10% of our cost of revenues, property management represented 11% and house sales represented 79%. The decrease in cost of revenue in the third quarter and decrease in the first three quarters of 2018 was mainly due to the less amount recognized cost of revenue of Linyi project.

Agency sales

The cost of revenue for agency sales in the first three quarter, 2018 was $302,129, an decrease of 31% from $439,661 in the same period in 2017. This decrease was mainly due to the decrease in our commissions from the decrease in sales of agency sales in the first three quarter of 2018.

Property management

The cost of revenue for property management in the first three quarter of 2018 was $356,878, decreased by 1% from $361,690 in the same period in 2017.

House sales

In the first three quarters of 2018, the Company have recognized the cost of house sales of Linyi project. And house sales represented 79% of our cost of revenue in the first three quarter of 2018.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018	% to total	2017	% to total	% change	2018	% to total	2017	% to total	% change
Agency sales	51,094	24	90,615	46	(44)	212,024	16	266,478	33	(20)
Property management	64,013	30	66,468	33	(4)	593,505	45	159,966	20	271
House sales	98,674	46	36,047	18	174	500,198	38	375,475	46	133
Service sales	92	0	5,107	3	(98)	274	1	9,157	1	274
Operating expenses	213,873	100	198,237	100	8	1,306,001	100	811,076	100	61

The operating expenses for the third quarter of 2018 were $213,873, which increased 8% from $192,237 for the same period in 2017. The total operating expenses for the first three quarters of 2018 were $1,306,001, which increased 61% from $811,076 for the same period in 2017. In the third quarter of 2018, agency sales represented 24% of the total operating expenses, property management represented 30%, service sales represented 0% and house sales represented 46%. In the first three quarters of 2018, agency sales represented 16% of the total operating expenses, property management represented 45%, service sales represented 1% and house sales represented 38%. The increase in the overall operating expense was due to the increase in consulting fee under property management for the first three quarters of 2018.

Agency sales

The operating expenses for agency sales in the first three quarter of 2018 were $212,024 which decreased by 20% from $266,478 in the same period in 2017.

Property management

The operating expenses for property management in the first three quarter of 2018 were $593,505 which increased 271% from $159,966 in the same period in 2017.

Service Sales

The service sales in the first three quarter of 2018 were $274, which decreased 97% from $9,157 in the same period in 2017.

House sales

The operating expenses for house sales in the first three quarter of 2018 were $500,198 which increased 133% from $375,475 in the same period in 2017.

General and Administrative Expenses

The general and administrative expenses in the first three quarter of 2018 were $1,897,276, decreased by 12% from $2,165,401 in the same period in 2017. This decrease was mainly due to a decrease in staff cost, professional service fee and so on.

Interest Expenses

Interest expenses in the first three quarter of 2018 were $2,246,270 increased by 541% from $350,666 in the same period in 2017. The interest expenses were mainly incurred the advance from affiliate of the company. This increase was mainly due to the incurred interest expense of advance from affiliate.

Equity in net gain (loss) of affiliates

Equity in net gain in the first three quarters of 2018 was $68,421,548, an increase of 41% from a net gain of $48,663,103 in the same period in 2017. The equity in net gain (loss) of an affiliate was mainly the investment value variety of WHYYL and SHDEW. This increase was mainly due to the equity gain of SHDEW.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2018 was $1,344,898. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances are unsecured, interest-free and have no fixed term of repayment.

The advances together with unpaid interest as of September 30, 2018 and December 31, 2017 were $1,282,755 and $5,154,329, respectively. The balances are unsecured and interest bearing at rates was 0% per annum.

Amount due to Lin Hsin Hung

The amount of $62,143 represents the salary payable to Lin Hsin Hung.

Amount due from affiliates

The amount of $2,559,617 is due from WHYYL, our Wuhan project development company.

Amount due to affiliate

The temporary borrowing, in the amount of $30,099,829 from SHDEW is for operations and is unsecured, has an interest between 4.35% to 4.6% and payable on demands. The amount due to JXSY in the amount of $512,618, were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarter of 2018, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects and property management business, as well as the dividend distribution, advances and intercompany transfers from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $8,704,999.

The Company’s operating activities used cash in the amount of $7,048,754, which was primarily attributable to the repayment of account payable of our real estate property development.

The Company’s investing activities used cash resources of $90,612, which was primarily attributable to the investment of transactional financial assets.

The Company’s financing activities provided cash resources of $9,812,311, which was primarily attributable to advances from affiliates.

The potential cash needs for 2018 will be the payment of property projects as well as our development projects in GXL project and Linyi project.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: December 17, 2018

By: /s/ Pan, Yu-Jen
Pan, Yu-Jen, Chief Executive Officer

Date: December 17, 2018

By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer

