Form 10-K
period 2018-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2019-08-23
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Shanghai, PRC 200070

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: + 86-21-6139-8018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SRRE	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act of 1934. Yes ☐ No ☑

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☑	Smaller reporting company☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $153,348, based on the average opening and closing price of $0.22 for the Common Stock on June 29, 2018.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of August 23, 2019 was 68,691,925 shares.

PART I

ITEM 1. BUSINESS

Corporate History

The principal activities of Sunrise Real Estate Group, Inc. (“SRRE”) and its subsidiaries (collectively referred to as the “Company”) are real estate development and property brokerage services, including real estate marketing services, property leasing services; and property management services in the People’s Republic of China (“PRC”). Our current ownership interests in our various subsidiaries and other entities are set forth in the below organizational chart below.

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly-owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, the principal and controlling shareholder of which was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC and SHXJY held a 90% equity interest in SZXJY at the time.

On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the sale and transfer, CY-SRRE effectively held an 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding a 12.5% equity interest, SHXJY holding a 26% equity interest and the director of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that provided that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. As a result of the voting agreement, SRRE effectively holds 51% of the voting power of SZSY. On September 24, 2007, CY-SRRE sold a 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the sale, CY-SRRE held a 75% equity interest in SZXJY.

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

In 2011, we acquired a 49% ownership interest in Wuhan Yuan Yu Long Property Development Company Limited (“WHYYL”). The purpose of this project company is for a development project in Wuhan.

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

On May 23, 2006, Sunrise Estate Development Group, Inc. changed its name to Sunrise Real Estate Group, Inc.

General Business Description

SRRE went through a series of transactions leading to the completion of a reverse merger on October 5, 2004. Prior to the closing of the exchange agreements described in “Corporate History” above, SRRE was an inactive "shell" company. Following the closing, SRRE, through its two wholly owned subsidiaries, CY-SRRE and LRY, has engaged in the property brokerage services, real estate marketing services, property leasing services and property management services in the PRC.

The Company recognizes that in order to differentiate itself from the market, it should avoid direct competition with large-scale property developers who have their own marketing departments. Our objective is to develop a niche position with marketing alliances with mid-sized and smaller developers and become their outsourcing marketing and sales agents. This strategic plan is designed to expand our activities beyond our existing revenue base, enabling us to assume higher investment risk and giving us flexibility in collaborating with partnering developers. The plan is aimed at improving our capital structure, diversifying our revenue base, and creating higher values and equity returns.

SRRE operates through its wholly owned subsidiaries, CY-SRRE and LRY. CY-SRRE and LRY do not have operations themselves but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through its wholly owned subsidiaries, SHSY. SHXJY and SHSY are property agency business earning commission revenue from marketing and sales services to developers. Our company organization chart is as follows:

Figure 1: Company Organization Chart

Sunrise Real Estate Group, Inc.
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
Lin Ray Yang Enterprise Ltd., BVI
15%
100%
Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd.
100%
Shanghai Shang Yang Investment Management and Consulting Co., Ltd. 1
60%
Huaian Zhanbao Industrial Co., Ltd.
12.5%
26%
75%
Suzhou Xin Ji Yang Real Estate Consult. Co. Ltd.
49%
Suzhou Shang Yang Real Estate Consult.Co. Ltd.
60%
Shanghai Xin Ji Yang Real Estate Brokerage. Co., Ltd.
100%
Shangqiu Shang Yang Real Estate Consult. Co. Ltd.
51%
Shanghai Huitian Wealth Mgmt. Co,. Ltd
60%
Wuhan GFH Real Estate Consult. Co. Ltd.
100%
Shanghai Rui Jian Design Co. Ltd.
100%
Sanya Shang Yang Real Estate Consult. Co., Ltd
13.07%
Zhong Ji Pu Fa Real Estate Co,.. Ltd 2
Shanghai Daerwei Trading Co., Ltd
7.56%
100%
Linyi Rui Lin Construction and Design Co. Ltd
24%
Linyi Shang-Yang Real Estate Dev. Co. Ltd.
49%
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

For the fiscal year ended December 31, 2018, 9% of our net revenues of $763,622 was generated from our brokerage operations. For these services we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the entire China market, with a particular focus on secondary cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou and Wuhan.

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. Beginning in 2012, we commenced our first development project in Wuhan and Linyi and started the initial construction in the first quarter of 2012. In Wuhan, we commenced the construction of Phase 1 of the project in the third quarter of 2012.There are a total of eight buildings. The eight buildings that are open for sale currently have a 90% sales rate. As of May 31, 2019, the project has sold 726 apartment units with an area of 81,221 square meters. All apartment units have been sold and only store fronts on the first floor and parking lots remain on sale.

Since October 20, 2014, the Linyi project has constructed 123 units, which encompasses approximately 40% of the gross sales area. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. We are applying for bank loans and other forms of funding. However, there are no assurances we will be able to obtain future financings. As of May 31, 2019, the Linyi project has sold 119 units with a sales area of 45,005 square meters and we have started phase two construction of about 17,000 square meters.

SHDEW was established in June 2013 as a skincare and cosmetic company. We own 20.63% of the common stock of SHDEW. The company has made progress in its operations. It has become an ecommerce business with its own app and a membership of over a million members as of December 31, 2018. SHDEW is developing its own skincare products as well as solidifying its position in the ecommerce platform.

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

We added a business line in 2015 as part of our service sales. The business line mainly provides business consulting services.

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

9% of our revenue in 2018 was from commission-based services. We secure these projects via bidding or direct appointments. As a result of our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

Normally, before a developer retains us, we evaluate and determine the Average Sales Value of a project. This value will be proposed to the developer, and the parties agree on an Average Sales Value as the basis of our agency agreement. The actual sales price of the project is generally priced higher than the Average Sales Value depending on market conditions. On average, we have been able to sell the property at a small premium over Average Sales Value.

Our normal commission structure is a combination of the following:

a) Base Commission of 1.0% - 1.5% based on the Average sales value.

b) Surplus Commission of 10% - 30% based on the difference between Average Sales Value and actual sales price.

Our wholly owned subsidiaries, SHXJY and SHSY, engage in this sales and marketing phase of our business.

Real Estate Development

In mid-2011, we established a project company in Wuhan of which we own 49%. We commenced the construction of phase one of the project in the third quarter of 2012 and the pre-sale of the phase one in the first quarter of 2013. There are a total of 8 buildings. As of May 30, 2019, all residential units have been sold except for commercial shops and underground park units.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2018 have constructed 123 units, which include all units in phase 1 which we completed construction in May 2015. The sales started in November 2013; we have made sales of 104 units by the end of May 2019. Proceeds from sales will be used to finance the construction of the subsequent phases of the project. Phase 2 has begun construction of 17,000 square meters (“sqm”) in October 2017. We have completed 8,832 sqm of Phase 2 and began the its sale on October 2018 with 45 units. We sold 41 units (8,054 sqm) as of May, 2019.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company obtained the right to develop the Guangxin Lu (“GXL”) project, which is located in the Putuo District, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. Presale began on March 2016, and construction was completed on March of 2017. As of June 14, 2019, the project has sold 79 units with a sales area of 3,967 square meters. There are 18 units subject to presale contract termination out of a total of 97 presale units. The project is preparing for the final acceptance of construction by the government authorities. Regulations issued in 2017 require that all commercial and office buildings be used in accordance to what it was originally intended for when the project registered its plans. Our GXL project was inspected by the government and was found to be in accordance with our originally registered plan. However, as of June 14, 2019, we are waiting for the proper authority to allow continued sale of the units.

On December 6, 2018, the Company  established 60% ownership of an investment holding company, Huaian Zhanbao (“HAZB”), for the purpose of possible future real estate development project in Huaian. In March 2019, HAZB purchased 100%  of Huaian Tianxi Real Estate Development (“Huaian Tianxi”) for $0 from SHDEW. The Company, indirectly through Huaian Tianxi, holds a property of 78,027 sqm with an above-ground constructible area of 195,000 sqm.

Mainland China's Property Sector

The industry's macro environment is improving, and the property sector is gradually becoming a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2014 through 2018:

GDP GROWTH
2014	7.3%
2015	6.9%
2016	6.7%
2017	6.9%
2018	6.6%

Source: National Bureau of Statistics of China

Government Regulation

In 2017, the Shanghai Municipal Construction and Construction Commission issued the Opinions on the Clarification of Commercial and Office Project (Document 2017 No. 400). This regulation requires all commercial and office buildings be used in accordance to what it was originally intended for when the project registered its plans.

The State Taxation Administration issued the Regulation of Land Value-added Tax Clearing and Administration in May 2009, effective on June 1, 2009. It requires developers to clear the land value-added tax, which have completed development projects and have finished sale, or have sold development projects under construction, to clear the land value-added tax..

In December 2009, the Ministry of Finance, Ministry of Land and Resources, Ministry of Supervision, the Central Government, and five other agencies required issued “Notice Regarding Improving Land Sales and Responsible Management” and required that the initial payment of land purchases be increased to 50% of the purchase price and that the entire purchase price be paid in full within the year. Prior to the announcement, the initial payment was around 20% to 30% of the purchase price.

On January 1, 2010, the Ministry of Finance and the State Administration of Taxation re-imposed the business tax on total proceeds from the resale of certain residential properties held for less than five years. The China Banking Regulatory Authority withdrew its earlier policy and re-imposed a minimum of 40% down payment requirement for mortgages for second housing units purchased by families. On March 8, 2010, the Ministry of Land and Resources issued a circular to further strengthen the supervision on land supply, requiring a real estate developer to pay at least 50% of the land premium within one month and 100% within one year after the land use right contract is executed. On April 17, 2010, the State Council issued the Circular on Firmly Restraining Soaring Housing Prices in Certain Cities. Pursuant to this circular,

•	A down payment must be no less than 30% of the purchase price for first self-use housing unit purchases by a family with a gross construction area of more than 90 square meters;
•	The minimum down payment for the second housing unit purchased by a family is increased from 40% to 50% and the loan interest rate must be no less than 110% of benchmark lending interest rate;
•	Down payment for the third or additional housing unit purchased by any family and the loan interest rate must be further increased significantly based on the rate for the first and second housing units, as determined by commercial banks based on their assessment of the risks;
•	Commercial banks may suspend extending loans to families for their purchases of the third or additional housing units in regions where commercial housing unit prices are too high or have risen too fast or supply of housing units is insufficient. The banks may also suspend extending loans to individuals for their purchase of housing units outside of their registered residence if they cannot furnish evidence of their tax or social insurance premium payment for at least one year locally in the region where the subject housing units are located; and
•	Local governments are allowed to limit the total number of housing units one can purchase in certain period in light of the local situation.

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

In January 2011, the State Council released an additional eight new measures to put downward pressure on property prices by:

1)	Requiring local governments to set housing price targets in proportion to local income levels for 2011;
2)	Requiring a business tax for housing sales within 5 years of purchase must be levied on total sales value;
3)	Strengthening the management of land supply for housing;
4)	Imposing purchase restrictions in all large and medium-sized cities. Families already owning a residential property are allowed to buy only one more, while those already owning two or more properties are prohibited from purchasing additional properties;
5)	Accelerating the construction of social security residential housings;
6)	Providing that the down payment ratio for second-home purchases must not be less than 60%, up from 50%, with an interest rate at least 1.1 times of the benchmark rate;
7)	Improving guidance for the media's housing market coverage;
8)	Providing for implementation & accountability for local governments over the housing price control targets.

In May 2011, the National Development and Reform Commission (“NDRC”) began the “one house, one price” policy which requires developers to enhance its disclosure of the residential properties’ offering prices and available supply volume. This policy is designed to prevent developers from posting false supply volume and prices to fuel speculative price volatility.

In July 2011, China’s State Council declared that it will continue to implement tightening policies and expand the housing purchase restrictions to second and third-tier cities.

In late February and March 2013, the PRC government issued the “New Five Policies” for administration of the housing market and detailed implementation rules, which signified the PRC government’s strong determination to curb the increase in housing prices by requiring more stringent implementation of the housing price control measures. For example, in the cities where there are existing restrictions on housing sale, if the housing prices are rising fast due to insufficient local housing supply, the local governments are required to take more stringent measures to restrict housing units from being sold to those households that own more than one housing unit.  In these cities, the minimum down payment for the second housing unit purchased by a household may be further increased from 60% and the loan interest rate may be raised to be more than 110% of benchmark lending interest rate, as the local housing price control measures require. The New Five Policies also reiterated and emphasized the implementation of the 20% income tax on capital gain generated from housing unit sale. Following the request of the central government, Beijing, Shanghai and other major cities in China have announced detailed regulations to implement the New Five Policies in late March 2013 to further cool down the local real estate markets.

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

Employees

As of December 31, 2018, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	2
Marketing Dept.	1

SZXJY
Administration Dept.	11
Research & Development Dept.	3
Accounting Dept.	6
Marketing Dept.	4

SZSY
Marketing Dept.	2
Research & Development Dept.

SHSY
Administration Dept.	4
Accounting Dept.	3
Development Dept.	5

LYSY
Accounting Dept	2
Administration Dept.	6
Construction Dept.	9
Marketing Dept.	16
Executive Dept.	3

SHRJ
Administration Dept.
Design Dept.	1
Total	85

None of our employees are represented by a labor union or bound by a collective bargaining unit. We believe that our relationship with its employees is satisfactory.

ITEM 1A. RISK FACTORS

RISK FACTORS

SRRE has identified a number of risk factors the Company faces. These factors, among others, may cause actual results, events or performance to differ materially from those expressed in this 10-K or in press releases or other public disclosures. You should be aware of the existence of these factors.

RISKS RELATING TO THE GROUP

SRRE is a holding company and depends on its subsidiaries’ cash flows to meet its obligations.

SRRE is a holding company and it conducts all of its operations through its subsidiaries. As a result, its ability to meet any obligations depends upon its subsidiaries’ cash flows and payment of funds as dividends, loans, advances or other payments. In addition, the payment of dividends or the making of loans, advances or other payments to SRRE may be subject to regulatory or contractual restrictions.

Our invoicing for commissions may be delayed.

Generally, we recognize our commission revenues after the contracts signed with developers are completed and confirmations are received from the developers. However, sometimes we do not recognize income even when we have rendered our services for any of the following reasons:

a.	The developers have not received payments from potential purchasers who have promised to pay the outstanding sum by cash;
b.	The purchasers, who need to obtain mortgage financing to pay the outstanding balance due, are unable to obtain the necessary financing from their banks;
c.	Banks are sometimes unwilling to grant the necessary bridge loan to the developers in time due to the developers’ relatively low credit rating;
d.	The developers tend to be in arrears with sales commissions and, as a result, do not grant confirmation to us to be able to invoice them accordingly.

Development of new business may stretch our cash flow and strain our operation efficiency.

Business expansion and the need to integrate operations arising from the expansion may place a significant strain on our managerial, operational and financial resources, and will further contribute to a need to increase in our financial needs.

Our acquisition of new property may involve risks.

These acquisitions involve several risks including, but not limited to, the following:

a.	The acquired properties may not perform as well as we expect or ever become profitable.
b.	Improvements to the properties may ultimately cost significantly more than we had originally estimated.

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

We are dependent upon our investment in SHDEW, an unconsolidated affiliate, to generate our net income and expect such investment to generate the majority of our cash receipts through the payment of dividends and advances over the next few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. In 2018, out of the Company’s total net income of $46,885,066, we generated $59,337,569 in equity income from our investment in SHDEW. As of December 31, 2018, we own 20.63% of SHDEW, but we do not control the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

Concerns about global warming could adversely affect our business.

There is a growing concern regarding global warming. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly have adverse effect on our operations. Extreme weather conditions may cause delay in construction of properties, which may in turn delay the sale of these properties and our future revenue stream.

RISKS RELATING TO OUR SECURITIES

Our controlling shareholders could take actions that are not in the public shareholders’ best interests.

As of May 31, 2019, Ace Develop Properties directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the sole shareholder of Ace Develop. As of May 31, 2019, Robert Lin Investments directly controls 4.87% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $1.00 per share to a low of $0.09 per share in 2018. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We paid a cash dividend on our common stock in January 28, 2019. We do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stock, which is uncertain and unpredictable.

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

In 2017, the Shanghai Municipal Construction and Construction Commission issued the Opinions on the Clarification of Commercial and Office Project (Document 2017 No. 400). This new regulation requires all commercial and office buildings be used in accordance to what it was originally intended when the project registered its plans. Our GXL project was inspected by the government and was found to be in accordance with our originally registered plan. However, as of June 14, 2019, we are waiting for the proper authority to allow continued selling of the units.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Our headquarter office space is located at 638 Hengfeng Road, 5A11 Floor, Shanghai, PRC. In February 2016, the office property at 25th floor of the same building was sold to SHDEW, an affiliate corporation. We also rent regional field support offices in various cities in Mainland China, including Shanghai, Suzhou, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, contingent rent, renewal, or purchase options.

The Company also owns two floors and four units of the Sovereign Building in Suzhou, PRC. One floor is held for the Company’s own use, and the remaining properties are held for long term investment purposes.

ITEM 3. LEGAL PROCEEDINGS

Currently we are not a party to any legal proceeding that could reasonably be expected to have a material impact on our operations or finances. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2018			2017
	High	Low		High	Low
First quarter	$0.30	$0.09	First quarter	$0.05	$0.01
Second quarter	$0.34	$0.06	Second quarter	$0.01	$0.01
Third quarter	$0.26	$0.22	Third quarter	$0.08	$0.01
Fourth quarter	$1.00	$0.22	Fourth quarter	$0.11	$0.07

As of July 24, 2019, we have approximately 601 record holders of our common stock. On December 31, 2018, the closing price of our common stock was $0.47.

No cash dividends were declared on our common stock in 2017. We declared a dividend of $0.1 per share to shareholders on record on December 28, 2018 that was payable on January 28, 2019.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2018.

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

Recently Adopted Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU, among other things, required that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted the amendments in this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on our consolidated financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU 2014-09. The Company adopted ASC 606 from January 1, 2018. The adoption had no material impact on the Group’s in previous years’ retained earnings and the Group’s accompanying consolidated financial statements for the year ended December 31, 2018.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company adopted this ASU beginning January 1, 2018 with no material impact in its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU beginning January 1, 2018 on a retrospective basis. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements, but resulted in restricted cash being included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown on the statements of cash flows. As a result of this ASU adoption, the impact of the retrospective reclassification on cash flow of financing activities for the year ended December 31, 2017 and 2018 were an increase of $722,337 and an increase of $552,505, respectively.

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in the presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. The Company adopted this ASU beginning January 1, 2018 with no material impact in its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which introduces a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cashflows arising from leases. In July 2018, the FASB issued ASU 2018-11, and provided another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the standard will have in its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have in its consolidated financial statements.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition

Most of the Company’s revenue is derived from real estate sales in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation. Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

All revenues represent gross revenues less sales and business tax.

ASC 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASC 606 also specifies the accounting for the incremental costs of obtaining a contract and the costs directly related to fulfilling a contract. In addition, ASC 606 requires extensive disclosures.

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue previously recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

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

There is no impairment of real estate property under development during the years ended December 31, 2017 and 2018.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2018 and 2017.

We had a dispute with the construction contractor, Hubei Fifth Construction Company, (“HFCC”) that was settled in August 2017. We have begun the handover process.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2018 and 2017.

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

As of December 31, 2018, the balance of deferred government subsidy was $4,829,440 (2017: $5,072,605). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2018 with comparisons to the historical year ended December 31, 2017.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2018	% to total	2017	% to total	% change
Agency sales	763,622	9	1,233,006	4	(38)
Property management	697,760	9	714,621	3	(2)
House sales	6,782,184	82	23,382,975	85	(71)
Service sales	-		2,225,243	8	(100)
Net revenues	8,243,566	100	27,555,845	100	(70)

The net revenue for 2018 was $8,243,566, a decrease of 70% from $27,555,845 in 2017. In 2018, agency sales represented 9%, property management represented 9%, house sales represented 82% of total net revenue. The decrease in 2018 is mainly due to the lower proportion of net revenue recognized for the Linyi project.

Agency Sales

In 2018, 9% of our net revenue was derived from agency sales, which was primarily from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2017, net revenue of agency sales in 2018 decreased by 38%. The decrease is mainly due to less sales collection of projects during this year.

Government policies enacted in 2018 as well as similar subsequent policies aiming to stabilize real estate prices affected many businesses in the real estate industry. These restrictive policies had a substantial effect in our agency sales revenue. We are continually seeking stable growth in our agency sales business in 2019. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 9% of our revenue in year of 2018 and revenue from property management decreased by 1% compared with same period in 2017.

House Sales

House sales represented 82% of our revenue in year of 2018. The company has recognized a proportion of net revenue from Linyi project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2018	% to total	2017	% to total	% change
Agency sales	374,147	6	623,253	3	(40)
Property management	474,820	7	495,124	2	(4)
House sales	5,840,978	87	21,445,775	95	(72)
Cost of revenues	6,689,945	100	22,574,152	100	(70)

The cost of revenues for 2018 was $6,689,945. this was decrease of 70% from $22,574,152 for 2017. In 2018, agency sales represented 6% of total cost of revenues, property management represented 7%, house sales represented 87%. The decrease in cost of revenues is mainly due to the reduction in recognition of cost of revenue of house sales from Linyi project at a certain proportion.

Agency Sales

As compared with 2017, cost of agency sales in 2018 decreased by 40%. The decrease is mainly due to fewer sales project operation of projects during this year.

Property Management

The cost of revenue from property management for 2018 was $474,820, a decrease from $495,124 for 2017.

Service Sales

In 2018, there was no cost of revenues attributable to service sales.

House Sales

House sales represented 87% of our cost of revenue in year of 2018. The company have recognized its cost of revenue from Linyi project at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2018	% to total	2017	% to total	% change
Agency sales	256,839	14	449,455	38	(42)
Property management	675,514	37	250,078	21	170
House sales	905,105	49	485,170	41	86
Service Sales	-	0	374	-	(100)
Operating expenses	1,837,458	100	1,185,078	100	55

The operating expenses for 2018 were $1,837,458, an increase from $1,185,078 in 2017. In 2018, the expenses related to house sales represented 49% of the total operating expenses, agency sales represented 14%, property management represented 37% and service sales represented 0%, respectively.

Agency Sales

Compared to 2017, the operating expenses for agency sales decreased by 42% in 2018. The primary reason for the decrease in 2018 was a decrease in staff costs and service expense.

Property Management

Compared to 2017, the operating expenses for property management increased by 170% compared to the amount in 2018.The primary reason for the increase is due to relevant consulting service costs.

House sales

The operating expenses related to our house sales business in 2018 increased by 86% compared to 2017. This increase was mainly due to the increase in our sales promotion activities in GXL project and Linyi project.

General and Administrative Expenses

The general and administrative expenses in 2018 were $2,920,376, a 20% decrease from $3,654,667 in 2017. The primary reason for the decrease was a decrease in staff costs and consulting service expenses.

Operating Loss

In 2018, we had an operating loss of $3,204,213, representing a decreased profit from an operating gain of $141,948 in 2017.

The decrease in profit was mainly due to the recognition of net revenue and cost of revenue from Linyi project at a certain proportion compared to 2017.

Interest Expense

Compared to 2017, the interest expense in 2018 increased by 405% to $2,142,282 The increase in interest expense is mainly due to the interest payments from loans to affiliates.

Equity Income (Loss) of Affiliate

Equity in net gain for the year of 2018 was $53,323,968, decreased 19% from $66,234,367 for the same period in 2017. The equity in net income (loss) of an affiliate was from investment in WHYYL and SHDEW. The decrease was mainly due to equity gain of SHDEW.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Interest Cost to Affiliates

The Company had received dividend from SHDEW with the amount of $71,336,614 during the year ended December 31, 2018. There was an interest expense of $2,142,282 mainly due to the interest payments on loans from affiliates.

Amount Due To Directors

The amounts due to directors as of December 31, 2018 were $1,767,609. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2018 was $1,769,484 which is unpaid interest.

Amount Due to Pan Yu-Jen

The balance due from Pan Yu-Jen as of December 31, 2018 was $58,284, which is unsecured, interest-free and have no fixed term of repayment.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2018 was $56,407, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

Advances to the unconsolidated affiliate, WHYYL, as of December 31, 2018 amounted to $2,686,498, which no longer charged interest since September 1, 2014.

Advances to the unconsolidated affiliate, HATX, as of December 31, 2018 amounted to $3,260,724, which is a property project company considered to be acquired with significant equities.

Amount Due to Affiliates

As of December 31, 2018, the amount due to JXSY, in the amount of $513,551, was intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In 2018, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects and property management business, as well as the dividend distribution, advances and intercompany transfers from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $17,656,361.

Net cash provided in the Company’s operating activities in 2018 was $17,618,818, representing an increase of receipts in cash in the amount of $2,765,946 as compared to the cash received for 2017. The increase was primarily attributable to the decrease in cash used in payment to the unconsolidated affiliates in the amount of $48,565,445.

Net cash provided by the Company’s investment activities was $42,842,934, representing a decrease of $7,850,733 as compared to the cash received in investing activities for 2017. The increase in cash from investment activities was primarily attributable to the increase in cash provided in dividend distribution from SHDEW, an affiliate, of $13,890,653 in 2018. The Company also invested a total of $28,389,144 in short term bank wealth management products with varying terms and rates of return.

Net cash used by the Company’s financing activities was $20,474,314, representing a decrease from $37,440,984 in 2017. This decrease was primarily attributable to repayments to an affiliate of $25,302,148 and no new bank loans in 2018.

The cash needs for 2019 were for the funds required to finance the Company’s future projects in property agency and real estate developments.

If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions and affiliates, as we have done previously, but there can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity with terms satisfactory to management and our board of directors.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next twelve months by successfully implementing its business plans, obtaining continued support from its lenders to roll over debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2018, we expect a substantial cash dividend from SHDEW in 2019, which will be our principal source of liquidity. We have been able to secure new bank lines of credit from banks and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur such that the Company is unable to successfully implement its business plans, fails to obtain continued support from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

Indebtedness

The Company’s indebtedness is described under “Note 12-Promissory Notes Payable” and “Note 13- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2018 and 2017 in Item 8.

Promissory Notes – As of December 31, 2018, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,457,046 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2018 and 2017, respectively.

Advances from Officers and Directors - The Company has also financed its operations in part with advances from officers and directors. At December 31, 2018, the Company had loans with unpaid principals and interest expenses as of December 31, 2018 and December 31, 2017 totaling $1,767,609 and $5,263,171, respectively. The balances are unsecured and interest bearing at rates ranging from 18% to 30% per annum.

The interest expense on amounts due to directors, which amount is entirely due to Lin Chi-Jung, amounted to $NIL and $NIL for the year ended December 31, 2018 and 2017.

Amount due to affiliates - As of December 31, 2018, the amount due to JXSY, in the amount of $513,551, was intercompany transfers for day to day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two years’ period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RH CPA

We have served as the Company’s auditor since 2017.

Bayside, NY

August 16, 2019

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2018	2017
ASSETS

Current assets
Cash and cash equivalents	$17,656,165	$5,869,944
Restricted cash (Note 3)	1,550,988	1,068,805
Transactional financial assets (Note 4)	49,451,172	23,152,639
Accounts receivable, net	234,358	350,524
Promissory deposits (Note 5)	114,751	120,529
Real estate property under development (Note 6)	64,423,978	67,974,281
Amount due from unconsolidated affiliates (Note 10)	5,818,440	2,686,498
Other receivables and deposits, net (Note 7)	8,775,153	6,719,078
Total current assets	148,025,005	107,942,298

Property and equipment, net (Note 8)	1,098,842	1,283,901
Investment properties, net (Note 9)	3,707,480	4,255,265
Deferred tax assets	-	591,300
Investments in unconsolidated affiliates (Note 10)	30,857,551	50,677,228
Other investments, net (Note 11)	145,705	153,041
Total assets	$183,834,583	$164,903,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 12)	1,457,046	1,530,409
Amounts due to directors (Note 13)	1,767,609	5,263,171
Accounts payable (Note14)	5,268,437	3,767,578
Customer deposits (Note 15)	40,698,987	41,468,361
Amount due to an affiliate (Note 16)	513,551	18,579,652
Dividends payables	6,869,193	-
Other payables and accrued expenses (Note 17)	929,941	961,235
Other taxes payable	214,502	261,633
Income Taxes payable (Note 18)	730,051	776,110
Total current liabilities	58,449,317	72,608,149

Long-term income tax payable (Note 18)	3,278,403	3,623,499
Deferred government subsidy (Note 19)	4,829,440	5,072,605

Total liabilities	66,557,160	81,304,253

Commitments and contingencies (Note 21)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2018 and 2017, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	3,194,604	931,510
Retained earnings	106,727,898	68,975,118
Accumulated other comprehensive income	-2,790,200	3,095,469
Total equity of Sunrise Real Estate Group, Inc.	115,389,229	81,259,024
Non-controlling interests	1,888,194	2,339,756
Total stockholders’ equity	117,277,423	83,598,780

Total liabilities and stockholders’ equity	$183,834,583	$164,903,033

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2018	2017

Net revenues	$8,243,566	$27,555,845
Cost of revenues	(6,689,945)	(22,574,152)
Gross profit	1,553,621	4,981,693

Operating expenses	(1,837,458)	(1,185,078)
General and administrative expenses	(2,920,376)	(3,654,667)
Operating profit (loss)	(3,204,213)	141,948

Other income (expenses)
Interest income	42,218	39,469
Interest expense	(2,142,282)	(423,864)
Other income (loss)	87,393	1,019,588
Equity income (loss) of affiliates	53,323,968	66,234,367
Total Other Income (Expenses)	51,311,297	66,869,560

Income (Loss) before income taxes	48,107,084	67,011,508
Income taxes (Note 19)	(1,573,573)	(4,144,726)
Net income	46,533,511	62,866,782
Less: Net (income) loss attributable to non-controlling interests	351,555	(212,152)
Net income attributable to stockholders of Sunrise Real Estate Group, Inc.	$46,885,066	$62,654,630

Earnings per share - basic and fully diluted	$0.68	$0.91

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2018	2017

Net income	$46,533,511	$62,866,782

Other comprehensive income
- Foreign currency translation adjustment	(5,985,676)	3,195,953
Total comprehensive income (loss)	40,547,835	66,062,735
Less: Comprehensive loss attributable to non-controlling interests	451,562	(786,711)

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$40,999,397	$65,276,024

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, January 1, 2017	68,691,925	$686,919	$7,570,008	$938,128	$5,831,320	$474,073	$1,566,072	$17,066,522
Net loss	-	-	-	-	-	-
Shares issued								-
Surplus reserve				(6,618)	6,618			-
Profit (loss) for the year					62,654,630		212,152	62,866,782
Deconsolidation of subsidiary					482,550		(13,027)	469,523
Cash dividends paid to non-controlling interests	-	-	-	-	-	-		-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	2,621,396	574,559	3,195,953
Balance, December 31, 2017	68,691,925	686,919	7,570,008	931,510	68,975,118	3,095,469	2,339,756	83,598,780
Shares issued	-	-	-					-
Surplus reserve				2,263,094	(2,263,094)		-	-
Accrual dividend					(6,869,193)			(6,869,193)
Profit (loss) for the year					46,885,066		(351,555)	46,533,511
Deconsolidation of subsidiary
Cash dividends to non-controlling interest							-	-
Capital contribution from non-controlling interests of new consolidated Subsidiaries	-	-	-	-	-		-	-
Translation of foreign Operations	-	-	-	-	-	(5,885,669)	(100,007)	(5,985,676)
Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,898	$(2,790,200)	$1,888,194	$117,277,423

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$46,533,511	$62,866,782

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	480,020	503,790
Loss (gain) on disposal of property and equipment	4,118	38,994

Bad debt	72,093	90,603
Equity in net loss (gain) of unconsolidated affiliates	18,012,647	(68,493,355)
Impairment loss on Real estate property under development	-	426,984
Changes in assets and liabilities
Accounts receivable	102,918	586,530
Promissory deposits	-	65,259
Real estate property under development	302,275	12,560,521
Customer deposits	1,262,088	(15,642,207)
Amount due from unconsolidated affiliates	(74,714,016)	372,197
Other receivables and deposits	(2,535,357)	(560,972)
Deferred tax assets	583,099	-
Accounts payable	1,741,632	1,093,145
Other payables and accrued expenses	15,314	(752,517)
Taxes payable	(354,268)	4,063,835
Other Tax payable	(35,827)	14,465
Net cash provided by (used in) operating activities	(8,529,753)	(2,765,946)

Cash flows from investing activities
Acquisition of property, plant and equipment	(4,536)	(15,723)
Transactional financial assets	(28,389,144)	(22,438,037)
Dividend distribution of affiliates	71,336,614	57,445,961
Proceeds from disposal of property and equipment	-	-
Net cash provided by investing activities	42,942,934	34,992,201

Cash flows from financing activities
Repayments of bank loans		(15,710,845)
Advances from directors	502,493	7,945,377
Repayments of advances from directors	(3,819,422)	(9,122,540)
Advances from an affiliate	8,144,763	45,581,379
Repayments to an affiliate	(25,302,148)	(65,231,905)
Proceeds from promissory notes	-	-
Repayments of promissory notes	-	(180,113)
Net cash (used in) financing activities	(20,474,314)	(36,718,647)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,670,463)	2,433,115

Net increase (decrease) in cash, cash equivalents and restricted cash	12,268,404	(2,059,277)
Cash, cash equivalents, and restricted cash at beginning of year	6,938,749	8,998,026
Cash, cash equivalents, and restricted cash at end of year	$19,207,153	$6,938,749

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2018	2017

Supplemental disclosure of cash flow information
Income taxes paid	$1,079,478	$173,510
Interest paid	917,268	672,424

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. (“SRRE”) and its subsidiaries (collectively referred to as “the Company”, “our” or “us”) was incorporated in Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. (“Parallax”). On December 12, 2003, Parallax changed its name to Sunrise Real Estate Development Group, Inc. On April 25, 2006, Sunrise Estate Development Group, Inc. filed Articles of Amendment with the Texas Secretary of State, changing its name to Sunrise Real Estate Group, Inc., effective May 23, 2006.

As of December 31, 2018, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management Consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan GaoFengHui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[3]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Equity Investment Management (Shanghai) Company Limited (“SHXG”)	December 17, 2012	PRC	49%	Equity investment	Equity investment and consultancy
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	20.63%[4]	Equity investment	Import and export trading
Shanghai HuiTian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd	December 6, 2018	PRC	60%	Subsidiary	Investment holding

1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling a 75.25% equity interest in SZSY.
2.	The Company and a shareholder of LYSY, which holds a 51% equity interest in LYSY, entered into a voting agreement whereby the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and as a result considers LYSY to be a subsidiary of the Company.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding a 60% equity interest in SHXYJB.
4.	On June 20, 2018 and December 16, 2018, SHDEW sold additional shares of capital stock to increase its registered capital, which diluted the Company’s equity interest in SHDEW from 23.08% to 20.63%.

CY-SRRE was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. SHXJY was established in the People’s Republic of China (“PRC”) on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, SZXJY in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold a 10% equity interest in SZXJY to a company owned by a director of SZXJY and transferred a 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held an 80% equity interest in SZXJY.

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

On November 24, 2006, CY-SRRE, SHXJY, a shareholder of SZXJY and a third party established a subsidiary, SZSY in the PRC, with CY-SRRE holding a12.5% equity interest, SHXJY holding a 26% equity interest and the shareholder of SZXJY holding a 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the shareholder of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of its 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% of the voting rights in SZSY.

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

On September 28, 2011, SRRE and four individual investors established a company, SHXXY, in the PRC to provide real estate brokerage services. SRRE holds a 40% equity interest in SHXXY.

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

On March 6, 2012, SHXJY established a subsidiary in the PRC - LYRL. The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY. At the date of its incorporation, SHXJY transferred its 24% equity interest in LYSY to LYRL. On August 2014, all the equity interest in LYRL was transferred to SHRJ.

On December 17, 2012, LRY, together with two corporate investors, established a company, SHXG, in the PRC to provide investment management and consulting services. LRY holds a 49% equity interest SHXG. SHXG has not commenced its operations.

On June 6, 2013, SHSY and LYRL together with 4 investors established a company, Shanghai Daerwei (“SHDEW”), in the PRC focusing on the cosmetics and skincare business. SHSY holds a 13.07% equity interest and LYRL holds a 7.56% equity interest in SHDEW. For the year ended December 31, 2018, SHDEW had a net profit of $287,627,574.

On July 25, August 19 and October 15, 2014 respectively, the Company established three investment holding company separately, namely SHHT, SHSYTX and SZSYHT. These three company were wholly owned subsidiary to the Company and have not commenced their operations. In the year 2017, SHSYTX has transferred its shares of 76.92% to other shareholders and SZSYHT has transferred its 100% shares to other shareholders as well.

On December 6, 2018, the Company established 60% ownership of an investment holding company, Huaian Zhanbao (“HAZB”), for the purpose of possible future real estate development project in Huaian. In March 2019, HAZB purchased 100% of Huaian Tianxi Real Estate Development (“Huaian Tianxi”) for $0 from SHDEW. The Company, indirectly through Huaian Tianxi, holds a property of 78,027 sqm with an above-ground constructible area of 195,000 sqm.

The principal activities of the Company are property brokerage services, including property marketing, leasing and management services, and real estate development in the PRC.

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

Investments in business entities, in which the Company does not have control but can exercise significant influence over operating and financial policies, are accounted for using the equity method.

Certain amounts presented in the consolidated financial statements of 2017 have been reclassified to conform to the current period presentation to facilitate comparison, including the addition of restricted cash to cash and cash equivalents in the consolidated statements of cash flows as a result of the adoption of new accounting guidance of ASU 2016-18.

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

Major Customers

During the year ended December 31, 2018 and 2017, there was no single customer that represented more than 10% of our net revenues.

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

The exchange rates as of December 31, 2018 and December 31, 2017 are $1: RMB6.8632 and $1: RMB6.5364 respectively.

The RMB is not freely convertible into foreign currency and all foreign exchange transaction must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rate used in translation.

Real Estate Property under Development

Real estate property under development, which consists of residential unit sites and commercial and residential unit sites under development, is stated at the lower of carrying amounts or fair value.

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

For the years ended December 31, 2018 and 2017, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2018 and 2017.

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

During the year ended December 31, 2018 and 2017, the Company provided no allowance for impairment loss on investments in unconsolidated affiliates. As of December 31, 2018, the allowance for impairment loss on investments in unconsolidated affiliates amounted to $ 702,283 (2017: $236,028).

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

During the year ended December 31, 2018 and 2017, the Company provided no allowance for impairment loss on other investments. As of December 31, 2018, the allowance for impairment loss on other investments amounted to $$76,922 (2017: $76,922).

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

During the year of 2012, the Company received no refundable government subsidy amount of $4,829,440 (RMB33, 175,416). The subsidy is given to reimburse the land acquisition costs and certain construction cost incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2018, the Company’s deferred government subsidy amounted to $4,829,440 (2017: $5,072,605).

Revenue Recognition

Most of the Company’s revenue is derived from real estate sales in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time by measuring the progress towards complete satisfaction of that performance obligation. Otherwise, revenue is recognized at a point in time when the customer obtains control of the asset.

All revenues represent gross revenues less sales and business tax.

ASC 606 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASC 606 also specifies the accounting for the incremental costs of obtaining a contract and the costs directly related to fulfilling a contract. In addition, ASC 606 requires extensive disclosures .

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue previously recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2018 and 2017 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2018 and 2017.

Recently Adopted Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU, among other things, required that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We have adopted the amendments in this ASU on January 1, 2018 and the adoption of this ASU did not have a material impact on our consolidated financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU 2014-09. The Company adopted ASC 606 from January 1, 2018. The adoption had no material impact on the Group’s in previous years’ retained earnings and the Group’s accompanying consolidated financial statements for the year ended December 31, 2018.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company adopted this ASU beginning January 1, 2018 with no material impact in its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU beginning January 1, 2018 on a retrospective basis. The adoption of this standard does not have a material impact on the Company’s consolidated financial statements, but resulted in restricted cash being included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown on the statements of cash flows. As a result of this ASU adoption, the impact of the retrospective reclassification on cash flow of financing activities for the year ended December 31, 2017 and 2018 were an increase of $722,337 and an increase of $552,505, respectively.

In August, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The ASU is intended to reduce diversity in practice in the presentation and classification of certain cash receipts and cash payments by providing guidance on eight specific cash flow issues. The ASU is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted, including adoption during an interim period. The Company adopted this ASU beginning January 1, 2018 with no material impact in its consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which introduces a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cashflows arising from leases. In July 2018, the FASB issued ASU 2018-11, and provided another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASU will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the standard will have in its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326)”, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have in its consolidated financial statements.

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank that provide mortgage loans to the Company. As of December 31, 2018, the Company held cash deposits of $1,550,988 (2017: $1,068,805) as guarantee to the banks which provides mortgage loan to individual customers of our construction products. These balances are subject to withdrawal restrictions and were not covered by insurance.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2018, we have $49,451,172 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 4.8% to 5.0% depending on the amount and time period invested.

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

In March 13, 2014, the Company had signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company obtained the right to develop the GXL project, which is located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building.

For the fiscal year ended December 31, 2018, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion. As of December 31, 2018, the real estate property under development totaled $64,423,978 compared to $67,974,281 as of December 31, 2017.

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2018	2017

Advances to staff	$22,864	$118,835
Rental deposits	39,085	72,531
Prepaid expense	12,033	22,572
Prepaid tax	4,620,338	4,687,947
Other receivables	4,080,833	1,817,193
	$8,775,153	$6,719,078

Other receivables and deposits as of December 31, 2018 are stated net of allowance for doubtful accounts of $674,478 (2017: $674,478). Other receivables of $3,948,578 mainly consists of $2,491,532 from Zhongji Pufa for our GXL project and $1,457,046 from Nanjing Longchang.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2018	2017

Furniture and fixtures	$161,949	$166,660
Computer and office equipment	155,395	163,969
Motor vehicles	535,089	602,260
Properties	2,204,433	2,315,428
	3,056,867	3,248,317
Less: Accumulated depreciation	1,958,025	1,964,416
	$1,098,842	$1,283,901

During the year ended December 31, 2018, depreciation and amortization expense for property and equipment amounted to $128,351.

NOTE 9 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2018	2017

Investment properties	$9,022,150	$9,476,420
Less: Accumulated depreciation	(5,314,670)	(5,221,155)
	$3,707,480	$4,255,265

During the year ended December 31, 2018, depreciation and amortization expense for investment properties amounted to $1,068,308.

NOTE 10 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%), SHDEW (20.63%). As of December 31, 2018, the investment amount in WHYYL and SHDEW were $0 and $30,857,551 respectively.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a trading company with cosmetics. The Company has accounted for these investments using the equity method as the Company has the ability to exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to real estate development business. As of December 31, 2018, the investment in WHYYL was $0, which included its equity in loss of WHYYL, net of income taxes, totaling $660,610 as of December 31, 2018.

For the year ended of December 31, 2018, the company had recognized the net revenue and cost of revenue of WHYYL project at a certain proportion. The following table sets forth the financial information of WHYYL.

	Years Ended December 31,
	2018	2017

Revenues	$11,092,339	$53,638,709

Net profit (loss)	$(793,624)	$(6,920,837)

	December 31,	December 31,
	2018	2017

Current assets	$9,097,536	$19,066,691
Non-current assets	8,025	9,736
Total assets	9,105,561	19,076,427

Current liabilities	9,766,171	18,965,514
Total equity	$(660,610)	$110,914

As of December 31, 2018, the Company had a balance of $2,557,716 (2017: $2,686,498) due from WHYYL, which has not charged interest since September 1, 2014

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over five million members as of December 31, 2018. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW began to operate its own online shopping platform in 2017, where consumers can purchase its cosmetics and skincare products as well as products imported into China.

For the fiscal year ended December 31, 2018, the net profit for SHDEW was $287,627,574 with total equity in the amount of $150,134,466 as of December 31, 2018.

	Years Ended December 31,
	2018	2017

Revenues	$732,521,705	$743,253,100

Net profit (loss)	$287,627,574	$342,843,033

	December 31,	December 31,
	2018	2017

Current assets	$501,775,990	$647,287,630
Non-current assets	40,700,549	19,471,756
Total assets	542,476,539	666,759,387

Current liabilities	391,123,793	447,406,389
Total equity	$151,352,745	$219,337,694

NOTE 11 - OTHER INVESTMENTS, NET

Equity investments measured at fair value without readily determinable fair value were accounted as cost method investments prior to adopting ASU 2016-01. As of December 31, 2017, the carrying amount of the Company’s cost method investments was $153,041. After adoption of ASU 2016-01, as of December 31, 2018, the carrying amount of the Company's equity investments measured at fair value using the measurement alternative was $145,705. During the year ended December 31, 2018, fair value changes recognized for certain equity investments which were measured using the measurement alternative were not significant.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2017 and 2018, respectively. As of December 31, 2018, the accumulated impairment of the Company's measurement alternative investments was $76,922.

NOTE 12 - PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,457,046 and $1,530,409 as of December 31, 2018 and December 31, 2017, respectively.

The promissory note with a principal as of December 31, 2018 amounting to $728,523 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2018, and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $728,523 and $765,205, respectively.

The promissory note with a principal as of December 31, 2018 amounting to $728,523 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2018, and December 31, 2017, the outstanding principal and unpaid interest related to this promissory note amounted to $728,523 and $765,205, respectively.

During the year ended December 31, 2018 and 2017, there were no interest expenses related to these promissory notes.

NOTE 13 - AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2018	2017

Lin Chi-Jung	$1,769,484	$5,154,329
Pan Yu-Jen	(58,282)	-
Lin Hsin-Hung	56,407	108,842
	$1,767,609	$5,263,171

(a)	The balance due to Lin Chi-Jung, President and Chairman of the Company, consisted of a balance of unpaid salaries and reimbursements totaling $NIL (2017: $105,445) and advances together with unpaid interest totaling $1,769,484 (2017: $5,154,329).

(b)	The balance due to Pan Yu-Jen, the Company’s CEO, was unsecured, interest-free and have no fixed term of repayment.

(c)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 - ACCOUNTS PAYABLE

As of December 31, 2018, and 2017, the balances of accounts payable were $5,268,437 and $3,767,578 respectively. The balance of accounts payable as of December 31, 2018 included unpaid development fee of Linyi project of $1,570,010 and GXL project of 3,320,654. The remaining balance was due to agents of the operating business.

NOTE 15 - CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (Linyi project and GXL project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

Linyi project has started pre-sales in November 2013 and in the year of 2018, the Project has recognized its revenue along with customer deposit, as of December 31, 2018, the pre-sales amounted to $7,434,610. GXL project has started pre-sales in March 2016, and as of December 31, 2018; the pre-sales amounted to $33,239,346.

NOTE 16 - AMOUNT DUE TO AFFILIATES

As of December 31, 2018, the amount due to JXSY, in the amount of $513,551 was intercompany transfers for day to day operations.

NOTE 17 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2018	2017

Accrued staff commission and bonus	$285,506	$302,710
Rental deposits received	46,331	161,055
Bid bond	203,986	-
Other payables	198,065	291,546
Dividends payable to non-controlling interest	196,053	205,924
	$929,941	$961,235

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

	Year Ended December 31,
	2018	2017
Income /(loss) before income tax expense
Income /(loss) from China operations	$80,337,786	$67,182,830
Income /(loss) from non-China operations	(503,417)	(171,322)

Total income /(loss) before income tax expense	79,834,369	67,011,508

Income tax expense applicable to China operations
Current tax	1,573,573	56,803
Deferred tax	-	(225,766)

Subtotal income tax expense applicable to China operations	1,573,573	(168,963)
Non-China income tax expense/(benefit)	-	4,313,689
Total income tax expense	$1,573,573	$4,144,726

In 2018, of the $1,573,573 income tax benefit, was for PRC tax, mainly attributable to the non-U.S. subsidiaries of the Company’s business operations and $0 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2020 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2018	2017
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	0%	6.4%
Effect of income not taxable for PRC tax purposes	(23.1)%	(25.3)%
Under (Over)-provision for income taxes in prior years	0.0%	0%
Effective income tax rate	1.97%	6.2%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2018	2017

Deferred tax assets:
Net operating loss from operations	$-	$591,300
Total deferred tax assets	-	591,300
Less: Valuation allowance	-	-

Net deferred tax assets	$-	$591,300

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $NIL as of December 31, 2018 (2016: $591,300).

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

NOTE 19- DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidies include cash subsidies received by the Company’s subsidiaries in the PRC from local governments.

In recognizing the benefit of government subsidies in accordance with U.S. GAAP, the Company considers intended use of and restrictions of the subsidy, the requirements for the receipt of funds, and whether or not the incentive is given for immediate financial support, or to encourage activities such as land development in specified area. Each grant is evaluated to determine the propriety of classification on the consolidated statements of operations and consolidated balance sheets. Those grants that are substantively reimbursements of specified costs are matched with those costs and are recorded as a reduction in costs. Those benefits that are more general in nature or driven by business performance measures are classified as revenue.

The Company has received refundable government subsidy of $4,829,440 as of December 31, 2018. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

NOTE 20- STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2018, the Company’s statutory reserve fund was $3,194,604 (2017: 931,510).

NOTE 21- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2018 were $119,900 (2017: $198,158).

As of December 31, 2018, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$218,048
Two to five years	-
$218,048

NOTE 22- SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year Ended December 31, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$1,461,382	$6,782,184	$-	$-	$8,243,566
Cost of revenues	(848,967)	(5,840,978)	-	-	(6,689,945)
Gross profit	612,415	941,206	-	-	1,553,621

Operating expenses	(886,428)	(950,665)	-	(365)	(1,837,458)
General and administrative expenses	(1,800,289)	(622,086)	-	(498,001)	(2,920,376)
Operating loss	(2,074,302)	(631,545)	-	(498,366)	(3,204,213)

Other income (expenses)
Interest income	21,315	12,343	-	8,560	42,218
Interest expense	6	(155,496)	(1,986,792)	-	(2,142,282)
Other income, Net	(126,906)	(1,045,862)	1,268,417	(8,256)	87,393
Equity in net income (loss) of unconsolidated affiliates			53,323,968		53,323,968
Total other (expenses) income	(105,585)	(1,189,015)	52,605,593	304	51,311,297

Income (loss) before income taxes	(2,179,887)	(1,820,560)	52,605,593	(498,062)	48,107,084
Income tax	(57,183)	(583,099)		(933,291)	(1,573,573)
Net Income (loss)	$(2,237,070)	$(2,403,659)	$52,605,593	$(1,431,353)	$46,533,511

	Year Ended December 31, 2017
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$4,172,870	$23,382,975	$-	$-	$27,555,845
Cost of revenues	(1,118,377)	(21,455,775)	-	-	(22,574,152)
Gross profit	3,054,493	1,927,200	-	-	4,981,693

Operating expenses	(699,534)	(485,170)	-	(374)	(1,185,078)
General and administrative expenses	(1,929,700)	(1,414,037)	-	(310,930)	(3,654,667)
Operating loss	425,259	27,993	-	(311,304)	141,948

Other income (expenses)
Interest income	24,213	11,392	-	3,864	39,469
Interest expense	(423,864)	-	-	-	(423,864)
Other income, Net	483,687	(611,537)	1,008,896	138,542	1,019,588
Equity in net income (loss) of unconsolidated affiliates			66,234,367		66,234,367
Total other (expenses) income	84,036	(600,145)	67,243,263	142,406	66,869,560

Income (loss) before income taxes	509,295	(572,152)	67,243,263	(168,898)	67,011,508
Income tax	(56,803)	225,766	(4,313,689)	-	168,963
Net Income (loss)	$452,492	$(346,386)	$62,929,574	$(168,898)	$67,180,471

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2018
Real estate property under development	$-	$64,423,978	$-	$-	$64,423,978
Total assets	14,126,067	81,270,916	80,454,428	7,983,172	183,834,583

As of December 31, 2017
Real estate property under development	$-	$67,974,281	$-	$-	$67,974,281
Total assets	9,283,409	81,625,107	73,982,908	11,609	164,903,033

NOTE 23 - SUBSEQUENT EVENTS

We declared a dividend of $0.1 per share to shareholders on record on December 28, 2018. The dividend was paid on January 28, 2019.

On December 6, 2018, the Company established 60% ownership of an investment holding company, Huaian Zhanbao (“HAZB”), for the purpose of possible future real estate development project in Huaian. On March of 2019, HAZB purchased 78.46% of Huaian Tianxi Real Estate Development (“Huaian Tianxi”) for $0 from SHDEW. Huaian Tianxi holds a land property of 78,027 sqm with an above-ground constructible area of 195,000 sqm.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2018 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2018.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2018 and 2017, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	59	President and Chairman
January 30, 2018	PAN YU-JEN	60	Chief Executive Officer and Director
May 23, 2005	LIN CHAO-CHIN	69	Director
November 28, 2006	LIN HSIN-HUNG	64	Executive Director
November 23, 2004	CHEN REN	71	Director
November 23, 2004	FU XUAN-JIE	89	Director
November 23, 2004	LI XIAO-GANG	60	Director
June 24, 2013	MI YONG JUN	45	Chief Financial Officer
January 30, 2018	BRYAN LIN	40	Chief Operating Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 59, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin, stepped down as CEO on January 30, 2018 and was succeeded by Mr. Pan Yu-Jen.

Pan Yu-Jen, CEO (Affiliated)

Mr. Pan Yu-Jen, age 60, joined the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company in 2002. He subsequently became the Chairman of the Board for two of the Company’s subsidiaries, Shanghai Xin Ji Yang Real Estate Consultation Company Limited and Suzhou Xi Ji Yang Real Estate Consultation Company Limited in 2017, where he was also responsible for the operations of both subsidiaries. He has also served as the President at the Taiwan Compatriot Investment Enterprise Association of Suzhou since 2015, and the Taiwan Compatriot Investment Enterprise Association of Suzhou Industrial Park since 2014. Mr. Pan received a Bachelor of Arts degree in Electric Engineering from Fu Hsin Trade and Arts School in Taiwan in 1977. He was appointed CEO and Director for the Company on January 30, 2018.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 69, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelor Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin Hung, age 64, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 71, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 89, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 61, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 45, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

Bryan Lin, Chief Operating Officer

Mr. Lin, age 41, has more than 15 years of experiences in the capital markets. From 2008 to 2014, he served as the Company’s Investor Relations Director, and subsequently became the Vice President of Operations in 2011. Prior to his return to the Company in 2017, Mr. Lin worked at Cushman & Wakefield, from 2014 to 2016. Mr. Lin received a Bachelor of Arts degree in Economics from the University of California, Los Angeles in 2001. He assumed the COO position on April 2nd, 2018.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2018, 2017 and 2016 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung	2018	72,960	-	-	-	-	-	4,505	77,465
Director (former CEO and Chairman until	2017	72,960	-	-	-	-	-	4,505	77,465
	2016	72,960	-	-	-	-	-	4,505	77,465

Pan Yu Jen	2018
CEO and Director

Mi Yong Jun	2018	24,500	-	-	-	-	-	295	24,795
CFO (June 24, 2013)	2017	24,500	-	-	-	-	-	295	24,795
	2016	24,500						295	24,795

Bryan Lin	2018	23,880	-	-	-	-	-	-	23,880
COO (April 1, 2018)

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

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 22, 2019, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 5th Fl., Bldg A	44,511,400	(1)	64.80%

Common	Lin Hsin-Hung Hengfeng Road, No. 638, 5th Fl., Bldg A	334,750	(2)	0.49%

Common	Lin Chao Chun Hengfeng Road, No. 638, 5th Fl., Bldg A	1,511,400	(3)	2.2%

Common	Bryan Lin Hengfeng Road, No. 638, 5th Fl., Bldg A	25,000		0.03%

All Directors and Officers As a Group		46,357,550		67.52%

Common	Better Time International	3,530,000	(4)	5.14%

Common	Good Speed Service Limited	3,469,572	(5)	5.05%

Non-Officers and Directors		6,999,572		10.19%

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

Amounts Due To Directors

The amounts due to directors as of December 31, 2018 were $1,767,609. The amounts due are as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2018 was $1,769,484, which includes unsecured advances and unpaid interest.

Amount Due to Pan Yu-Jen

The balance due to Pan Yu-Jen as of December 31, 2018 was $58,284, which is unsecured, interest-free and have no fixed term of repayment.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2018 was $56,407, which is unsecured, interest-free and payable on demand.

Advances To An Unconsolidated Affiliate

Advances to an unconsolidated affiliate as of December 31, 2018 was $2,557,716, which no longer charged interest from September 1, 2014.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang and Chen Ren are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2018 and 2017, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2018 and 2017.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on August 24, 2014)

10.23	Stock purchase agreement dated November10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on November 10, 2014)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006. (Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Lin Chi-Jung, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Lin Chi-Jung, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO. (Incorporated by reference from Form 8-K dated March27, 2012)

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Pan Yu-Jen
By: Pan Yu-Jen
Principal Executive Officer and Director

DATE: August 23, 2019

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	August 23, 2019
Lin Chi-Jung

/s/ Pan Yu-Jen	Principal Executive Officer	August 23, 2019
Pan Yu-Jen	and Director

/s/ Mi Yong Jun	Principal Financial Officer	August 23, 2019
Mi Yong Jun

/s/ Lin Chao-Chin	Director	August 23, 2019
Lin Chao-Chin

/s/ Lin Hsin-Hung	Chairman	August 23, 2019
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	August 23, 2019
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	August 23, 2019
Li Xiao-Gang

/s/ Chen Ren	Director	August 23, 2019
Chen Ren

