Form 10-Q
period 2019-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2020-06-17
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-32585

SUNRISE REAL ESTATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2713701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 18, Panlong Road

Shanghai, PRC 201702

(Address of Principal Executive Offices) (Zip Code)

Issuer's telephone number: + 86-21-6139-8018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value: $0.01

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: June 16, 2020 – 68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$16,282,422	$17,656,165
Restricted cash (Note 3)	1,029,968	1,550,988
Transactional financial assets (Note 4)	87,596,130	49,451,172
Accounts receivable	196,357	234,358
Promissory deposits (Note 5)	117,209	114,751
Real estate property under development (Note 6)	82,206,640	64,423,978
Amount due from an unconsolidated affiliate (Note 10)	-	5,818,440
Other receivables and deposits, net (Note 7)	5,877,085	8,775,153
Total current assets	193,305,811	148,025,005

Property and equipment, net (Note 8)	1,230,856	1,098,842
Investment properties, net (Note 9)	22,645,054	3,707,480
Deferred tax assets	31,074	-
Investment in an unconsolidated affiliate (Note 10)	13,186,796	30,857,551
Other investments	148,825	145,705
Total assets	$230,548,416	$183,834,583

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,488,250	1,457,046
Accounts payable (Note 14)	1,492,395	5,268,437
Amounts due to directors (Note 12)	44,202	1,767,609
Amount due to an affiliate (Note 15)	60,213,962	513,551
Customer deposits (Note 16)	14,836,245	40,698,987
Other payables and accrued expenses (Note 13)	938,804	929,941
Other taxes payable	399,843	214,502
Income taxes payable (Note 17)	805,250	730,051
Dividends payables	-	6,869,193
Total current liabilities	80,218,951	58,449,317

Long term income tax payable (Note 17)	3,192,130	3,278,403
Deferred government subsidy (Note 18)	4,932,867	4,829,440
Total liabilities	88,343,948	66,557,160

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	3,194,604	3,194,604
Retained Earnings	109,389,240	106,727,898
Accumulated other comprehensive income	21,531,005	(2,790,200)
Total Equity of Sunrise Real Estate Group, Inc.	142,371,776	115,389,229
Non-controlling interests	(167,308)	1,888,194
Total shareholders’ equity	142,204,468	117,277,423

Total liabilities and shareholders’ equity	$230,548,416	$183,834,583

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2019	2018

Net revenues	$32,163,303	$1,578,795
Cost of revenues	(25,504,925)	(1,083,447)
Gross profit	6,658,378	495,348

Operating expenses	(341,678)	(793,517)
General and administrative expenses	(6,223,155)	(485,150)
Operating profit (loss)	93,545	(783,319)

Other income (expenses)
Interest income	11,282	10,848
Equity in net gain of an affiliate	-	21,783,932
Other income, net	519,979	150,732
Total Other Income	531,261	21,945,512

Income before income taxes	624,806	21,162,193
Income tax benefit	30,638	(31,676)
Net income	655,444	21,130,517
Less: Net (income) loss attributable to non-controlling Interests	2,092,488	50,310
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$2,747,932	$21,180,827

Earnings per share – basic and fully diluted	$0.04	$0.31

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2019	2018

Net Income	$655,444	$21,130,517

Other comprehensive income (loss)
- Foreign currency translation adjustment	(3,785,254)	3,695,050
- Discontinuation of the equity method for an investment	21,806,214	-
Total comprehensive income	18,676,404	24,825,567
Less: Comprehensive (income) loss attributable to non-controlling interests	2,507,064	(40,661)

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$21,183,468	$24,784,906

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,898	$(2,790,200)	$1,888,194	$117,277,423
Profit (loss) for the year					2,747,932		(2,091,488)	655,444
Discontinuation of the equity method for an investment	-	-	-	-	-	21,806,214	-	21,806,214
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	(86,589)	-	-	(86,589)
Translation of foreign operations	-	-	-	-	-	2,514,991	36,986	2,551,977
Balance, March 31, 2019	68,691,925	686,919	7,570,008	3,194,604	109,389,240	21,531,005	(167,308)	142,204,468

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, December 31, 2017	68,691,925	$686,919	$7,570,008	$931,510	$68,975,118	$3,095,469	$2,339,756	$83,598,780
Profit (loss) for the year			-	-	21,180,827	-	(50,310)	21,130,517
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	3,604,079	90,971	3,695,050
Balance, March 31, 2018	68,691,925	686,919	7,570,008	931,510	90,155,945	6,699,548	2,380,417	108,424,347

 See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$655,444	$21,130,517

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	146,838	126,765
Loss on disposal of property, plant and equipment	-	4,288
Bad debts	2,612,491	-
Equity in net loss (income) of unconsolidated affiliates	-	(21,783,930)
Changes in assets and liabilities
Accounts receivable	42,964	(113,890)
Real estate property under development	(35,327,717)	(831,134
Customer Deposits	(26,699,778)	(1,460,171)
Amount due from unconsolidated affiliates	62,935,099	(2,829
Other receivables and deposits	3,082,005	(26,745)
Deferred tax assets	31,034	-
Accounts payable	(3,883,842)	(1,535,249)
Other payables and accrued expenses	(11,038)	(44,534)
Interest payable on amount due to directors	(1,758,984)	-
Other taxes payable	180,514	(13,886)
Income taxes payable	(26,786)	12,280
Net cash provided by (used in) operating activities	1,916,176	(4,538,518)

Cash flows from investing activities
Acquisition of property, plant and equipment	(100,581)	-
Capital injection to unconsolidated affiliates	-	-
Net cash from transactional financial assets	(37,037,960)	(4,086,568)
Dividend distribution of affiliates	40,085,910	-
Net cash provided by (used in) investing activities	2,947,369	(4,086,568)

Cash flows from financing activities
Restricted cash	553,519	(650)
Bank loan repayments	-	-
Advances from directors	-	(26,708)
Repayments of advances from directors	-	(3,911,988)
Advances from an affiliate	-	11,997,265
Repayments to an affiliate	-	(3,817)
Dividends paid to noncontrolling interests	(7,007,230)	-
Repayments of promissory notes	-	-
Net cash provided by (used in) financing activities	(6,453,711)	8,054,102

Effect of exchange rate changes on cash and cash equivalents	216,423	1,364,498

Net increase in cash and cash equivalents	(1,373,743)	793,514
Cash and cash equivalents at beginning of period	17,656,165	5,869,944
Cash and cash equivalents at end of period	$16,282,422	$6,663,458

Supplemental disclosure of cash flow information
Income taxes paid	$-	$52,512
Interest paid	-	-

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. “SRRE” was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE together with its subsidiaries and equity investment described below is collectively referred to as “the Company”, “we”, “our”, or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing, and management services; and real estate development in the People’s Republic of China (the “PRC”).

As of March 31, 2019, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	24%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services

Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huai’an Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	100%[4]	Subsidiary	Investment holding

1	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.

2	The Company and a shareholder of LYSY, which holds 51% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 51% equity interest in LYSY. The Company effectively holds 75% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

3	In December 2019, SHDEW had an employee stock bonus where its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%

4	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018, and the cash flows for the three months ended March 31, 2019 and 2018. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We change our evaluation of SHDEW investment from the equity method to the measurement alternative method due to our ownership of SHDEW was decreased to 19.91% and the Company does not have significant control of SHDEW. This change in the evaluation method will negatively affect our financial statement in items such as equity in net gain of an affiliate, the net profit in our statement of operations and the investment in unconsolidated affiliate in our balance sheet statement. Our equity in net gain of an affiliate decreased to $0 which lowered our net profit and thus lowering our earning per share. One one-time effect in our financial line item is discontinuation of equity method for an investment as of April 30, 2020 in our statement of operations which increased by $21,806,214 from $0 in 2018.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is U.S. dollars (“$”) and their financial records and the financial statements are maintained and prepared in U.S. dollars. The functional currency of the Company’s subsidiaries and affiliate in China is Renminbi (“RMB”) and their financial records and statements are maintained and prepared in RMB.

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

The exchange rates as of March 31, 2019 and December 31, 2018 are $1: RMB 6.7335 and $1: RMB 6.8632, respectively.

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

For the three months ended March 31, 2019, the Company had recognized the net revenue and cost of revenue of ZJPF project at a certain proportion.

In October 2018 we established HATX for the purpose of for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Jiangsu Pronvince, Huaian City Qingjiang Pu District, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its 1st phase development in early 2019 with a GFA of 41,795 sqm totaling 347 units. As of March 31, 2019, the Company pre-sold 255 out of 347 units.

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

The Company is required to perform an impairment assessment of its investments whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary. The Company did not record any impairment losses in any of the periods reported.

Other Investments

Where the Company has no significant influence, the investment is classified as other assets in the balance sheet and is carried under the measurement alternative which is measured at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. Investment income is recognized by the Company when the investee declares a dividend and the Company believes it is collectible. The Company periodically evaluates the carrying value of its investment under the measurement alternative method in the case of the investment in SHDEW and any decline in value is included in impairment of cost of the investment.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of March 31, 2019, and December 31, 2018, the balance of deferred government subsidy was $4,932,867 and $4,829,440, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

Recently Adopted Accounting Standards

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule beginning with its financial reporting for the quarter ending January 1, 2019. Upon adoption, the Company include its Statements of Stockholders’ Deficit with each interim reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to non-employees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

New Accounting Pronouncements

There were no new accounting pronouncements related to the Company.

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of March 31, 2019, and December 31, 2018, the Company held cash deposits of $1,029,968 and $1,550,988, respectively.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2019, we have $87,596,130 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 - PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

NOTE 6 - REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiemen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 121 of 124 Phase 1 villas and sold 42 villas in Phase 2 North and 42 villas in Phase 2 South as of March 31, 2019.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which is located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartments. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, we rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our 2019 Q1 financial statement.

For the period ended of March 31, 2019, the company had recognized the net revenue and cost of revenue of Linyi project and the GXL project at a certain the number of units sold. In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of March 31, 2019, land use rights included in real estate property under development totaled $82,206,640.

In October 2018, we established HATX for the purpose of real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. The Huai’an project, named Tianxi Times, started its 1st phase development in early 2019 with a GFA of 41,795 sqm totaling 347 units. As of March 31, 2019, the Company pre-sold 255 out of 347 units.

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2019	2018

Advances to staff	$34,000	22,864
Rental deposits	37,797	39,085
Prepaid expense	9,960	12,033
Prepaid tax	1,384,189	4,620,338
Other receivables	4,411,139	4,080,833
	$5,877,085	$8,775,153

Other receivables and deposits as of March 31, 2019 and December 31, 2018 were stated net of allowance for doubtful accounts of $340,269 and $674,478, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2019	2018

Furniture and fixtures	$222,849	$161,949
Computer and office equipment	183,652	155,395
Motor vehicles	607,331	535,089
Properties	2,251,643	2,204,433
	3,265,476	3,056,867
Less: Accumulated depreciation	(2,034,620)	(1,958,025)
	$1,230,856	$1,098,842

Depreciation and amortization expense for property and equipment amounted to $147,129 and $126,765 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 9 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2019	2018

Investment properties	$28,161,333	$9,022,150
Less: Accumulated depreciation	(5,516,279)	(5,314,670)
	$22,645,054	$3,707,480

Depreciation and amortization expense for investment properties amounted to $438,387 and $834,335 for the three months ended March 31, 2019 and 2018, respectively.

We recognized $19,364,708 of investment properties from our unsold apartment units in our GXL project.

NOTE 10 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (19.91%) As of March 31, 2019, the investment amount in WHYYL and SHDEW were $0 and $13,186,796 , respectively.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period.

SHDEW is a company engaged principally in the manufacture and sales of skincare and cosmetic products. The Company has accounted for these investments using the measurement alternative method for the periods presented in this report as the Company cannot exercise significant influence over their activities.

In 2011, the Company invested $4,697,686 for acquiring a 49% equity interest in WHYYL to expand its operations to real estate development business. As of March 31, 2019, the investment in WHYYL was $0.

As of March 31, 2019, we wrote off the amount due from an unconsolidated affiliate in the amount of $2,557,716.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s has over five million members as of March 31, 2019. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices, and children’s apparel. SHDEW developed its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

In December 2019, SHDEW had a stock bonus where its employees received and vested their shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91% thereby changing out accounting method for the SHDEW investment from the equity method to the alternative measurement going forward.

NOTE 11– PROMISSORY NOTES PAYABLE

The promissory notes payable consist of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,488,250 and $1,457,046 as of March 31, 2019 and December 31, 2018, respectively.

The promissory note with a principal as of March 31, 2019 amounting to $744,125 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $744,125 and $728,523, respectively.

The promissory note with a principal as of March 31, 2019 amounts to $744,125 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $744,125 and $728,523, respectively.

For the three months ended March 31, 2019, the interest expense related to these promissory notes was $0.

NOTE 12– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2019	2018

Lin Chi-Jung	$52,124	$1,769,484
Pan Yu-Jen	(59,530)	(58,282)
Lin Hsin-Hung	51,607	56,407
	$44,202	$1,767,609

(a)	The balance due from Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

(c)	The balances due from Pan Yu-jen are unsecured, interest-free and have no fixed term of repayment.

NOTE 13- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2019	2018

Accrued staff commission and bonus	$233,206	$285,506
Rental deposits received	77,040	46,331
Bid bond	208,355	203,986
Dividends payable to no controlling interest	200,251	196,053
Other payables	219,952	198,065
	$938,804	$929,941

NOTE 14- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and the GXL project. As of March 31, 2019 and December 31, 2018, the company’s account payable amounted to $1,492,395 and $5,268,437.

NOTE 15 – AMOUNT DUE TO AFFILIATES

The total balance is $60,213,962. Of that total balance, the entity transaction of HATX project, in the amount of $59,689,413 due to SHDEW is unsecured, interest free with no fixed payment terms. The amount due to JXSY, in the amount of $524,549 was an intercompany transfer for day to day operation.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the GXL project, which were pre-sale collections from our customers. As of March 31, 2019, and December 31, 2018, the Company’s customer deposits amounted to $14,836,245 and $40,698,987, respectively.

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

Government subsidy was received in 2012, and as of March 31, 2019 and December 31, 2018, the Company’s deferred government subsidy amounted to $4,932,867 and $4,829,440, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2019 and 2018 were $205,743 and $31,943, respectively.

As of March 31, 2019, the Company had the following operating lease obligations.

Amount

Within one year	$205,743
Two to five years	-
$205,743

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

According to the Law of the PRC on Enterprises with Wholly-Owned Foreign Investment, the Company PRC’s subsidiaries are required to make appropriations from after-tax profits as determined under accounting principles generally accepted in the PRC (“PRC GAAP”) to non-distributable reserves. These reserve funds include one or more of the following: (i) a general reserve, (ii) an enterprise expansion reserve and (iii) a staff bonus and welfare fund. A wholly-owned PRC subsidiary is not required to make appropriations to the enterprise expansion reserve but annual appropriations to the general reserve are required to be made at 10% of the profit after tax as determined under PRC GAAP at each year-end, until such fund has reached 50% of its respective registered capital. The staff welfare and bonus reserve are determined by the board of directors. The general reserve is used to offset future losses. The subsidiary may, upon a resolution passed by the stockholders, convert the general reserve into capital. The staff welfare and bonus reserve are used for the collective welfare of the employees of the subsidiary. The enterprise expansion reserve is for the expansion of the subsidiary operations and can be converted to capital subject to approval by the relevant authorities. These reserves represent appropriations of the retained earnings determined in accordance with Chinese law.

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2019, and December 31, 2018, the Company’s statutory reserve fund was $3,194,604 and $3,194,604, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	193,815	$31,969,488	$-	$-	$32,163,303
Cost of revenues	(166,097)	(25,338,828)	-	-	(25,504,925)
Gross profit	27,718	6,330,660	-	-	6,658,378

Operating expenses	(92,649)	(248,935)	-	(94)	(341,678)
General and administrative expenses	(1,195,498)	(4,925,669)	-	(101,988)	(6,223,155)
Operating loss	(1,260,429)	1,456,056	-	(102,082)	93,545

Other income (expenses)
Interest income	3,696	7,515	-	71	11,282
Interest expense	-	-	-	-	-
Other income, Net	7,111	7,432	505,436	-	519,979
Equity in net income (loss) of unconsolidated affiliates	-	-	-	-	-
Total other (expenses) income	10,807	14,947	505,436	71	531,261

Income (loss) before income taxes	(1,249,622)	1,471,003	505,436	(102,011)	624,806
Income tax	30,638	-	-	-	30,638
Net Income( loss)	$(1,218,984)	$1,471,003	$505,436	$(102,011)	$655,444

	Three Months Ended March 31, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues		$1,150,325	$-	$-	$1,578,795
Cost of revenues	(226,006)	(857,441)	-	-	(1,083,447)
Gross profit	202,464	292,884	-	-	495,348

Operating expenses	(513,610)	(279,808)	-	(99)	(793,517)
General and administrative expenses	(322,982)	(156,418)	-	(5,750)	(485,150)
Operating loss	(634,128)	(143,342)	-	(5,849)	(783,319)

Other income (expenses)
Interest income	5,051	2,490	-	3,307	10,848
Interest expense	-	-	-	-	-
Other income, Net	(39)	(145,330)	296,101	-	150,732
Equity in net income (loss) of unconsolidated affiliates	-	-	21,783,932	-	21,783,932
Total other (expenses) income	5,012	(142,840)	22,080,033	3,307	21,945,512

Income (loss) before income taxes	(629,116)	(286,182)	22,080,033	(2,542)	21,162,193
Income tax	(95,415)	67,739	-	-	(31,676)
Net Income( loss)	$724,531	$(222,443)	$22,080,033	$(2,542)	$21,130,517

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of March 31, 2019
Real estate property under development	$-	$82,206,640	$-	$-	$82,206,640
Total assets	10,497,121	118,069,611	100,931,751	1,049,933	230,548,416

As of March 31, 2018
Real estate property under development	$-	$70,156,329	$-	$-	$70,156,329
Total assets	9,757,072	84,874,568	103,057,883	10,477	197,700,000

NOTE 22 – RELATED PARTY TRANSACTIONS

In January 18, 2019, SHDEW passed a shareholder resolution to issue a cash dividend to its shareholders. The Company, in March 13, 2019, through its subsidiaries SHSY and LYRL received 170,839,500 RMB and 98,858,500 RMB respectively.

In January 28, 2019, Sunrise Real Estate Group, Inc. paid a cash dividend in the amount of $6,869,192 ($0.10 per share) to shareholders of record as of December 28, 2018. The ex-dividend date was December 26, 2018.

In January 2019 the Company rented a property unit from a related party for office use.

NOTE 23 – SUBSEQUENT EVENT

In December 2019, SHDEW had an employee stock bonus where employees received their vested shares. This issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. As the Company does not have significant influence in SHDEW and the ownership declined to 19.91%, we changed our accounting method for the SHDEW investment from the equity method to the measurement alternative method going forward.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd.(WHGFH), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes hereinafter collectively referred to as “the Company”, “we”, “our”, or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC.

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in second-tier cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, Kunshan and Hainan, and branches in Wuhan and Shangqiu.

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of March 31, 2018, the project has sold 755 apartment units with an area of 81,221 square meters.

In August 2017, the Wuhan project has reached a dispute settlement with the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), which settled the expenses of construction and the project company could go through the handover progress. For the period ended of March 31, 2019, the company had recognized the net revenue and cost of revenue of WHYYL project at a certain proportion.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013; we have made sales of 104 units at the end of December 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017. For the period ended of March 31, 2019, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which is located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartments. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, we rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our 2019 Q1 financial statement.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over a million members as of December 31, 2017. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China.

In October 2018, we established HATX for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its 1st phase development in early 2019 with a GFA of 41,795 sqm totaling 347 units. As of March 31, 2019, the Company pre- sold 255 out of 347 units.

In December 2019, SHDEW had an employee stock bonus where many of its employees received their vested shares. This issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. The financial statements for 2018 will follow the equity method for the accounting treatment regarding our investment in SHDEW and from the beginning of 2019 and going forward, we will be using the measurement alternative method instead. This change in accounting method may have an impact in our financial statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule beginning with its financial reporting for the quarter ending January 1, 2019. Upon adoption, the Company include its Statements of Stockholders’ Deficit with each interim reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In June 2018, the FASB issued Accounting Standards Update (“ASU”) ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting , which simplifies the accounting for share-based payments granted to nonemployees for goods and services and aligns most of the guidance on such payments to nonemployees with the requirements for share-based payments granted to employees. ASU 2018-07 is effective on January 1, 2019. Early adoption is permitted. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. The Company adopted this ASU on January 1, 2019 with no material impact on the Company’s financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of March 31, 2019 and December 31, 2018.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2019 with comparisons to the period ended March 31, 2018.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2019	% to total	2018	% to total	% change
Agency sales	94,701	0.29	243,960	15	(61)
Property management	99,113	0.31	184,511	12	(46)
House Sales	31,969,488	99.4	1,150,325	73	2,679
Net revenue	32,163,303	100	1,578,795	100	1,937

The net revenue in the first quarter of 2019 was $32,163,303, which increased by 1,937% from $1,578,795 in the first quarter of 2018. In the first quarter of 2019, agency sales represented 0.29% of net revenue, house sales represented 99.4% and property management represented 0.31%. The increase in net revenue in the first quarter of 2019 was mainly due to the increase in the recognition of the sales revenue of the GXL project.

 Agency sales

Agency sales represented 0.29% of our net revenue in the first quarter of 2019 and revenue from agency sales decreased by 61% compared with the same period in 2018. The decrease in agency sales was due to less projects sales collection.

Because of our diverse market locations, the risk of market fluctuations has been decreased on our business operations in agency sales in 2019, and we are continually seeking stable growth in our agency sales business in 2019. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 0.31% of our revenue in the first quarter of 2019 and revenue from property management decreased by 46% compared with the same period in 2018.

House sales

House sales represented 99.4% of our revenue in the first quarter of 2019. The company has recognized its revenue from the GXL project.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2019	% to total	2018	% to total	% change
Agency sales	57,614	0.23	107,598	10	(46)
Property management	108,483	0.43	118,408	11	(8)
House sales	25,338,828	99.4	857,441	79	2,855
Cost of Revenue	25,504,925	100	1,083,447	100	2,254

The cost of revenue in the first quarter of 2019 was $25,504,925, increased of 2,254% from $1,083,447 in the same period in 2018. In the first quarter of 2019, cost of agency sales represented 0.23% of cost of revenue, cost of house sales represented 99.4% and cost of property management represented 0.43%. The increase in cost of revenue in first quarter of 2018 was mainly due to the recognizing of the cost of revenue from the GXL project.

Agency sales

The cost of revenue for agency sales in the first quarter in 2019 was $57,614, a decrease of 46% from $107,598 in the same period in 2018. This decrease was mainly due to the decrease in salary expenses, office expenses and so on.

Property management

The cost of revenue for property management in the first quarter of 2019 was $108,483, decreased by 8% from $118,408 in the same period in 2018.

House sales

House sales represented 99.4% of our cost of revenue in the first quarter of 2019. The company has recognized its cost of revenue from the GXL project.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2019	% to total	2018	% to total	% change
Agency sales	32,341	9	98,500	12	(67)
Property management	115,676	34	415,110	52	(72)
House sales	193,661	57	279,808	35	(30)
Service sales	-	-	99	1	(100)
Operating expenses	341,678	100	793,517	100	(57)

The operating expenses in the first quarter of 2019 were $341,678, a decrease of 57% from $793,517 in the same period of 2018. This was mainly due to the decrease in expenses in property management. In the first quarter of 2019, agency sales represented 9% of operating expenses, property management represented 34% and house sales represented 57% of operating expenses.

Agency sales

The operating expenses for agency sales in the first quarter of 2019 were $32,341, which decreased by 67% from $98,500 in the same period in 2018.

Property management

The operating expenses for property management in the first quarter of 2019 were $115,676, which decreased 72% from $415,110 in the same period in 2018.

House sales

The operating expenses for house sales in the first quarter of 2019 were $193,661, which decreased 30% from $279,808 in the same period in 2018.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2019 were $6,223,155, which increased by 1,182% from $485,150 in the same period in 2018. This decrease was mainly due to the write off the amount of $2,612,491 due from WHYYL and the expense of delayed house handover of the GXL project.

Equity in Net Gain of Affiliates

Equity in net gain in the first quarter of 2019 was $0. The equity in net gain of affiliates was mainly the investment value variety of WHYYL and SHDEW.

In December 2019, SHDEW had an employee stock bonus where many of its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%, thereby has changed our accounting method for the SHDEW investment from the equity method to the measurement alternative method since 2019.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts Due To Directors

The amounts due to directors as of March 31, 2019 were $44,202. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of March 31, 2019 was $52,124, which includes unsecured advances and unpaid interest.

Amount Due from Pan Yu-Jen

The balance due from Pan Yu-Jen as of March 31, 2019 was $59,530. This balance is an advance to Mr. Pan for business expenses related to SZXJY and our project in Huaian.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of March 31, 2019 was $51,607, which is unsecured, interest-free and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2019, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $16,282,422.

The Company’s operating activities provided cash in the amount of $1,916,176, which was primarily attributable to the purchase of 78.46% HAZB from an affiliate.

The Company’s investing activities provided cash resources of $2,947,369, which was primarily attributable to the investment of transactional financial assets.

The Company’s financing activities used cash resources of $6,453,711, which was primarily attributable to dividends paid to the Company’s shareholders.

The potential cash needs for 2019 would include the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the GXL project, Linyi project and Huai’an Tianxi project.

Capital Resources

Taking into account our cash position, available credit facilities and cash generated from operating activities, we believe that we have sufficient funds to operate our existing business for the next twelve months. If our business otherwise grows more rapidly than we currently predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions. There can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity or obtain funds that are with terms satisfactory to management and our board of directors.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

A.	Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2018.

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

SUNRISE REAL ESTATE GROUP, INC.

Date: June 17, 2020
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: June 17, 2020
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer

