Form 10-Q
period 2019-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2020-07-29
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-32585

SUNRISE REAL ESTATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2713701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 18, Panlong Road,

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 29, 2020–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$18,443,107	$17,656,165
Restricted cash (Note 3)	1,265,632	1,550,988
Transactional financial assets (Note 4)	37,112,888	49,451,172
Accounts receivable	157,220	234,358
Promissory deposits (Note 5)	105,832	114,751
Real estate property under development (Note 6)	82,205,761	64,423,978
Amount due from an unconsolidated affiliate	335,724	5,818,440
Other receivables and deposits, net (Note 7)	7,811,281	8,775,153
Total current assets	147,437,445	148,025,005

Property and equipment, net (Note 8)	1,315,671	1,098,842
Investment properties, net (Note 9)	21,839,041	3,707,480
Deferred tax assets (Note 15)	64,904	-
Investment in an unconsolidated affiliate (Note 10)	12,888,713	30,857,551
Other investments	145,461	145,705
Total assets	$183,691,235	$183,834,583

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note11)	1,454,609	1,457,046
Accounts payable (Note 14)	1,110,666	5,268,437
Amounts due to directors (Note 12)	371,891	1,767,609
Amount due to an affiliate (Note 15)	512,517	513,551
Customer deposits (Note 16)	16,428,544	40,698,987
Other payables and accrued expenses (Note 13)	14,573,245	929,941
Other taxes payable	297,386	214,502
Income taxes payable (Note 17)	890,715	730,051
Dividends payable	-	6,869,193
Total current liabilities	35,639,573	58,449,317

Long-term income tax payable (Note 17)	3,105,856	3,278,403
Deferred government subsidy (Note 18)	4,821,362	4,829,440
Total liabilities	43,566,791	66,557,160

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	3,194,604	3,194,604
Retained Earnings	108,580,558	106,727,898
Accumulated other comprehensive income	16,707,852	-2,790,200
Total deficit of Sunrise Real Estate Group, Inc.	136,739,941	115,389,229
Non-controlling interests	3,384,503	1,888,194
Total shareholders’ equity	140,124,444	117,277,423
Total liabilities and shareholders’ equity	$183,691,235	$183,834,583

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$60,449	$1,919,275	$32,033,189	$3,498,070
Cost of revenues	(396,655)	(1,004,153)	(25,750,467)	(2,087,600)
Gross profit	(336,206)	915,122	6,282,722	1,410,470

Operating expenses	(493,009)	(298,610)	(832,663)	(1,092,127)
General and administrative expenses	(1,297,512)	(632,754)	(7,483,796)	(1,117,904)
Operating profit (loss)	(2,126,727)	(16,242)	(2,033,737)	(799,561)

Other income (expenses)
Interest income	28,453	19,546	39,668	30,394
Interest expense	-	(2,302,296)	-	(2,302,296)
Equity in net gain of affiliate	-	9,552,226	-	31,336,158
Other income (loss), net	764,448	135,666	1,281,346	286,398
Total other Income	792,901	7,405,142	1,321,014	29,350,654

Income before income taxes	(1,333,826)	7,388,900	(712,723)	28,551,093

Income tax benefit (expense)	34,851	50,613	65,307	18,937

Net income	(1,298,975)	7,439,513	(647,416)	28,570,030
Less: Net (income) loss attributable to non-controlling interests	494,178	(183,181)	2,586,666	(132,871)
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(804,797)	$7,256,332	$1,939,250	$28,437,159
Net income	(1,298,975)	7,439,513	(647,416)	28,570,030
Other comprehensive income Foreign currency translation adjustment	(284,243)	(5,814,632)	2,267,734	(2,119,582)
Discontinuation of the equity method for an investment	-	-	21,313,293	-
Comprehensive income	(1,583,218)	1,624,881	22,933,611	26,450,448

Less: Comprehensive income attributable to non-controlling interests	(3,551,811)	(58,298)	(1,496,309)	(98,959)
Total comprehensive income attributable to shareholders	(5,135,029)	1,566,583	21,437,302	26,351,489
Earnings per share – basic and fully diluted	$(0.01)	$0.11	$0.03	$0.41

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,898	$(2,790,200)	$1,888,194	$117,277,423
Profit (loss) for the year					1,939,250		(2,586,666)	(647,416)
Discontinuation of the equity method for an investment	-	-	-	-	-	21,313,293	-	21,313,293
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	(86,589)	-	-	(86,589)
Translation of foreign operations	-	-	-	-	-	(1,815,241)	4,082,975	2,267,734
Balance, June 30, 2019	68,691,925	686,919	7,570,008	3,194,604	108,580,558	16,707,852	3,384,503	140,124,444

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, March 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$109,389,240	$21,531,005	$(167,308)	$142,204,468
Profit (loss) for the year					(804,797)		(494,178)	(1,298,975)
Translation of foreign operations	-	-	-	-	-	(4,832,153)	4,045,989	(777,164)
Discontinuation of the equity method for an investment						-		-
Capital contribution to a new consolidated subsidiary					(3,885)			(3,885)
Balance, June 30, 2019	68,691,925	686,919	7,570,008	3,194,604	108,580,558	16,707,852	3,384,503	140,124,444

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, December 31, 2017	68,691,925	$686,919	$7,570,008	$931,510	$68,975,118	$3,095,469	$2,339,756	$83,598,780
Profit (loss) for the year					28,437,159		132,871	28,570,030
Translation of foreign operations	-	-	-	-	-	(2,085,670)	(33,912)	(2,119,582)
Balance, June 30, 2018	68,691,925	686,919	7,570,008	931,510	97,412,277	1,009,799	2,438,715	110,049,228

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, March 31, 2018	68,691,925	$686,919	$7,570,008	$931,510	$90,155,945	$6,699,548	$2,380,417	$108,424,347
Profit (loss) for the year					7,256,332		183,181	7,439,513
Translation of foreign operations	-	-	-	-	-	(5,689,749)	(124,883)	(5,814,632)
Balance, June 30, 2018	68,691,925	686,919	7,570,008	931,510	97,412,277	1,009,799	2,438,715	110,049,228

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$(647,416)	$28,570,030

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	172,362	249,487
Loss (Gain) on disposal of property, plant and equipment	16,008	4,278
Bad debts	2,553,437	-
Equity in net loss (income) of unconsolidated affiliates	-	(31,336,157)
Changes in assets and liabilities
Accounts receivable	77,955	(87,736)
Promissory deposits	-	-
Real estate property under development	(36,689,016)	364,199
Customer Deposits	(24,583,558)	(921,555)
Amount due from unconsolidated affiliates	3,005,569	(5,643)
Other receivables and deposits	964,143	(215,630)
Deferred tax assets	(65,926)	(71,320)
Net cash from directors	(1,414,698)	-
Accounts payable	(4,214,306)	(1,131,522)
Other payables and accrued expenses	13,859,771	(119,489)
Other taxes payable	(8,112)	(7,028)
Income taxes payable	84,554	(21,074)
Net cash provided by operating activities	(46,889,233)	(4,729,160)

Cash flows from investing activities
Purchases of property and equipment	(275,326)	-
Net Cash from Transactional financial assets	12,448,592	(1,817,514)
Dividend distribution of affiliates	39,848,406	-
Net cash provided by (used in) investing activities	52,021,672	(1,817,514)

Cash flows from financing activities
Restricted cash	287,215	694,555
Repayments to directors	-	(3,909,110)
Advances from directors	-	15,396
Amount due to unconsolidated affiliates	-	13,356,656
Repayments to an affiliate	-	141,210
Dividends paid to noncontrolling interests	(6,965,713)	-
Net cash used in financing activities	(6,678,498)	10,298,707

Effect of exchange rate changes on cash and cash equivalents	2,333,001	247,967

Net increase in cash and cash equivalents	786,942	4,000,000
Cash and cash equivalents at beginning of period	17,656,165	5,869,944
Cash and cash equivalents at end of period	$18,443,107	$9,869,944

Supplemental disclosure of cash flow information
Income taxes paid	$-	$72,559
Interest paid	-	142,710

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. “SRRE” was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE together with its subsidiaries and equity investment described below is collectively referred to as “the Company”, “we”, “our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services; and real estate development in the People’s Republic of China (the “PRC”).

As of June 30, 2019, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services

Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (HAZB)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	100%[4]	Subsidiary	Investment holding

1.	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
2.

The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

3.	In December 2019, SHDEW had an employee stock bonus where its employees received vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.
4.	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2019 and the results of operations for the six months ended June 30, 2019 and 2018, and the cash flows for the six months ended June 30, 2019 and 2018. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We change our evaluation of SHDEW investment from the equity method to the measurement alternative method due to our ownership of SHDEW was decreased to 19.91% and the Company does not have significant control of SHDEW. This change in evaluation method will negatively affect our financial statement in items such as equity in net gain of an affiliate, net profit in our statement of operations and investment in unconsolidated affiliate in our balance sheet statement. Our equity in net gain of an affiliate decreased to $0 which lowered our net profit and thus lowering our earnings per share. A one-time effect in our financial line item is discontinuation of equity method for an investment as of three months and six months ended June 30, 2019 was $492,921 and $21,313,293 respectively, in our statement of operations.

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

The exchange rates as of June 30, 2019 and December 31, 2018 are $1: RMB6.8747 and $1: RMB6.8632, respectively.

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

For the six months ended June 30, 2019, the Company had recognized the net revenue and cost of revenue of ZJPF project at a certain proportion.

In October 2018, we established HATX for the purpose of for real estate development in Huaian through HAZB of which we have 78.46% ownership. HAZB purchased the property in Jiangsu Province, Huaian City Qingjiang Pu District, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huaian project, named Tianxi Times, started its 1st phase development in early 2019 with a GFA of 41,795 sqm totaling 347 units. As of April 30, 2020, the Company pre-sold 255 out of 347 units.

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

When the Company’s share of losses in an affiliate equals or exceeds its interest in the affiliate, the Company did not recognize further losses, unless the Company has incurred obligations or made payments on behalf of the affiliate.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of June 30, 2019, and December 31, 2018, the deferred government subsidy amounted to $4,821,362 and $4,829,440, respectively. The subsidy was used to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2019, and December 31, 2018, the Company held cash deposits of $1,265,632 and $1,550,988, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2019, we have $37,112,888 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 – PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

NOTE 6 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 121 of 124 Phase 1 villas and sold 42 villas in Phase 2 North and also 42 villas in Phase 2 South as of June 30, 2019.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. In 2016 the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting out the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our financial statement for the period ended June 30, 2019.

For the period ended of June 30, 2019, the Company had recognized the net revenue and cost of revenue of Linyi project and the GXL project based on the number of units sold. In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of June 30, 2019, land use rights included in real estate property under development totaled $82,205,761.

In October 2018 we established HATX for the purpose of for real estate development in Huaian through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huaian, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, purchased 78.46% of the shares in HAZB. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 41,795 sqm totaling 347 units. As of April 30, 2020, the Company pre-sold 255 out of 347 units.

NOTE 7 – OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2019	2018

Advances to staff	$23,123	22,864
Rental deposits	41,307	39,085
Prepaid expense	9,338	12,033
Prepaid tax	1,656,065	4,620,338
Other receivables	6,081,448	4,080,833
	$7,811,281	$8,775,153

Other receivables and deposits as of June 30, 2019 and December 31, 2018 were stated net of allowance for doubtful accounts of $332,578 and $674,478, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2019	2018

Furniture and fixtures	$223,132	$161,949
Computer and office equipment	185,590	155,395
Motor vehicles	597,222	535,089
Properties	2,200,745	2,204,433
	3,206,689	3,056,867
Less: Accumulated depreciation	(1,891,018)	(1,958,025)
	$1,315,671	$1,098,842

Depreciation and amortization expense for property and equipment amounted to $79,332 and $249,487 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 9 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2019	2018
Investment properties	$27,524,757	$9,022,150
Less: Accumulated depreciation	(5,685,716)	(5,314,670)
	$21,839,041	$3,707,480

Depreciation and amortization expense for investment properties amounted to $734,552 and $924,757 for the six months ended June 30, 2019 and 2018, respectively.

We recognized $19,364,708 of investment properties from our unsold apartment units in our GXL project.

NOTE 10 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (19.91%). As of June 30, 2019, the investment amount in WHYYL and SHDEW were $0 and $12,888,713, respectively.

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

In 2011, the Company invested $4,697,686 to acquire a 49% equity interest in WHYYL to expand its operations to the real estate development business. As of June 30, 2019, the investment in WHYYL was $0.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of June 30, 2020. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is developing its own online shopping platform where consumers can purchase its n cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

In December 2019, SHDEW had an employee stock bonus where many of its employees received and vested their shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91% thereby changing out accounting method for the SHDEW investment from the equity method to the alternative measurement going forward.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,454,609 and $1,457,046 as of June 30, 2019 and December 31, 2018, respectively.

The promissory note with a principal as of June 30, 2019 amounting to $727,304 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $727,304 and $728,523, respectively.

The promissory note with a principal as of June 30, 2019 amounting to $727,304 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $727,304 and $728,523, respectively.

For the six months ended June 30, 2019, the interest expense related to these promissory notes was $NIL.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2019	2018
Lin Chi-Jung	$385,506	$1,769,484
Pan, Yu-Jen	(58,184)	(58,282)
Lin Hsin-Hung	44,569	56,407
	$371,891	$1,767,609

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

(c)	The balances due from Pan Yu-jen are unsecured, interest-free and have no fixed term of repayment.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2019	2018

Accrued staff commission and bonus	$220,249	$285,506
Rental deposits received	44,481	46,331
Bid bond	266,193	203,986
Dividends payable to non-controlling interest	195,725	196,053
Other payables	13,846,597	198,065
	$14,573,245	$929,941

NOTE 14 – ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and the GXL project. As of June 30, 2019, and December 31, 2018, the Company’s account payable amounted to $1,110,666 and $5,268,437.

NOTE 15 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $512,517 from JXSY is intercompany transfers for day to day operation.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the GXL project, which was pre-sale collection from our customers. As of June 30, 2019, and December 31, 2018, the Company’s customer deposits amounted to $16,428,544 and $40,698,987.

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

NOTE 18 – DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of June 30, 2019 and December 31, 2018, the Company’s deferred government subsidy amounted to $4,821,362 and $4,829,440, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2019 and 2018 were $235,753 and $33,780, respectively.

As of June 30, 2019, the Company had the following operating lease obligations.

Amount

Within one year	$63,141
Two to five years	-
$63,141

NOTE 20 – STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2019, and December 31, 2018, the Company’s statutory reserve fund was $3,194,604 and $3,194,604, respectively.

NOTE 21 – SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended June 30, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$60,449	$-	$-	$-	$60,449
Cost of revenues	(396,655)	-	-	-	(396,655)
Gross profit	(336,206)	-	-	-	(336,655)

Operating expenses	(217,689)	(275,228)	-	(92)	(493,009)
General and administrative expenses	(899,939)	(276,558)	-	(121,015)	(1,297,512)
Operating loss	(1,453,834)	(551,786)		(121,015)	(2,126,727)

Other income (expenses)
Interest income	2,570	20,055	-	5,828	28,453
Interest expense	-	-		-
Other income, Net	(2,322)	(783)	767,553		764,448
Equity in net income (loss) of unconsolidated affiliates	-	-		-	-
Total other (expenses) income	248	19,272	767,553	5,828	792,901

Income (loss) before income taxes	(1,453,586)	(989,772)	767,553	(115,279)	(1,333,826)
Income tax	34,851	-	-	-	34,851
Net Income( loss)	$(1,418,735)	$(989,772)	$767,553	$(115,279)	$(1,298,975)

	Six Months Ended June 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$890,370	$2,607,700	$-	$-	$3,498,070
Cost of revenues	(490,703)	(1,596,897)	-	-	(2,087,600)
Gross profit	399,667	1,010,803	-	-	1,410,470

Operating expenses	(690,421)	(401,524)	-	(182)	(1,092,127)
General and administrative expenses	(426,358)	(379,389)	-	(312,157)	(1,117,904)
Operating loss	(717,112)	229,890	-	(312,339)	(799,561)

Other income (expenses)
Interest income	20,556	4,743	-	5,095	30,394
Interest expense	-	(142,710)	(2,159,586)	-	(2,302,296)
Other income, Net	(174,476)	(144,972)	606,109	(263)	286,398
Equity in net income (loss) of unconsolidated affiliates	-	-	31,336,158	-	29,350,654
Total other (expenses) income	(153,920)	(282,939)	29,782,680	4,832	28,551,093

Income (loss) before income taxes	(871,031)	(53,049)	29,782,680	(307,507)	28,551,093
Income tax	(52,383)	71,320	-	-	18,937
Net Income (loss)	$923,414	$18,271	$29,782,680	$(307,507)	$28,570,030

	Three Months Ended June 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$461,900	$1,457,375	$-	$-	$1,919,275
Cost of revenues	(264,696)	(739,457)	-	-	(1,004,153)
Gross profit	197,204	717,918	-	-	915,122

Operating expenses	(176,811)	(121,716)	-	(83)	(298,610)
General and administrative expenses	(103,376)	(222,971)	-	(306,407)	(632,754)
Operating loss	(82,983)	373,231		(306,490)	(16,242)

Other income (expenses)
Interest income	15,505	2,253	-	1,788	19,546
Interest expense	-	(142,710)	(2,159,586)	-	(2,302,296)
Other income, Net	(174,437)	358	310,008	263	135,666
Equity in net income (loss) of unconsolidated affiliates	-	-	9,552,226	-	9,552,226
Total other (expenses) income	(158,932)	(140,099)	7,702,648	1,525	7,405,142

Income (loss) before income taxes	(241,915)	(233,132)	7,702,648	(304,965)	7,388,900
Income tax	(43,032)	7,581	-	-	50,613
Net Income( loss)	$(198,883)	$(240,713)	$7,702,648	$(304,965)	$7,439,513

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2019
Real estate property under development	$-	$82,205,761	$-	$-	$82,205,761
Total assets	10,670,092	61,481,808	50,147,062	61,392,273	183,691,235

As of June 30, 2018
Real estate property under development	-	66,776,646	-	-	66,776,644
Total assets	$11,195,172	$81,710,232	$105,024,192	$54,525	$197,984,121

NOTE 22 – RELATED PARTY TRANSACTIONS

On January 18, 2019, SHDEW passed a shareholder resolution to issue a cash dividend to its shareholders. The Company, on March 13, 2019, through its subsidiaries SHSY and LYRL received 170,839,500 RMB and 98,858,500 RMB respectively.

On January 28, 2019, the Company paid a cash dividend in the amount of $6,869,192 ($0.10 per share) to shareholders of record as of December 28, 2018. The ex-dividend date was December 26, 2018.

In January 2019, the Company rented a property unit from a related party for office use.

NOTE 23 – SUBSEQUENT EVENT

On December 2019, SHDEW had an employee stock bonus where many of its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. As the Company does not have significant influence in SHDEW and the change of ownership to 19.91%, we changed our accounting method for the SHDEW investment from the equity method to the measurement alternative method going forward.

On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd.(WHGFH), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”), and Shanghai Da Er Wei Trading Company Limited (“SHDEW”) are sometimes hereinafter collectively referred to as “the Company”, “we”, “our” or “us”.

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

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. As of March 31, 2018, the project has sold 755 apartment units with an area of 81,221 square meters. As of December 31, 2018, we sold all of the residential units.

In August 2017, the Wuhan project has reached a dispute settlement with the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), which settled the expenses of construction and the project company could going through the handover progress. For the period ended of June 30, 2019, the company had recognized the net revenue and cost of revenue of WHYYL project based on the number of units sold.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013, and we have made sales of 104 units at the end of December 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017. For the period ended of June 30, 2019, the company had recognized the net revenue and cost of revenue of Linyi project at a certain proportion.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. In 2016 the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting out the units.

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

In October 2018 we established HATX for the purpose of for real estate development in Huaian through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huaian, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huaian project, named Tianxi Times, started its 1st phase development in early 2019 with a GFA of 41,795 sqm totaling 347 units. As of April 30, 2020, the Company pre-sold 255 out of 347 units.

In December 2019, SHDEW had an employee stock bonus where many of its employees received their vested shares. This issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. The financial statements for 2018 will follow the equity method for the accounting treatment in regard to our investment in SHDEW and from the beginning of 2019 and going forward, we will be using the measurement alternative method instead. This change in accounting method may have an impact in our financial statements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2019 and 2018.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the 3 months and 6 months period ended June 30, 2019 with comparisons to the same periods ended June 30, 2018.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2019	% to total	2018	% to total	% change	2019	% to total	2018	% to total	% change
Agency sales	70,688	28	267,939	14	(73)	165,389	1	511,899	15	(67)
Property management	183,450	72	193,960	10	(5)	282,563	1	378,471	11	(25)
House sales	-	0	1,457,375	76	(100)	31,582,237	98	2,607,700	74	1,111
Net revenues	254137	100	1,919,274	100	(87)	32,033,189	100	3,498,070	100	815

The net revenue in the second quarter of 2019 was $254,137, which decreased 87% from $1,919,274 in the second quarter of 2018. The net revenue in the first two quarters of 2019 was $32,033,189, which represented an increase of 815% from $3,498,070 in the first two quarter of 2018. In the second quarter of 2019, agency sales, property management, and house sales represented 28%, 72%, and 0% of our net revenues, respectively. For the first two quarters of 2019, agency sales, property management, and house sales represented 1%, 1%, and 98% of our net revenues, respectively. The increase in net revenue in the first two quarter of 2019 was mainly due to the recognition of sales revenue of the GXL project.

Agency sales

For the second quarter and first two quarters of 2019, 28% and 1%, respectively, of our net revenues were attributable to agency sales. As compared with the same period in 2018, net revenue of agency sales decreased 73% and 67%, respectively, for the second quarter and the first two quarters of 2019.

Property Management

Property management represented 1% of our revenue for the first two quarters of 2019 and revenue from property management decreased by 25% compared with the same period in 2018.

House sales

For the first two quarters of 2019, the Company has recognized the house sales of GXL project at a certain portion of time. House sales represented 98% of our revenue for the first two quarter of 2019.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2019	% to total	2018	% to total	% change	2019	% to total	2018	% to total	% change
Agency sales	59,149	15	134,108	13	(56)	116,764	1	241,706	12	(51)
Property management	336,521	85	130,589	13	157	445,004	2	248,997	12	78
House sales	-	-	739,456	74	(100)	25,188,699	97	1,596,897	76	1,477
Cost of revenues	395,670	100	1,004,153	100	(60)	25,750,467	100	2,087,600	100	1,135

The cost of revenues for the second quarter of 2019 was $395,670, which decreased 60% from $1,004,153 during the second quarter of 2018. The cost of revenues of the first two quarters of 2019 was $25,750,467, which increased 1,134% from $2,087,600 during the first two quarters of 2018. For the second quarter of 2019, agency sales, property management, and house sales represented 15%, 85%, and 0% of our cost of revenues, respectively. For the first two quarters of 2019, agency sales, property management, and house sales represented 1%, 2%, and 97% of our cost of revenues, respectively. The decrease in the cost of revenue in the second quarter and increase in the first two quarters of 2019 was mainly due to the recognition of cost of sales revenue of GXL project.

Agency sales

The cost of revenue for agency sales for the first two quarters of 2019 was $116,764, a decrease of 52% from $241,706 for the same period in 2018. This decrease was mainly due to the decrease in our commissions from the decrease in sales of agency sales in the first two quarter of 2019.

Property management

The cost of revenue for property management for the first two quarters of 2019 was $445,004, an increase of 78% from $248,997 for the same period in 2018. This was mainly due to more business for the property management.

House sales

For the first two quarters of 2019, the Company have recognized the cost of house sales of the GXL project. House sales represented 97% of our cost of revenue for the first two quarters of 2019.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2019	% to total	2018	% to total	% change	2019	% to total	2018	% to total	% change
Agency sales	29,544	6	62,430	21	(52)	61,884	7	160,930	15	(61)
Property management	185,886	38	114,382	38	62	301,562	36	529,492	48	(43)
House sales	275,555	56	121,716	41	126	469,216	57	401,524	37	17
Service sales	-	0	83	0	(100)	-	0	182	0	(100)
Operating expenses	490,986	100	298,610	100	64	832,663	100	1,092,127	100	(24)

The operating expenses for the second quarter of 2019 were $490,986, which increased 64% from $298,610 for the same period in 2018. The total operating expenses for the first two quarters of 2019 were $832,663, which decreased 24% from $1,092,127 for the same period in 2018. In the second quarter of 2019, agency sales, property management, and house sales represented 6%, 38%, and 56% of the total operating expenses, respectively. For the first two quarters of 2019, agency sales, property management, and house sales represented 7%, 36%, 57% of the total operating expenses, respectively. The increase in the overall operating expense resulted from the increase in house sales and property management for the second quarter and the first two quarters of 2019.

Agency sales

The operating expenses for agency sales for the first two quarter of 2019 were $61,844, a decreased of 61% from $160,930 for the same period in 2018.

Property management

The operating expenses for property management for the first two quarters of 2019 were $301,562, a decrease of 43% from $529,492 in the same period in 2018. The increase is mainly due to consulting expenses relating to the business.

House sales

The operating expenses for house sales for the first two quarters of 2019 were $469,216 which increased 17% from $401,524 for the same period in 2018.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2019 were $7,483,796, which increased by 569% from $1,117,904 for same periods in 2018. This increase was mainly due to the write-off of $2,612,491 due from WHYYL and the expense of delayed house handover of the GXL project.

Equity in net gain (loss) of affiliates

Equity in net gain for the first two quarter of 2019 was $0. The equity in net gain of affiliates was mainly the investment value variety of WHYYL and SHDEW.

In December 2019, SHDEW had an employee stock bonus where many of its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%, thereby changing our accounting method for the SHDEW investment from the equity method to the measurement alternative method starting in 2019.

Other income, net

Other income for the first two quarters of 2019 was $1,281,346, an increase of 347% from gain of $286,398 for the same period in 2018. The income increased mainly due to the gain of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors as of June 30, 2019 was $371,891. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $385,506 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $44,569 represents the salary payable to Lin Hsin Hung.

Amount due from Pan, Yu-Jen

The amount of $58,184 represents the temporary advance to Pan, Yu-Jen for business expenses related to SZXJY and our project in Huai’an.

Amount due to affiliate

The amount due to JXSY, in the amount of $512,517 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2019, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $18,443,107.

The Company’s operating activities used cash in the amount of $46,889,233, which was primarily attributable to the payment of real estate development and receipts in advance.

The Company’s investing activities provided cash resources of $52,021,672, which was primarily attributable to the dividend from affiliates.

The Company’s financing activities used cash resources of $6,965,713, which was primarily attributable to dividends paid to noncontrolling interests.

The potential cash needs for 2019 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the GXL projects, Linyi project and Huai’an project.

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

Date: July 29, 2020
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: July 29, 2020
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer