Form 10-Q
period 2019-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2020-07-31
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 30, 2020–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$19,326,603	$17,656,165
Restricted cash (Note 3)	4,967,262	1,550,988
Transactional financial assets (Note 4)	27,252,091	49,451,172
Accounts receivable	49,347	234,358
Promissory deposits (Note 5)	0	114,751
Real estate property under development (Note 6)	78,919,736	64,423,978
Amount due from an unconsolidated affiliate	326,316	5,818,440
Other receivables and deposits, net (Note 7)	6,566,381	8,775,153
Total current assets	137,407,736	148,025,005

Property and equipment, net (Note 8)	1,224,162	1,098,842
Investment properties, net (Note 9)	26,907,353	3,707,480
Deferred tax assets (Note 15)	63,086	-
Investment in an unconsolidated affiliate (Note 10)	12,527,540	30,857,551
Other investments	141,385	145,705
Total assets	$178,271,262	$183,834,583

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,413,847	1,457,046
Accounts payable (Note 14)	2,228,189	5,268,437
Amounts due to directors (Note 12)	822,331	1,767,609
Amount due to an affiliate (Note 15)	498,155	513,551
Customer deposits (Note 16)	15,687,782	40,698,987
Other payables and accrued expenses (Note 13)	14,250,217	929,941
Other taxes payable	114,870	214,502
Income taxes payable (Note 17)	950,950	730,051
Dividends payables	-	6,869,193
Total current liabilities	35,966,341	58,449,317

Long-term income tax payable (Note 17)	3,019,582	3,278,403
Deferred government subsidy (Note 18)	4,686,255	4,829,440
Total liabilities	43,672,178	66,557,160

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	3,194,604	3,194,604
Retained Earnings	106,213,811	106,727,898
Accumulated other comprehensive income	13,738,610	(2,790,200)
Total deficit of Sunrise Real Estate Group, Inc.	131,403,952	115,389,229
Non-controlling interests	3,195,132	1,888,194
Total shareholders’ equity	134,599,084	117,277,423
Total liabilities and shareholders’ equity	$178,271,262	$183,834,583

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenues	$724,827	$1,664,317	$32,424,073	$5,162,387
Cost of revenues	(749,236)	(999,707)	(26,231,257)	(3,087,307)
Gross profit	(24,409)	664,610	6,192,816	2,075,080

Operating expenses	(548,691)	(213,874)	(1,372,674)	(1,306,001)
General and administrative expenses	(1,735,622)	(779,372)	(9,141,400)	(1,897,276)
Operating profit (loss)	(2,308,722)	(328,636)	(4,321,258)	(1,128,197)

Other income (expenses)
Interest income	48,925	33,981	88,179	64,375
Interest expense	-	56,026	-	(2,246,270)
Equity in net gain of affiliate	-	33,343,384	-	64,679,542
Other income (loss), net	305,351	497,072	1,573,414	783,470
Total other Income	354,351	33,930,463	1,661,593	63,281,117

Income (loss) before income taxes	(1,954,371)	33,601,827	(2,659,665)	62,152,920

Income tax benefit (expense)	(362)	(980,563)	64,264	(961,626)

Net income	(1,954,733)	32,621,264	(2,595,401)	61,191,294
Less: Net (income) loss attributable to non-controlling interests	98,297	(236,314)	2,657,997	(369,185)
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,856,436)	$32,384,950	$62,596	$60,822,109
Net income (loss)	(1,954,733)	32,621,264	(2,595,401)	61,191,294
Other comprehensive income Foreign currency translation adjustment	(2,466,390)	(5,319,554)	(222,297)	(7,429,136)
Discontinuation of the equity method for an investment	-	-	20,716,042	-
Comprehensive income	(4,421,123)	27,301,710	17,898,344	53,518,617
Less: Comprehensive income attributable to non-controlling interests	189,371	(134,582)	(1,306,938)	(233,541)
Total comprehensive income attributable to shareholders	(4,231,752)	27,167,128	16,591,406	53,518,617
Earnings per share – basic and fully diluted	$(0.03)	$0.47	$0.00	$0.89

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,898	$(2,790,200)	$1,888,194	$117,277,423
Profit (loss) for the year					62,596		(2,657,997)	(2,595,401)
Discontinuation of the equity method for an investment	-	-	-	-	-	20,716,042	-	20,716,042
Gain (loss) contribution from newly consolidated subsidiaries	-	-	-	-	(576,683)	-	-	(576,683)
Translation of foreign operations	-	-	-	-	-	(4,187,232)	3,964,935	(222,297)
Balance, Sept. 30, 2019	68,691,925	686,919	7,570,008	3,194,604	106,213,811	13,738,610	3,195,132	134,599,084

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, June 30, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$108,580,558	$16,707,852	$3,384,503	$140,124,444
Profit (loss) for the year					(1,856,436)		(98,297)	(1,947,985)
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Gain (loss) contribution from newly consolidated subsidiaries	-	-	-	-	(510,311)	-	-	(510,311)
Translation of foreign operations	-	-	-	-	-	(2,969,242)	(91,074)	(3,060,316)
Balance, Sept. 30, 2019	68,691,925	686,919	7,570,008	3,194,604	106,213,811	13,738,610	3,195,132	134,599,084

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2017	68,691,925	$686,919	$7,570,008	$931,510	$68,975,118	$3,095,469	$2,339,756	$83,598,780
Profit (loss) for the year					60,822,109		369,185	61,191,294
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Share issued				1,740,182	(1,740,182)			-
Gain (loss) contribution from newly consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	(7,303,492)	(135,644)	(7,439,136)
Balance, Sept. 30, 2018	68,691,925	686,919	7,570,008	2,671,691	128,057,045	(4,208,023)	2,573,297	137,350,938

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ (Deficit) Equity

Balance, June 30, 2018	68,691,925	$686,919	$7,570,008	$931,510	$97,412,277	$1,009,799	$2,438,715	$110,049,228
Profit (loss) for the year					32,384,950		236,314	32,621,264
Discontinuation of the equity method for an investment						-		-
Share issued				1,740,182	(1,740,182)
Gain (loss) contribution from newly consolidated subsidiaries					-			-
Translation of foreign operations	-	-	-	-	-	(5,217,822)	(101,732)	(5,319,554)
Balance, Sept. 30, 2018	68,691,925	686,919	7,570,008	2,671,691	128,057,045	(4,208,023)	2,573,297	137,350,938

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended Sept. 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(2,595,401)	$61,191,294

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,294,402	363,713
Loss (Gain) on disposal of property, plant and equipment	15,841	4,174
Bad debts	2,481,884	-
Equity in net loss (income) of unconsolidated affiliates	-	(64,678,404)
Changes in assets and liabilities
Accounts receivable	184,142	(36,332)
Real estate property under development	(41,068,227)	1,202,082
Customer Deposits	(24,617,243)	(771,198)
Amount due from unconsolidated affiliates	3,019,171	(8,260)
Other receivables and deposits	2,015,129	(2,661,208)
Deferred tax assets	(65,240)	(83,670)
Net cash from directors	(923,354)	-
Accounts payable	(2,982,510)	(1,634,516)
Other payables and accrued expenses	13,803,548	96,324
Other taxes payable	(96,457)	(31,807)
Income taxes payable	(7,997)	(946)
Net cash provided by (used in) operating activities	(49,542,312)	(7,048,754)

Cash flows from investing activities
Purchases of property and equipment	(271,719)	(3,665)
Net Cash from Transactional financial assets	21,440,765	(86,947)
Dividend distribution of affiliates	39,432,991	-
Net cash provided by (used in) investing activities	60,602,037	(90,612)

Cash flows from financing activities
Restricted cash	(3,580,461)	676,010
Repayments to directors	-	(3,870,889)
Advances from directors	-	24,578
Advances from an affiliate	-	13,118,432
Repayments to an affiliate	-	(135,820)
Dividends paid to noncontrolling interests	(6,869,193)	-
Net cash provided by (used in) financing activities	(10,449,654)	9,812,311

Effect of exchange rate changes on cash and cash equivalents	1,060,367	162,110

Net increase in cash and cash equivalents	1,670,438	2,835,055
Cash and cash equivalents at beginning of period	17,656,165	5,869,944
Cash and cash equivalents at end of period	$19,326,603	$8,704,999

Supplemental disclosure of cash flow information
Income taxes paid	$-	$1,094,024
Interest paid	-	139,237

See accompanying notes to consolidated financial statements.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. (“SRRE”) was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE, together with its subsidiaries and equity investment described below, are collectively referred to as “the Company”, “we”, “our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services, and real estate development in the People’s Republic of China (the “PRC”).

As of September 30, 2019, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	100%[4]	Subsidiary	Investment holding

1	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement under which the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.

2	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

3	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

4	We established HATX for the purpose of for real estate development in Huai’an through HAZB of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2019 and the results of operations for the nine months ended September 30, 2019 and 2018, and the cash flows for the nine months ended September 30, 2019 and 2018. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

We change our evaluation of SHDEW investment from the equity method to the measurement alternative method due to our ownership of SHDEW was decreased to 19.91% and the Company does not have significant control of SHDEW. This change in evaluation method will negatively affect our financial statement in items such as equity in net gain of an affiliate, net profit in our statement of operations and investment in unconsolidated affiliate in our balance sheet statement. Our equity in net gain of an affiliate decreased to $0 which lowered our net profit and thus lowering our earnings per share. A one-time effect in our financial line item is discontinuation of equity method for an investment as of three months and nine months ended September 30, 2019 was -$1,090,172 and $20,716,042 respectively, in our statement of operations.

Foreign Currency Translation and Transactions

The functional currency of SRRE, CY-SRRE and LRY is U.S. dollars (“$”) and their financial records and financial statements are maintained and prepared in U.S. dollars. The functional currency of the Company’s subsidiaries and affiliates in China is Renminbi (“RMB”) and their financial records and statements are maintained and prepared in RMB.

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

The exchange rates as of September 30, 2019 and December 31, 2018 are $1: RMB7.0729 and $1: RMB6.8632, respectively.

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

For the nine months ended September 30, 2019, the Company had recognized the net revenue and cost of revenue of ZJPF project based on the number of units sold.

In October 2018 we established HATX for the purpose of for real estate development in Huaian through HAZB of which we have 78.46% ownership. HAZB purchased the property in Jiangsu Pronvince, Huaian City Qingjiang Pu District, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huaian project, named Tianxi Times, started its 1st phase development in early 2019 with a gross floor area (“GFA”) of 41,795 sqm totaling 347 units. As of April 30, 2020 the Company pre-sold 255 out of 347 units.

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

Government subsidy was received in 2012 and the Company recorded it as deferred government subsidy in balance sheets. As of September 30, 2019, and December 31, 2018, the deferred government subsidy amounted to $4,686,255 and $4,829,440, respectively. The subsidy was used to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

Net Earnings (Loss) per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net earnings (loss) per share is computed by dividing net earnings (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share recognizes common stock equivalents, however, potential common stock in the diluted EPS computation is excluded in net loss periods, as their effect is anti-dilutive.

Recently Adopted Accounting Standards

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule on January 1, 2019. Upon adoption, the Company includes its Statements of Stockholders’ Deficit with each interim reporting.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of September 30, 2019, and December 31, 2018, the Company held cash deposits of $4,967,262 and $1,550,988, respectively.

NOTE 4– TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2019, we have $27,252,091 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5- PROMISSORY DEPOSITS

Promissory deposits are paid to property developers in respect of the real estate projects where the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

NOTE 6 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold   121 of 124 Phase 1 villas and sold 42 villas in Phase 2 North and also 42 villas in Phase 2 South as of April 30, 2020.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (the “GXL”) project, which is located at 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time rented out any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2018, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting out the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our 2019 Q3 financial.

For the period ended of September 30, 2019, the Company had recognized the net revenue and cost of revenue of the Linyi project and the GXL project based on the number of units sold. In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of September 30, 2019, land use rights included in real estate property under development totaled $78,919,736.

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

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2019	2018
Advances to staff	$27,393	22,864
Rental deposits	40,021	39,085
Prepaid expense	29,549	12,033
Prepaid tax	1,814,969	4,620,338
Other receivables	4,654,449	4,080,833
	$6,566,381	$8,775,153

Other receivables and deposits as of September 30, 2019 and December 31, 2018 were stated net of allowance for doubtful accounts of $323,258 and $674,478, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2019	2018
Furniture and fixtures	$213,983	$161,949
Computer and office equipment	181,124	155,395
Motor vehicles	580,486	535,089
Properties	2,139,076	2,204,433
	3,116,116	3,056,867
Less: Accumulated depreciation	(1,891,954)	(1,958,025)
	$1,224,162	$1,098,842

Depreciation and amortization expense for property and equipment amounted to $1,294,402 and $249,487 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 9 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2019	2018

Investment properties	$32,856,959	$9,022,150
Less: Accumulated depreciation	(5,949,606)	(5,314,670)
	$26,907,353	$3,707,480

Depreciation and amortization expense for investment properties amounted to $1,164,561 and $924,757 for the nine months ended September 30, 2019 and 2018, respectively.

We recognized $19,364,708 of investment properties from the unsold apartment units in the GXL project.

NOTE 10 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (19.91%). As of September 30, 2019, the investment amount in WHYYL and SHDEW were $0 and $12,527,540, respectively.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a company engaged principally in the manufacture and sales of skincare and cosmetic products. The Company has accounted for these investments using the measurement alternative method for the periods presented in this report as the Company cannot exercise significant influence over their activities

In 2011, the Company invested $4,697,686 for acquiring a 49% equity interest in WHYYL to expand its operations to the real estate development business. As of September 30, 2019, the investment in WHYYL was $0.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over five million members   as of June 30, 2020. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is developing its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

On December 2019, SHDEW had an employee stock bonus where many of its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91% thereby changing the accounting method for the SHDEW investment from the equity method to the measurement alternative method going forward.

NOTE 11– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,413,847 and $1,457,046 as of September 30, 2019 and December 31, 2018, respectively.

The promissory note with a principal as of September 30, 2019 amounting to $706,924 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $706,924 and $728,523, respectively.

The promissory note with a principal as of September 30, 2019 amounting to $706,924 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $706,924 and $728,523, respectively.

For the nine months ended September 30, 2019, the interest expense related to these promissory notes was $NIL.

NOTE 12– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2019	2018
Lin Chi-Jung	$841,272	$1,769,484
Pan, Yu-Jen	(56,554)	(58,282)
Lin Hsin-Hung	37,613	56,407
	$822,331	$1,767,609

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

(c)	The balances due from Pan Yu-jen are unsecured, interest-free and have no fixed term of repayment.

NOTE 13- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2019	2018
Accrued staff commission and bonus	$218,643	$285,506
Rental deposits received	52,890	46,331
Bid bond	299,736	203,986
Dividends payable to non-controlling interest	190,240	196,053
Other payables	13,488,708	198,065
	$14,250,217	$929,941

NOTE 14- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of the Linyi project, the GXL project and the HATX project. As of September 30, 2019, and December 31, 2018, the Company’s account payable amounted to $2,228,189 and $5,268,437.

NOTE 15 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $498,155 from JXSY is intercompany transfers for day to day operation.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the GXL project, which was pre-sale collection from our customers. As of September 30, 2019, and December 31, 2018, the Company’s customer deposits amounted to $15,687,782 and $40,698,987.

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

Government subsidy was received in 2012, and as of September 30, 2019 and December 31, 2018, the Company’s deferred government subsidy amounted to $4,686,255 and $4,829,440, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2019 and 2018 were $247,709 and $33,780, respectively.

As of September 30, 2019, the Company had the following operating lease obligations.

Amount
Within one year	$43,960
Two to five years	-
$43,960

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2019, and December 31, 2018, the Company’s statutory reserve fund was $3,194,604 and $3,194,604, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended September 30, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$537,403	$247,242	$-	$-	$784,645
Cost of revenues	(847,169)	(294,587)	-	-	(1,141,756)
Gross profit	(309,766)	(47,345)	-	-	(357,111)

Operating expenses	(616,556)	(419,938)	-	(67)	(1,036,561)
General and administrative expenses	(2,680,324)	(279,395)	-	(59,889)	(3,019,608)
Operating loss	(3,606,646)	(746,678)		(59,956)	(4,413,280)

Other income (expenses)
Interest income	47,045	27,392	-	2,644	77,081
Interest expense	-	-	-	-	-
Other income, Net	803,640,	(57,503)	315,767	-	1,061,904
Equity in net income (loss) of unconsolidated affiliates	-	-	-	-	-
Total other (expenses) income	850,685	(30,111)	315,767	2,644	1,138,985

Income (loss) before income taxes	(2,755,961)	(776,789)	315,767	(57,312)	(3,274,295)
Income tax	34,125	-	-	-	34,125
Net Income( loss)	$(2,721,836)	$(776,789)	$315,767	$(57,312)	$(3,240,170)

	Nine Months Ended September 30, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$588,059	$31,836,014	$-	$-	$32,424,073
Cost of revenues	(521,301)	(25,709,956)	-	-	(26,231,257)
Gross profit	66,758	6,126,058	-	-	6,192,816

Operating expenses	(428,320)	(944,101)	-	(253)	(1,372,674)
General and administrative expenses	(3,376,886)	(5,481,622)	-	(282,892)	(9,141,400)
Operating loss	(3,738,448)	(299,665)		(283,145)	(4,321,258)

Other income (expenses)
Interest income	24,674	54,962	-	8,543	88,179
Interest expense	-	-		-
Other income, Net	35,512	(50,854)	1,588,756		1,573,414
Equity in net income (loss) of unconsolidated affiliates	-	-		-	-
Total other (expenses) income	60,186	4,108	1,588,756	8,543	1,661,593

Income (loss) before income taxes	(3,678,262)	(295,557)	1,588,756	(274,602)	(2,659,665)
Income tax	64,264	-	-	-	64,264
Net Income( loss)	$(3,613,998)	$(295,557)	$1,588,756	$(274,602)	$(2,595,401)

	Three Months Ended September 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$257,284	$1,407,033	$-	$-	$1,664,317
Cost of revenues	(168,304)	(831,402)	-	-	(999,707)
Gross profit	88,980	575,630	-	-	664,610

Operating expenses	(115,108)	(98,674)	-	(92)	(213,874)
General and administrative expenses	(502,436)	(207,430)	-	(69,506)	(779,372)
Operating loss	(528,564)	269,526	-	(69,598)	(328,636)

Other income (expenses)
Interest income	30,222	3,261	-	498	33,981
Interest expense	-	3,473	52,553		56,026
Other income, Net	206,873	35,383	254,809	7	497,072
Equity in net income (loss) of unconsolidated affiliates	-	-	33,343,384	-	33,343,384
Total other (expenses) income	237,095	42,117	33,650,746	505	33,930,463

Income (loss) before income taxes	(291,469)	311,643	33,650,746	(69,093)	33,601,827
Income tax	(992,913)	12,350	-	-	(980,563)
Net Income (loss)	$(1,284,382)	$323,993	$33,650,746	$(69,093)	$32,621,264

	Nine Months Ended September 30, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$1,147,654	$4,014,733	$-	$-	5,162,387
Cost of revenues	(659,007)	(2,428,300)	-	-	(3,087,307)
Gross profit	488,647	1,586,433	-	-	2,075,080

Operating expenses	(805,529)	(50,198)	-	(274)	(1,306,001)
General and administrative expenses	(928,794)	(586,819)	-	(381,663)	(1,897,276)
Operating loss	(1,245,676)	499,416	-	(381,937)	(1,128,197)

Other income (expenses)
Interest income	50,778	8,004	-	5,593	64,375
Interest expense	-	(139,237)	(2,107,033)	-	(2,246,270)
Other income, Net	32,397	(109,589)	860,918	(256)	783,470
Equity in net income (loss) of unconsolidated affiliates	-	-	64,679,542	-	64,679,542
Total other (expenses) income	83,175	(240,822)	63,433,427	5,337	63,281,117

Income (loss) before income taxes	(1,162,501)	258,594	63,433,427	(376,60)	62,152,920
Income tax	(1,045,296)	83,670	-	-	(961,626)
Net Income (loss)	$(2,207,797)	$342,264	$63,433,427	$(376,600)	$61,191,294

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of September 30, 2019
Real estate property under development	$-	$78,919,736	$-	$-	$78,919,736
Total assets	9,846,321	60,031,914	39,921,016	68,472,011	178,271,262

As of September 30, 2018
Real estate property under development	-	63,422,830	-	-	63,422,830
Total assets	$2,730,819	$78,716,319	$131,825,646	$8,558,079	$221,830,863

NOTE 22 – RELATED PARTY TRANSACTIONS

On January 18, 2019, SHDEW passed a shareholder resolution to issue a cash dividend to its shareholders. The Company, on March 13, 2019, through its subsidiaries SHSY and LYRL, received RMB 170,839,500 and RMB 98,858,500, respectively.

On January 28, 2019, Sunrise Real Estate Group, Inc. paid a cash dividend in the amount of $6,869,192 ($0.10 per share) to shareholders of record as of December 28, 2018. The ex-dividend date was December 26, 2018.

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

On May 27, 2020, LYRL received 10% of shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL now owns 34% of LYSY.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd.(WHGFH), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”), and Shanghai Da Er Wei Trading Company Limited (“SHDEW”) are sometimes hereinafter collectively referred to as “the Company”, “we”, “our”, or “us”.

The principal activities of the Company are real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC.

RECENT DEVELOPMENTS

Our major business is agency sales, whereby our Chinese subsidiaries contracted with property developers to market and sell their newly developed property units. For these services, we earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the whole China market, especially in second-tier cities. To expand our agency business, we have established subsidiaries or branches in Shanghai, Suzhou, and Kunshan, and branches in Wuhan and Shangqiu.

In mid-2011, we established a project company in Wuhan in which we have a 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. We sold all of the residential units as of December 31, 2018.

In August 2017, the Wuhan project has reached a dispute settlement with the construction contractor, Hubei Fifth Constructions Co. (“HFCC”), which settled the expenses of construction and the project company could going through the handover progress. For the period ended of September 30, 2019, the company had recognized the net revenue and cost of revenue of the WHYYL project based on the number of units sold.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. We began construction in mid-2012 and as of December 31, 2016 have constructed 121 units, which encompasses all units in phase 1. The phase 1 has completed construction in May 2015. The sales started in November 2013, we have made sales of 104 units at the end of December 2017. Proceeds from sales will be used to finance the constructions of the subsequent phases of the project. The phase 2 has begun construction of 17,000 sqm in October 2017. For the period ended of September 30, 2019, the company had recognized the net revenue and cost of revenue of the Linyi project based on the number of units sold.

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

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over five million members as of September 30, 2019. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has its own online shopping app, “庭秘密”, where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform is currently in operation.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule on January 1, 2019. Upon adoption, the Company include its Statements of Stockholders’ Deficit with each interim reporting.

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

The Company adopted ASC 606 on January 1, 2018 by using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue previously recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2019 with comparisons to the period ended September 30, 2018.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019	% to total	2018	% to total	% change	2019	% to total	2018	% to total	% change
Agency sales	123,152	17	92,692	6	32	231,802	1	604,591	12	(62)
Property management	199,432	28	164,593	10	21	390,113	1	543,064	11	(28)
House sales	402,243	55	1,407,032	84	(71)	31,802,159	98	4,014,733	77	692
Net revenues	724,827	100	1,664,317	100	(56)	32,424,074	100	5,162,387	100	528

The net revenue for the third quarter of 2019 was $724,827, which decreased 56% from $1,664,317 for the third quarter of 2018. The net revenue for the first three quarters of 2019 was $32,424,074, which represented an increase of 528% from $5,162,387 for the first third quarters of 2018. For the third quarter of 2019, agency sales, property management, and house sales represented 17%, 28%, and 55% of our net revenues, respectively. For the first third quarters of 2019, agency sales, property management, and house sales represented 1%, 1%, and 98% of our net revenues, respectively. The increase in net revenue for the first third quarter of 2019 was mainly due to the recognition of sales revenue of the GXL project.

Agency sales

For the third quarter and first three quarters of 2019, 17% and 1%, respectively, of our net revenues were attributable to agency sales. As compared with the same period in 2018, net revenue of agency sales decreased 28% and 62%, respectively, for the third quarter and the first three quarters of 2019.

Property Management

Property management represented 1% of our revenue for the first three quarter of 2019 and revenue from property management decreased by 28% compared with the same period in 2018.

House sales

For the first three quarters of 2019, the Company has recognized the house sales of the GXL project based on the number of units sold. House sales represented 98% of our revenue for the first three quarters of 2019.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019	% to total	2018	% to total	% change	2019	% to total	2018	% to total	% change
Agency sales	107,118	14	60,423	6	77	185,502	1	302,129	10	(39)
Property management	730,626	98	107,881	11	577	913,852	3	356,878	11	156
House sales	(88,508)	(12)	831,403	83	(111)	25,131,903	96	2,428,300	79	934
Cost of revenues	749,236	100	999,707	100	(25)	26,231,257	100	3,087,307	100	750

The cost of revenue for the third quarter of 2019 was $749,236, which decreased 25% from $999,707 during the third quarter of 2018. The cost of revenues for the first three quarters of 2019 was $26,231,257, which increased 750% from $3,087,307 during the first three quarters of 2018. For the third quarter of 2019, agency sales represented, property management, and house sales represented 14%, 98% and -12% of our cost of revenue, respectively. For the first three quarters of 2019, agency sales represented, property management, and house sales represented -39%, 156% and 934% of our cost of revenue, respectively. The decrease in the cost of revenue in the third quarter and increase in the first three quarters of 2019 was mainly due to the recognition of cost of sales revenue of the GXL project.

Agency sales

The cost of revenue for agency sales for the first three quarters of 2019 was $185,502, a decrease of 39% from $302,129 in the same period in 2018. This decrease was mainly due to the decrease in our commissions from the decrease in sales of agency sales for the first three quarters of 2019.

Property management

The cost of revenue for property management for the first three quarters of 2019 was $913,852, an increase of 156% from $356,878 in the same period in 2018. This was mainly due to more business for the property management as a whole.

House sales

For the first three quarters of 2019, the Company have recognized the cost of house sales of the GXL project based on the units sold. House sales represented 96% of our cost of revenue for the first three quarters of 2019.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2019	% to total	2018	% to total	% change	2019	% to total	2018	% to total	% change
Agency sales	23,944	4	51,094	46	(53)	85,450	6	212,024	16	(60)
Property management	155,171	28	64,013	33	142	454,278	33	593,505	45	(23)
House sales	360,576	68	98,674	19	275	832,946	61	500,198	38	66
Service sales	-	0	92	0	(100)	-	0	274	0	(100)
Operating expenses	548,691	100	213,873	100	157	1,372,674	100	1,306,001	100	(5)

The operating expenses for the third quarter of 2019 were $548,691, which increased 157% from $213,873 for the same period in 2018. The total operating expenses for the first three quarters of 2019 were $1,372,674, which decreased 5% from $1,306,001 for the same period in 2018. For the third quarter of 2019, agency sales, property management, and house sales represented 4%, 28%, and 68% of the total operating expenses, respectively. For the first three quarters of 2019, agency sales, property management, and house sales represented 6%, 33%, and 61% of the total operating expense, respectively. The increase in the overall operating expense resulted from the increase in house sales and property management for the third quarter and the first three quarters of 2019.

Agency sales

The operating expenses for agency sales for the first three quarters of 2019 were $85,450, a decrease of 60% from $212,024 in the same period in 2018.

Property management

The operating expenses for property management for the first three quarters of 2019 were $454,278, a decrease of 23% from $593,505 in the same period in 2018. The increase is mainly due to the consulting expenses relating to the business.

House sales

The operating expenses for house sales for the first three quarters of 2019 were $832,946 which increased 66% from $500,198 in the same period in 2018. The increase is mainly due to the operating of HATX project.

General and Administrative Expenses

General and administrative expenses in the first three quarters of 2019 were $9,141,400, increased by 382% from $1,897,276, in same periods in 2018. This increase was mainly due to the write off the amount of $2,612,491 due from WHYYL and the expense of delayed house handover of the GXL project.

Equity in net gain (loss) of affiliates

Equity in net gain for the first three quarters of 2019 was $0. The equity in net gain of affiliates was mainly the investment value variety of WHYYL and SHDEW.

In December 2019, SHDEW had an employee stock bonus where many of its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91% thereby changing the accounting method for the SHDEW investment from an equity method to alternative measurement going forward.

Other income, net

Other income for the first three quarters of 2019 was $1,573,414, an increase of 101% from gain of $783,470 for the same period in 2018. The income mainly due to the gain of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2019 was $822,331. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consists of temporary advances at the amount of $841,272 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $37,613 represents the salary payable to Lin Hsin Hung.

Amount due from Pan, Yu-Jen

The amount of $56,554 represents the temporary advance to Pan, Yu-Jen, for business expenses related to SZXJY and our project in Huai’an.

Amount due to affiliate

The amount due to JXSY, in the amount of $498,155 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2019, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $19,326,603.

The Company’s operating activities used cash in the amount of $49,542,312, which was primarily attributable to the payment of real estate development and receipts in advance.

The Company’s investing activities provided cash resources of $60,602,037, which was primarily attributable to the dividend from affiliates and investment in transactional financial assets.

The Company’s financing activities used cash resources of $10,449,654, which was primarily attributable to dividend paid to noncontrolling interests.

The potential cash needs for 2019 are for investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects, as well as our development projects in the Huai’an project (HATX) and the Linyi project.

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

Date: July 30, 2020
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: July 30, 2020
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer