Form 10-K
period 2019-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2020-10-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated file ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $6,900,661.35, based on the average opening and closing price of $0.22 for the Common Stock on June 28, 2019.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of October 20, 2020 was 68,691,925 shares.

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

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly-owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, the principal and controlling shareholder of which was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC and SHXJY held 90% equity interest in SZXJY at the time.

On August 9, 2005, SHXJY sold 10% equity interest in SZXJY to a company owned by a director of SZXJY, and transferred 5% equity interest in SZXJY to CY-SRRE. Following the sale and transfer, CY-SRRE effectively held 80% equity interest in SZXJY. On November 24, 2006, CY-SRRE, SHXJY, a director of SZXJY and a third party established a subsidiary, namely, Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”) in the PRC, with CY-SRRE holding 12.5% equity interest, SHXJY holding 26% equity interest and the director of SZXJY holding 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the director of SZXJY entered into a voting agreement that provided that SRRE is entitled to exercise the voting right in respect of his 12.5% equity interest in SZSY. As a result of the voting agreement, SRRE effectively holds 51% of the voting power of SZSY. On September 24, 2007, CY-SRRE sold 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the sale, CY-SRRE held 75% equity interest in SZXJY.

In October 2011, SHXJY purchased 24% interest in Linyi Shang Yang Real Estate Consultation Company Limited (“LYSY”) and acquired approximately 103,385 square meters of land for the purpose of developing the land into villa-style residential housing. On March 6, 2012, SHXJY established a wholly-owned subsidiary, namely Linyi Rui Lin Construction and Design Company Limited (“LYRL”). SHXJY’s 24% equity interest in LYSY was then transferred to LYRL. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase. The Company and a shareholder of LYSY, Zhang Shu Qin, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

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

In 2011, we acquired 49% ownership interest in Wuhan Yuan Yu Long Property Development Company Limited (“WHYYL”). The purpose of this project company is for a development project in Wuhan.

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
78.5%
Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd.
Shanghai Shang Yang Investment Management and Consulting Co., Ltd. 1
Huai'an Zhanbao Industrial Co., Ltd.
12.5%
26%
75%
100%
51%
60%
100%
100%
Suzhou Xin Ji Yang Real Estate Consult. Co., Ltd.
49%
Sanya Shang Yang Real Estate Consult.
Shanghai Huitian Wealth Mgmt. Co., Ltd
Wuhan GFH Real Estate Consult. Co., Ltd.
Shanghai Rui Jian Design Co., Ltd.
Huai'an Tianxi Real Estate Development Co., Ltd.
Suzhou Shang Yang Real Estate Consult. Co., Ltd.
60%
49%
12.6%
100%
Shanghai Xin Ji Yang Real Estate Brokerage. Co., Ltd.
Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd
Zhong Ji Pu Fa Real Estate Co., Ltd 2
Shanghai Daerwei Trading Co., Ltd
7.3%
Linyi Rui Lin Construction and Design Co. Ltd
34%
Linyi Shang-Yang Real Estate Dev. Co., Ltd.

1.	It was previously known as Shanghai Shang Yang Real Estate Consultation Co., Limited. The company changed its name to Shanghai Shang Yang Investment Management and Consulting Company Limited on May 28, 2013.

2.	SHGXL is consolidated into the Company’s financials because the Company controls the development rights and is beneficiary of the revenue SHGXL generates.

3.	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

Our major business is real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC. Additionally, we expand our business to the field of financial activities such as entity investment, fund management, financial services and so on.

For the fiscal year ended December 31, 2019, $230,150, constituting less than one percent of our net revenue, was generated from our brokerage operations. For these services, we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the entire China market, with a particular focus on the secondary cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou and Wuhan.

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

SHDEW was established in June 2013 as a skincare and cosmetic company. We own 19.91% of the common stock of SHDEW. As the Company does not have significant influence in SHDEW and the change of ownership to 19.91% from 20.38% due to certain SHDEW employee stock bonus having vested in December 2019, we changed our accounting method for the SHDEW investment from the equity method to the alternative measurement. The company has made progress in its operations, becoming an ecommerce business with its own app and a membership of over ten million members as of July 3, 2020. SHDEW is developing its own skincare products as well as solidifying its position in the ecommerce platform.

Business Activities

Our main operating subsidiary, SHSY, has real estate developments for residential properties. We also have developed a network of landowners and developers, allowing us to explore opportunities in property investments.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into phase 1 and phase 2. The phase 1 has completed construction of 121 units in May 2015 and the phase 2 will complete construction of 88 units at the end of the year of 2020. The sales of phase 1 started in November 2013; we made sales of 118 units out of all 121 units at the end of July 31, 2020. 85 units out of all 88 units have been pre-sold during phase 2 by the end of July 31, 2020.

In October 2018, we established HATX for the purpose of real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its 1st phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units. As of July 31, 2020, the Company pre-sold 513 out of 679 units.

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

Nine percent of our revenue in 2019 was from commission-based services. We secure these projects via bidding or direct appointments. As a result of our relationships with existing clients and our sales track record, we have secured a number of cases from prior clients on subsequent phases of projects.

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

Real Estate Development

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into phase 1 and phase 2. The phase 1 has completed construction of 121 units in May 2015 and the phase 2 will complete construction of 88 units at the end of the year of 2020. The sales of phase 1 started in November 2013, we have made sales of 118 units out of all 121 units at the end of July 31, 2020. 85 units out of all 88 units were pre-sold during phase 2 by the end of July 31, 2020.

On March 13, 2014, the Company has signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which is located on 182 Lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, we rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our 2019 financial statement.

In October 2018, we established HATX for the purpose of real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 square meters totaling 679 units. As of July 31, 2020, the Company pre-sold 513 out of 679 units.

Mainland China's Property Sector

The industry's macro environment is improving, and the property sector is gradually becoming a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2015 through 2019:

GDP GROWTH
2015	6.9%
2016	6.7%
2017	6.9%
2018	6.6%
2019	6.1%

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

The State Taxation Administration issued the Regulation of Land Value-added Tax Clearing and Administration in May 2009, effective on June 1, 2009. It requires developers to clear the land value-added tax, which have completed development projects and have finished sale, or have sold development projects under construction, to clear the land value-added tax.

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

Employees

As of October 19, 2020, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	2
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	1

SZXJY
Administration Dept.	9
Research & Development Dept.	3
Accounting Dept.	9
Marketing Dept.	17

SZSY
Marketing Dept.	2
Research & Development Dept.

SHSY
Administration Dept.	2
Accounting Dept.	2
Development Dept.	4

LYSY
Accounting Dept	3
Administration Dept.	6
Construction Dept.	7
Marketing Dept.	10
Executive Dept.	3

HATX
Administration Dept.	7
Accounting Dept.	4
Construction Dept.	8
Marketing Dept.	5

SHRJ
Administration Dept.
Design Dept.	1
Total	104

None of our employees are represented by a labor union or bound by a collective bargaining unit. We believe that our relationship with our employees is satisfactory.

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

These factors could adversely affect our revenues, profitability, and results of operations.

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

SHDEW, an unconsolidated affiliate, has generated the majority of our cash receipts through the payment of dividends and advances in the past few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. As of December 31, 2019, we owned 19.91% of SHDEW, but we do not control or have no significant influence on its operations, the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

The real estate industry in China is subject to government regulations. Until 2009, the real estate markets in a number of major cities in China had experienced rapid and significant growth. Before the global economic crisis hit all the major economies worldwide in 2009, the PRC government had adopted a series of measures to restrain what it perceived as unsustainable growth in the real estate market. From 2003 to the present, the PRC government introduced a series of specific administrative and credit-control measures including, but not limited to, setting minimum down payment requirements for residential and commercial real estate transactions, limiting availability of mortgage loans, and tightening governmental approval process for certain real estate transactions.

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

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Although in August and November 2014 we issued 40,000,000 shares of stock of the Company in aggregate for cash of approximately $3,400,000 to Ace Develop, with Lin Chi-Jung, our Chairman and the sole shareholder of Ace Develop, our access to obtain debt or equity financing depends on the bank’s willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

Our operating income may be reduced by acts of God, such as natural disasters or acts of terror, in locations where we own and/or operate significant properties and areas from which we draw customers and partnering developers. Some types of losses, such as from earthquake, hurricane, pandemic, terrorism and environmental hazards, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in any particular property, as well as any anticipated future revenue from such property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife as well as geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

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

The staff of our accounting department lack training and experience in the accounting principles generally accepted in the United States (the “U.S. GAAP”), which may result in accounting errors in the financial statements that we file with the Securities and Exchange Commission (the “SEC”).

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of October 19 , 2020, Ace Develop Properties directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our Chairman, is the sole shareholder of Ace Develop. As of October15, 2020, Robert Lin Investments directly controls 4.87% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

We are traded on the OTC Pink, which can be a volatile market.

Our common stock is quoted on the OTC Pink a quotation system for equity securities. It is a more limited trading market than the Nasdaq Capital Market, and timely and accurate quotations of the price of our common stock may not always be available. Investors may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

Trading of our common stock is limited, which may make it difficult for investors to sell their shares at times and prices that investors feel appropriate.

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

In addition, our common stock may be considered a “penny stock” under SEC rules because it has been trading on the OTC Bulletin Board at prices lower than $5.00. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny-stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement for the purchaser. Broker-dealers also must provide customers that hold penny stocks in their accounts with such broker-dealers a monthly statement containing price and market information relating to the penny stock. If a penny stock is sold to investors in violation of the penny stock rules, investors may be able to cancel the purchase and get the money back. The penny stock rules may make it difficult for investors to sell their shares of our stock, and because of these rules, there is less trading in penny stocks. Moreover, many brokers simply choose not to participate in penny-stock transactions. Accordingly, investors may not always be able to resell shares of our common stock publicly at times and at prices that investors feel are appropriate.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.80 per share to a low of $0.35 per share in 2019. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We paid a cash dividend on our common stocks on January 28, 2019. We do not anticipate paying any cash dividends in the near future. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stocks, which is uncertain and unpredictable.

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

Local government may issue further restrictive measures.

In January 2011, the Shanghai municipal government put forward a local restrictive policy. The policy prohibits residential housing purchases for (1) non-local residents, who are not able to provide a local tax payment or social security payment certificate over one year within the most recent two years, (2) local resident, who is already in possession of two residential units. The policy also limits residential housing purchases for (1) non-local residents, who are able to provide local tax payment certificate over one year, to only one unit, (2) local residents, who are already in possession of only one residential unit, to one additional residential unit.

In 2017, the Shanghai Municipal Construction and Construction Commission issued the Opinions on the Clarification of Commercial and Office Project (Document 2017 No. 400). This new regulation requires all commercial and office buildings be used in accordance to what it was originally intended when the project registered its plans. Our GXL project was inspected by the government and was found to be in accordance with our originally registered plan.However, as of today, we are waiting for the proper authority to allow continued selling of the units.

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

RISKS RELATING TO THE PEOPLES REPUBLIC OF CHINA (“PRC”)

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

Substantially all of our revenues and operating expenses are denominated in Renminbi. Conversion of Renminbi is under strict government regulation in the PRC. The Renminbi is currently freely convertible under the "current account", including trade and service-related foreign exchange transactions and payment of dividends, but not under the "capital account", which includes foreign direct investment and loans. Under the existing foreign exchange regulations in the PRC, we will be able to pay dividends in foreign currencies without prior approval from the State Administration for Foreign Exchange by complying with certain procedural requirements. However, there is no assurance that the above foreign policies regarding payment of dividends in foreign currencies will continue in the future.

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

The PRC Legal System Embodies Uncertainties

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little value as precedents. In 1979, the PRC Government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past years has significantly enhanced the protections afforded to various forms of foreign investment in Mainland China. Our PRC operating subsidiaries, wholly foreign-owned enterprises (“WFOEs”), are subject to laws and regulations applicable to foreign investment in the PRC in general and laws and regulations applicable to WFOEs in particular. However, these laws, regulations and legal requirements are constantly changing, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTY

Our headquarter office space is located at 18 Panlong Road, Qingpu District, Shanghai, PRC. We also rent regional field support offices in various cities in China, including Shanghai, Suzhou, Linyi and Wuhan. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, contingent rent, renewal, or purchase options.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2019			2018
	High	Low		High	Low
First quarter	$0.72	$0.40	First quarter	$0.30	$0.09
Second quarter	$0.80	$0.45	Second quarter	$0.34	$0.06
Third quarter	$0.44	$0.35	Third quarter	$0.26	$0.22
Fourth quarter	$0.50	$0.35	Fourth quarter	$1.00	$0.22

As of October 16, 2020, we have approximately 602 record holders of our common stock. On December 31, 2019, the closing price of our common stock was $0.40.

We declared a dividend of $0.1 per share to shareholders on record on December 28, 2018 that was payable on January 28, 2019.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2019.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue previously recognized using the percentage of completion method. Under the new standard, to recognize revenue over time is similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed contained an enforceable right to home purchase payments and the Company had no alternative use of assets, therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

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

There is no impairment of real estate property under development during the years ended December 31, 2018 and 2019.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2019 and 2018.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2019 and 2018.

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

As of December 31, 2019, the balance of deferred government subsidy was $4,751,214 (2018: $4,829,440). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2019 with comparisons to the historical year ended December 31, 2018.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2019	% to total	2018	% to total	% change
Agency sales	230,150	1	763,622	9	(69)
Property management	576,346	2	697,760	9	(17)
House sales	32,183,282	97	6,782,184	82	375
Net revenues	32,989,778	100	8,243,566	100	300

The net revenue for 2019 was $32,989,778, an increase of 300% from $8,243,566 in 2018. In 2019, agency sales, property management, and house sales represented 1%, 2%, and 97% of our total net revenue. The increase in 2019 was mainly due to the net revenue recognized for the GXL project.

Agency Sales

In 2019, 1% of our net revenue was derived from agency sales, which was primarily from the business activities of SHXJY, SHSY and their subsidiaries and branches. As compared with 2018, net revenue of agency sales in 2019 decreased by 69%. The decrease was mainly due to less sales collection of projects during this year.

Government policies enacted in 2018 as well as similar subsequent policies aiming to stabilize real estate prices affected many businesses in the real estate industry. These restrictive policies had a substantial effect in our agency sales revenue. We are continually seeking stable growth in our agency sales business in 2020. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 2% of our revenue in year of 2019 and revenue from property management decreased by 17% compared with 2018.

House Sales

House sales represented 97% of our revenue in year of 2019. The company has recognized a proportion of net revenue from GXL project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2019	% to total	2018	% to total	% change
Agency sales	289,304	1	374,147	6	(22)
Property management	1,256,678	5	474,820	7	165
House sales	25,265,134	94	5,840,978	87	332
Cost of revenues	26,811,115	100	6,689,945	100	301

The cost of revenues for 2019 was $26,811,115,an increase of 301% from $6,689,945 for 2018. In 2019, agency sales, property management, and house sales represented 1%, 5%, and 94% of total cost of revenues. The increase in cost of revenues is mainly due to the recognition of cost of revenue of house sales from the GXL project at a certain proportion.

Agency Sales

As compared with 2018, cost of agency sales in 2019 decreased by 22%. The decrease was mainly due to fewer sales project operation of projects during this year.

Property Management

The cost of revenue from property management for 2019 was $1,256,678, an increase from $474,820 for 2018.

House Sales

House sales represented 94% of our cost of revenue in year of 2019. The Company has recognized its cost of revenue from GXL project at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2019	% to total	2018	% to total	% change
Agency sales	112,657	4	256,839	14	(56)
Property management	1,213,328	39	675,514	37	80
House sales	1,754,076	57	905,105	49	94
Operating expenses	3,080,061	100	1,837,458	100	68

The operating expenses for 2019 were $3,080,061, an increase from $1,837,458 in 2018. In 2019, the expenses related to agency sales, property management, and house sales represented 4%, 39%, and 57% of the total operating expenses.

Agency Sales

Compared to 2018, the operating expenses for agency sales decreased by 56% in 2019. The primary reason for the decrease in 2019 was a decrease in staff costs and service expense.

Property Management

Compared to 2018, the operating expenses for property management increased by 80% compared to the amount in 2019. The primary reason for the increase was due to relevant consulting service costs and property renewing cost.

House sales

The operating expenses related to our house sales business in 2019 increased by 97% compared to 2018. This increase was mainly due to the increase in our sales promotion activities in HATX project and Linyi project.

General and Administrative Expenses

The general and administrative expenses in 2019 were $10,047,005, a 244% increase from $2,920,376 in 2018. The primary reason for the increase was due to the write-off of the receivable borrowing due from WHYYL, consulting expenses that relevant to HATX’s real estate development and the estimated land appreciation tax (“LAT taxes”) relevant to the GXL project.

Operating Loss

In 2019, we had an operating loss of $6,948,403, representing an increased loss from an operating loss of $3,204,213 in 2018.

The decrease in profit was mainly due to the write-off of the receivable borrowing due from WHYYL, consulting expenses that were relevant to HATX’s real estate development, and the estimated LAT taxes relevant to the GXL project.

Interest Expense

The interest expense in 2019 was NIL, compared with the interest expenses of $2,142,282 in 2018.

Equity Income (Loss) of Affiliate

Equity in net gain in 2019 was $0. We have no longer measured the valuation in equity method due to the dilution of our ownership in SHDEW.

On December 2019, SHDEW had an employee stock bonus where many of its employee received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91% thereby changing out accounting method for the SHDEW investment from the equity method to the alternative measurement going forward.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount Due To Directors

The amounts due to directors as of December 31, 2019 were $1,472,995. The amounts due were as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2019 was $1,469,315, which is unpaid loan.

Amount Due from Pan Yu-Jen

The balance due from Pan Yu-Jen as of December 31, 2019 was $28,669, which is unsecured, interest-free and have no fixed term of repayment.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2019 was $32,349, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

Advances to the unconsolidated affiliate, SHTX, as of December 31, 2019 amounted to $249,419, which is an intercompany transfer for day to day operations.

Amount Due to Affiliates

As of December 31, 2019, the amount due to JXSY, $504,802, was an intercompany transfer for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

In 2019, our principal sources of cash were revenues from our agency sales, receipts in advance from real estate development projects, property management business, as well as the dividend distribution from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $15,900,753.

Net cash used in the Company’s operating activities in 2019 was $49,352,565, representing a decrease of receipts in cash in the amount of $40,822,812 as compared to the cash received for 2018. The decrease was primarily attributable to the decrease in cash used in the investment of the HATX project of $47,252,768.

Net cash provided by the Company’s investment activities was $59,959,803, representing an increase of $17,016,869 as compared to the cash received in investing activities for 2018. The increase in cash from investment activities was primarily attributable to the increase in cash provided in dividend distribution from SHDEW, an affiliate, of $39,151,920 in 2019. The Company also invested a total of $21,096,379 in short term bank wealth management products with varying terms and rates of return.

Net cash used by the Company’s financing activities was $13,813,992, representing a decrease from $20,474,314 in 2018. This decrease was primarily attributable to dividend payments of $6,869,193.

The cash needs for 2020 were for the funds required to finance the Company’s future projects in property agency and real estate developments.

If our business otherwise grows more rapidly than we predict, we plan to raise funds through the issuance of additional shares of our equity securities in one or more public or private offerings. We will also consider raising funds through credit facilities obtained with lending institutions and affiliates, as we have done previously, but there can be no guarantee that we will be able to obtain such funds through the issuance of debt or equity with terms satisfactory to management and our board of directors.

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next twelve months by successfully implementing its business plans, obtaining continued support from its lenders to roll over debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2019, we expect a substantial cash dividend from SHDEW in 2020, which will be our principal source of liquidity. We have been able to secure new bank lines of credit from banks and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur such that the Company is unable to successfully implement its business plans, fails to obtain continued support from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

Indebtedness

The Company’s indebtedness is described under “Note 12-Promissory Notes Payable” and “Note 13- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2019 and 2018 in Item 8.

 Promissory Notes: As of December 31, 2019, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,433,445 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2019 and 2018, respectively.

Advances from Officers and Directors: The Company has also financed its operations in part with advances from officers and directors. At December 31, 2019, the Company had loans with unpaid principals and interest expenses as of December 31, 2019 and December 31, 2018 totaling $1,472,995 and $1,767,609, respectively. The balances are unsecured and interest free.

Amount due to affiliates: As of December 31, 2019, the amount due to JXSY, in the amount of $504,802, was intercompany transfers for day to day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two years’ period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

We draw attention to Note 2 to the financial statements which describes the change of accounting method for certain equity investment during 2019. Our opinion is not modified in respect of this matter.

/s/ RH CPA

We have served as the Company’s auditor since 2017.

Bayside, NY

September 29, 2020

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash and cash equivalents	$15,900,753	$17,656,165
Restricted cash (Note 3)	8,383,359	1,550,988
Transactional financial assets (Note 4)	27,818,996	49,451,172
Accounts receivable, net	24,407	234,358
Promissory deposits (Note 5)	-	114,751
Real estate property under development (Note 6)	85,909,986	64,423,978
Amount due from unconsolidated affiliates (Note 10)	257,633	5,818,440
Other receivables and deposits, net (Note 7)	7,535,801	8,775,153
Total current assets	145,830,935	148,025,005

Property and equipment, net (Note 8)	1,203,850	1,098,842
Investment properties, net (Note 9)	26,949,046	3,707,480
Deferred tax assets	380,627	-
Investments in unconsolidated affiliates (Note 10)	12,775,441	30,857,551
Other investments, net (Note 11)	143,345	145,705
Total assets	$187,283,244	$183,834,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 12)	1,433,445	1,457,046
Amounts due to directors (Note 13)	1,472,995	1,767,609
Accounts payable (Note14)	4,347,678	5,268,437
Customer deposits (Note 15)	21,702,494	40,698,987
Amount due to an affiliate (Note 16)	504,802	513,551
Dividends payables	-	6,869,193
Other payables and accrued expenses (Note 17)	14,531,098	929,941
Other taxes payable	382,209	214,502
Income Taxes payable (Note 18)	1,037,349	730,051
Total current liabilities	45,412,070	58,449,317

Long-term income tax payable (Note 18)	2,933,308	3,278,403
Deferred government subsidy (Note 19)	4,751,214	4,829,440

Total liabilities	53,096,592	66,557,160

Commitments and contingencies (Note 21)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2019 and 2018, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	3,194,604	3,194,604
Retained earnings	105,326,252	106,727,898
Accumulated other comprehensive income	13,676,579	-2,790,200
Total equity of Sunrise Real Estate Group, Inc.	130,454,362	115,389,229
Non-controlling interests	3,732,290	1,888,194
Total stockholders’ equity	134,186,652	117,277,423

Total liabilities and stockholders’ equity	$187,283,244	$183,834,583

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2019	2018
Net revenues	$32,989,778	$8,243,566
Cost of revenues	(26,811,115)	(6,689,945)
Gross profit	6,178,663	1,553,621

Operating expenses	(3,080,061)	(1,837,458)
General and administrative expenses	(10,047,005)	(2,920,376)
Operating profit (loss)	(6,948,403)	(3,204,213)

Other income (expenses)
Interest income	151,760	42,218
Interest expense	-	(2,142,282)
Other income (loss)	1,892,762	87,393
Equity income (loss) of affiliates	-	53,323,968
Total Other Income (Expenses)	2,044,522	51,311,297

Income (Loss) before income taxes	(4,903,881)	48,107,084
Income taxes (Note 18)	384,046	(1,573,573)
Net income	(4,519,835)	46,533,511
Less: Net (income) loss attributable to non-controlling interests	2,765,035	351,555
Net income attributable to stockholders of Sunrise Real Estate Group, Inc.	$(1,754,800)	$46,885,066

Earnings per share - basic and fully diluted	$(0.03)	$0.68

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2019	2018
Net income	$(4,519,835)	$46,533,511

Other comprehensive income
- Foreign currency translation adjustment	72,714	(5,985,676)
- Discontinuation of the equity method for an investment	21,003,196
Total comprehensive income (loss)	16,556,075	40,547,835
Less: Comprehensive loss attributable to non-controlling interests	(1,844,096)	451,562

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$14,711,979	$40,999,397

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)		Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2017	68,691,925	$686,919	$7,570,008	$931,510	$68,975,118		$3,095,469	$2,339,756	$83,598,780
Profit (loss) for the year					46,885,066			(351,555)	46,533,511
Discontinuation of the equity method for an investment Surplus reserve	-	-	-	2,263,094	(2,263,094)		-	-	-
Capital contribution from non-controlling interests of new consolidated subsidiaries Accrual dividends	-	-	-	-	(6,869,193	)-	-	-	(6,869,193)
Translation of foreign operations	-	-	-	-	-		(5,885,669)	(100,007)	(5,985,676)
Balance, December 31, 2018	68,691,925	686,919	7,570,008	3,194,604	106,727,897		2,790,200	1,888,194	117,277,423

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,897	$(2,790,200)	$1,888,194	$117,277,423
Profit (loss) for the year					(1,754,800)		(2,765,035)	(4,519,835)
Company purchase					353,155			353,155
Discontinuation of the equity method for an investment						21,003,196		21,003,196
Capital contribution from non-controlling interests of new consolidated subsidiaries					-			-
Translation of foreign operations	-	-	-	-	-	(4,536,417)	4,609,131	72,714
Balance, December 31, 2019	68,691,925	686,919	7,570,008	3,194,604	105,326,252	13,676,579	3,732,290	134,186,652

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(4,519,835)	$46,533,511

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,674,980	480,020
Loss (gain) on disposal of property and equipment	19,961	4,118
Bad debt	2,516,286	72,093
Equity in net loss (gain) of unconsolidated affiliates	-	18,012,647
Changes in assets and liabilities
Accounts receivable	208,780	102,918
Net Cash from directors	(269,369)	-
Real estate property under development	(47,252,768)	302,275
Customer deposits	(18,570,712)	1,262,088
Amount due from unconsolidated affiliates	3,019,435	(74,714,016)
Other receivables and deposits	1,111,182	(2,535,357)
Deferred tax assets	(385,473)	583,099
Accounts payable	(846,057)	1,741,632
Other payables and accrued expenses	13,789,573	15,314
Taxes payable	(21,909)	(354,268)
Other Tax payable	173,361	(35,827)
Net cash provided by (used in) operating activities	(49,352,565)	(8,529,753)

Cash flows from investing activities
Acquisition of property, plant and equipment	(288,496)	(4,536)
Transactional financial assets	21,096,379	(28,389,144)
Dividend distribution of affiliates	39,151,920	71,336,614
Net cash provided by investing activities	59,959,803	42,942,934

Cash flows from financing activities
Advances from directors	-	502,493
Repayments of advances from directors	-	(3,819,422)
Advances from an affiliate	-	8,144,763
Repayments to an affiliate	-	(25,302,148)
Dividends paid	(6,869,193)	-
Restricted cash	(6,944,799)	(1,550,988)
Net cash (used in) financing activities	(13,813,992)	(22,025,302)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,451,342	(1,670,463)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,755,412)	10,717,416
Cash, cash equivalents, and restricted cash at beginning of year	17,656,165	6,938,749
Cash, cash equivalents, and restricted cash at end of year	$15,900,753	$17,656,165

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2019	2018
Supplemental disclosure of cash flow information
Income taxes paid	$7,593	$1,079,478
Interest paid	-	917,268

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

As of December 31, 2019, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management Consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan GaoFengHui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[3]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	40%	Equity investment	Property brokerage services
Xin Guang Equity Investment Management (Shanghai) Company Limited (“SHXG”)	December 17, 2012	PRC	49%	Equity investment	Equity investment and consultancy
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[4]	Equity investment	Import and export trading
Shanghai HuiTian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huai’an Zhanbao Industrial Co., Ltd	December 6, 2018	PRC	60%	Subsidiary	Investment holding

1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling 75.25% equity interest in SZSY.

2.	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding a 15% equity interest and SZXJY holding 60% equity interest in SHXYJB.

4.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

CY-SRRE was established in the Cayman Islands on April 30, 2004 as a limited liability company. CY-SRRE was wholly owned by Ace Develop Properties Limited (“Ace Develop”), a corporation, of which Lin Chi-Jung, an individual, is the principal and controlling shareholder. SHXJY was established in the People’s Republic of China (“PRC”) on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, of which the principal and controlling shareholder was Lin Chi-Jung. On June 8, 2004, all the fully paid up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, SZXJY in the PRC, at which point in time, SHXJY held a 90% equity interest in SZXJY. On August 9, 2005, SHXJY sold 10% equity interest in SZXJY to a company owned by a director of SZXJY and transferred 5% equity interest in SZXJY to CY-SRRE. Following the disposal and the transfer, CY-SRRE effectively held 80% equity interest in SZXJY.

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

On November 24, 2006, CY-SRRE, SHXJY, a shareholder of SZXJY and a third party established a subsidiary, SZSY in the PRC, with CY-SRRE holding 12.5% equity interest, SHXJY holding 26% equity interest and the shareholder of SZXJY holding 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the shareholder of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of its 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% of the voting rights in SZSY.

On September 24, 2007, CY-SRRE sold 5% equity interest in SZXJY to a company owned by a director of SZXJY. Following the disposal, CY-SRRE effectively holds 75% equity interest in SZXJY.

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

In October 2011, SHXJY purchased 24% interest in Linyi Shang Yang Real Estate Consultation Company Limited (“LYSY”) and acquired approximately 103,385 square meters of land for the purpose of developing the land into villa-style residential housing. On March 6, 2012, SHXJY established a wholly-owned subsidiary, namely Linyi Rui Lin Construction and Design Company Limited (“LYRL”). SHXJY’s 24% equity interest in LYSY was then transferred to LYRL. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase. The Company and a shareholder of LYSY, Zhang Shu Qin, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.

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

On June 6, 2013, SHSY and LYRL together with 4 investors established a company, Shanghai Daerwei (“SHDEW”), in the PRC focusing on the cosmetics and skincare business. SHSY holds 12.6% equity interest and LYRL holds 7.3% equity interest in SHDEW. As the Company does not have significant influence in SHDEW, we adopted the alternative measurement accounting method for the SHDEW investment.

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

In October 2018 we established HATX for the purpose of for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Jiangsu Province, Huai’an City Qingjiang Pu District, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its 1st phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 347 units. As of July 31, 2020 the Company pre-sold 513 out of 679 units.

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

Change in Accounting Policy

In 2019, due to the decrease in level of ownership and degree of influence. The change in accounting policy for one of our equity investment from equity method to measurement alternative under ASC 321 without a readily determinable fair value, we elect to measure this investment at the cost minus impairment.

Because of the change in accounting method for our investment in SHDEW from the equity method to the measurement alternative, we incurred a one-time entry of a discontinuation of the equity method for an investment in the amount of $21,003,196. This change in accounting method will greatly affect our income statement as we will not account for SHDEW’s profit in our income statement with the previous equity method. This will affect financial statement line items for income from investment, net income, and earnings per share.

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

Major Customers

During the year ended December 31, 2019 and 2018, there was no single customer that represented more than 10% of our net revenues.

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

The exchange rates as of December 31, 2019 and December 31, 2018 were $1: RMB6.8632 and $1: RMB6.5364 respectively.

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

For the years ended December 31, 2019 and 2018, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2019 and 2018.

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

 During the years ended December 31, 2019 and 2018, the Company provided no allowance for impairment loss on investments in unconsolidated affiliates.

Other Investments

Where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.

During the year ended December 31, 2019 and 2018, the Company provided no allowance for impairment loss on other investments.

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

During 2012, the Company received no refundable government subsidy amount of $4,829,440 (RMB33, 175,416). The subsidy is given to reimburse the land acquisition costs and certain construction cost incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2019, the Company’s deferred government subsidy amounted to $4,751,214 (2018: $4,829,440).

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2019 and 2018 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2019 and 2018.

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

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of December 31, 2019 and December 31, 2018, the Company held cash deposits of $8,383,359 and $1,550,988, respectively.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2019, we have $27,818,996 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 - PROMISSORY DEPOSITS

Promissory deposits were paid to property developers in respect of the real estate projects were the Company has been appointed as sales agent. The balances were unsecured, interest free and recoverable on completion of the respective projects.

NOTE 6 - REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 118 of 121 Phase 1 villas and pre-sold 85 villas out of all 88 units in Phase 2 as of July 31, 2020.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time, we rented any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2018 we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in the fiscal year of 2019.

For the period ended on December 31, 2019, we had recognized the net revenue and cost of revenue of the Linyi project and GXL project at a certain proportion. In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of December 31, 2019, land use rights included in real estate property under development totaled $85,909,986.

In October 2018, we established HATX for real estate development in Huai’an, through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, purchased 78.46% of the outstanding shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 square meters totaling 679 units. As of July 31, 2020, the Company pre-sold 513 out of 679 units.

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2019	2018
Advances to staff	$19,172	$22,864
Rental deposits	40,575	39,085
Prepaid expense	318,424	12,033
Prepaid tax	2,378,199	4,620,338
Other receivables	4,779,431	4,080,833
	$7,535,801	$8,775,153

Other receivables and deposits as of December 31, 2019 are stated net of allowance for doubtful accounts of $327,739 (2018: $674,478). Other receivables of $3,948,578 mainly consists of $2,480,727 from Zhongji Pufa for our GXL project and $1,433,445 from Nanjing Longchang.

NOTE 8 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2019	2018
Furniture and fixtures	$175,150	$161,949
Computer and office equipment	203,581	155,395
Motor vehicles	588,532	535,089
Properties	2,168,726	2,204,433
	3,135,990	3,056,867
Less: Accumulated depreciation	1,932,140	1,958,025
	$1,203,850	$1,098,842

During the year ended December 31, 2019, depreciation and amortization expense for property and equipment amounted to $1,674,980.

NOTE 9 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2019	2018
Investment properties	$33,312,403	$9,022,150
Less: Accumulated depreciation	(6,363,357)	(5,314,670)
	$26,949,046	$3,707,480

During the year ended December 31, 2019, depreciation and amortization expense for investment properties amounted to $1,491,759.

We recognized $24,436,393 of investment properties from our unsold apartment units in our GXL project.

NOTE 10 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (19.91%). As of December 31, 2019, the investment amount in WHYYL and SHDEW were $0 and $12,701,189, separately.

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

In 2011, the Company invested $4,697,686 for acquiring a 49% equity interest in WHYYL to expand its operations to the real estate development business. As of December 31, 2019, the investment in WHYYL was $0.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of July 12, 2020. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is developing its own online shopping platform where consumers can purchase its n cosmetics and skincare products as well as products imported into China. The online shopping platform was in operation in 2017.

In December 2019, SHDEW had an employee stock bonus where many of its employee received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91% thereby changing out accounting method for the SHDEW investment from the equity method to measurement alternative method going forward.

NOTE 11 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2018, the carrying amount of the Company’s cost method investments was $145,705. After adoption of ASU 2016-01, as of December 31, 2019, the carrying amount of the Company's equity investments measured using the measurement alternative was $143,345.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2018 and 2019, respectively.

NOTE 12 - PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,433,445 and $1,457,046 as of December 31, 2019 and December 31, 2018, respectively.

The promissory note with a principal as of December 31, 2019 amounting to $716,723 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $716,723 and $728,523, respectively.

The promissory note with a principal as of December 31, 2019 amounting to $716,723 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2019, and December 31, 2018, the outstanding principal and unpaid interest related to this promissory note amounted to $716,723 and $728,523, respectively.

During the year ended December 31, 2019 and 2018, there were no interest expenses related to these promissory notes.

NOTE 13 - AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2019	2018
Lin Chi-Jung	$1,469,315	$1,769,484
Pan Yu-Jen	(28,669)	（58,282）
Lin Hsin-Hung	32,349	56,407
	$1,472,995	$1,767,609

(a)	The balance due to Lin Chi-Jung consists of temporary advances. The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balance due from Pan Yu-Jen was unsecured, interest-free and have no fixed term of repayment.

(c)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 - ACCOUNTS PAYABLE

As of December 31, 2019, and 2018, the balances of accounts payable were $4,347,678 and $5,268,437 respectively. The balance of accounts payable as of December 31, 2019 included unpaid development fee of Linyi project of $704,281 and HATX project of $2,699,182. The remaining balance was due to agents of the operating business.

NOTE 15 - CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project, the HATX project and the GXL project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project has recognized its revenue along with customer deposit, as of December 31, 2019, the pre-sales amounted to $14,531,098. The HATX project has started pre-sales in December 2019, as of December 31, 2019 the pre-sales amounted to $6,525,305. The GXL project started pre-sales in March 2016, and as of December 31, 2019; the pre-sales amounted to $860,709.

NOTE 16 - AMOUNT DUE TO AFFILIATES

As of December 31, 2019, the amount due to JXSY, in the amount of $504,802 was intercompany transfers for day to day operations.

NOTE 17 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2019	2018
Accrued staff commission and bonus	$221,674	$285,506
Rental deposits received	117,328	46,331
Bid bond	222,184	203,986
Other payables	13,777,035	198,065
Dividends payable to non-controlling interest	192,877	196,053
	$14,531,098	$929,941

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

	Year Ended December 31,
	2019	2018
Income /(loss) before income tax expense
Income /(loss) from China operations	$(4,541,266)	$80,337,786
Income /(loss) from non-China operations	(362,615)	(503,417)

Total income /(loss) before income tax expense	(4,903,881)	79,834,369

Income tax expense applicable to China operations
Current tax	1,427	1,573,573
Deferred tax	(385,472)	-

Subtotal income tax expense applicable to China operations	(384,046)	1,573,573
Non-China income tax expense/(benefit)	-	-
Total income tax expense	$(384,046)	$1,573,573

In 2019, of the -$407,044 income tax benefit, was for PRC tax, mainly attributable to the non-U.S. subsidiaries of the Company’s business operations and $0 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2020 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2019	2018
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	0%	0%
Effect of income not taxable for PRC tax purposes	(17.2)%	(23.1)%
Under (Over)-provision for income taxes in prior years	0.0%	0%
Effective income tax rate	7.83%	1.96%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss from operations	$380,627	$-
Total deferred tax assets	380,627	-
Less: Valuation allowance	-	-

Net deferred tax assets	$380,627	$-

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $380,627 as of December 31, 2019 (2018: $NIL).

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

The Company has received refundable government subsidy of $4,751,214 as of December 31, 2019. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2019, the Company’s statutory reserve fund was $3,194,604, which remained the same as 2018.

NOTE 21- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2019 and 2018 were $460,617 and$119,90, respectively.

As of December 31, 2019, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$198,262
Two to five years	-
$198,262

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year Ended December 31, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$721,491	$32,268,287	$-	$-	$32,989,778
Cost of revenues	(695,952)	(26,115,163)	-	-	(26,811,115)
Gross profit	25,539	6,153,124	-	-	6,178,663

Operating expenses	(1,215,372)	(1,864,438)	-	(251)	(3,080,061)
General and administrative expenses	(3,867,873)	(5,798,119)	-	(381,013)	(10,047,005)
Operating loss	(5,057,706)	(1,509,433)	-	(381,264)	(6,948,403)

Other income (expenses)
Interest income	41,269	99,224	-	11,267	151,760
Interest expense	-	-	-	-
Other income, Net	128,338	(45,978)	1,810,402	-	1,892,762
Equity in net income (loss) of unconsolidated affiliates			-		-
Total other (expenses) income	169,607	53,246	1,810,402	11,267	2,044,522

Income (loss) before income taxes	(4,888,100)	(1,456,187)	1,810,402	(369,997)	(4,519,835)
Income tax	384,046	-		-	384,046
Net Income (loss)	$(4,504,054)	$(1,456,187)	$1,810,402	$(369,997)	$(4,519,835)

	Year Ended December 31, 2018
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$1,461,382	$6,782,184	$-	$-	$8,243,566
Cost of revenues	(848,967)	(5,840,978)	-	-	(6,689,945)
Gross profit	612,415	941,206	-	-	1,553,621

Operating expenses	(886,428)	(950,665)	-	(365)	(1,837,458)
General and administrative expenses	(1,800,289)	(622,086)	-	(498,001)	(2,920,376)
Operating loss	(2,074,302)	(631,545)	-	(498,366)	(3,204,213)

Other income (expenses)
Interest income	21,315	12,343	-	8,560	42,218
Interest expense	6	(155,496)	(1,986,792)	-	(2,142,282)
Other income, Net	(126,906)	(1,045,862)	1,268,417	(8,256)	87,393
Equity in net income (loss) of unconsolidated affiliates			53,323,968		53,323,968
Total other (expenses) income	(105,585)	(1,189,015)	52,605,593	304	51,311,297

Income (loss) before income taxes	(2,179,887)	(1,820,560)	52,605,593	(498,062)	48,107,084
Income tax	(57,183)	(583,099)		(933,291)	(1,573,573)
Net Income (loss)	$(2,237,070)	$(2,403,659)	$52,605,593	$(1,431,353)	$46,533,511

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2019
Real estate property under development	$-	$85,909,986	$-	$-	$85,909,986
Total assets	9,756,530	70,345,062	40,737,782	66,443,870	187,283,244

As of December 31, 2018
Real estate property under development	$-	$64,423,978	$-	$-	$64,423,978
Total assets	14,126,067	81,270,916	80,454,428	7,983,172	183,834,583

NOTE 23 – RELATED PARTY TRANSACTIONS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

The Company has received dividends from SHDEW in an amount of $38,659,729 in 2019.

We paid a cash dividend on our common stock on January 28, 2019 of $0.1 per share, which was a total amount of $6,869,193.

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party, for $174,203 in 2019.

HAZB has performed a consulting service for SHSYTX , for $14,517 in 2019.

WHGFH has received revenue of sales service fee from WHYYL of $ 35,235 in 2019.

SHDEW has rented three apartment units from the SHGXL project, with $ 8,318 due as of December 31, 2019.

NOTE 24 - SUBSEQUENT EVENTS

On May 27, 2020, LYRL received 10% of the shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owns 34% of LYSY as of December 31, 2019.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2019 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2019.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2019.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2019 and 2018, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	60	President and Chairman
January 30, 2018	PAN YU-JEN	61	Director
May 23, 2005	LIN CHAO-CHIN	70	Director
November 28, 2006	LIN HSIN-HUNG	65	Executive Director
November 23, 2004	CHEN REN	72	Director
November 23, 2004	FU XUAN-JIE	90	Director
November 23, 2004	LI XIAO-GANG	61	Director
November 8, 2019	ZHANG JIAN	53	Chief Executive Officer
June 24, 2013	MI YONG JUN	46	Chief Financial Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 60, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin stepped down as CEO on January 30, 2018 and was succeeded by Mr. Pan Yu-Jen.

Pan Yu-Jen, Director (Affiliated)

Mr. Pan Yu-Jen, age 61, joined the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company in 2002. He subsequently became the Chairman of the Board for two of the Company’s subsidiaries, Shanghai Xin Ji Yang Real Estate Consultation Company Limited and Suzhou Xi Ji Yang Real Estate Consultation Company Limited in 2017, where he was also responsible for the operations of both subsidiaries. He has also served as the President at the Taiwan Compatriot Investment Enterprise Association of Suzhou since 2015, and the Taiwan Compatriot Investment Enterprise Association of Suzhou Industrial Park since 2014. Mr. Pan received a Bachelor of Arts degree in Electric Engineering from Fu Hsin Trade and Arts School in Taiwan in 1977.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 70, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelor Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin Hung, age 65, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 72, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 90, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 62, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Jian, Chief Executive Officer

Mr. Zhang has more than 23 years of experiences in the business sector. Since 2017, Mr. Zhang has been a senior consultant at the Company’s subsidiary, Shanghai Shang Yang Investment Management and Consulting Co., Ltd, where he has been advising the Company’s operations as a group. Previously, Mr. Zhang was the Deputy General Manager at Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd., where he was in charge of its risk management. Prior to that, Mr. Zhang was the Chief Financial Officer at Beijing Kaizhe Fashion Technology Co., Ltd, from 2010 to 2015, and the Head of Credit Portfolio Management at ABN AMRO Bank in China, where he was focusing on the transaction originations, risk management, and balance sheet control for the bank’s credit portfolios. Mr. Zhang received a Bachelor of Economics from Fudan University in China in 1992, and a Master of Business Administration from Shanghai Jiaotong University in China in 2001.

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 46, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

Code of Ethics

On October 8, 2005, we adopted a code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person without charge, upon request, a copy of the corporate code of ethics. Any person wishing a copy should write to Alice Wang, Sunrise Real Estate Group, Inc., 18 Panlong Road, Qingpu District, Shanghai, PRC 201702.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2019, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2019, 2018 and 2017 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung	2019	0	-	-	-	-	-	4,505	77,465
Former CEO until January 30, 2018	2018	72,960	-	-	-	-	-	4,505	77,465
	2017	72,960	-	-	-	-	-	4,505	77,465

Pan Yu Jen	2019	87,400							85,000
Former CEO January 30, 2018 from to November 8, 2019	2018	86,000

Zhang Jian	2019	35,000							35,000
CEO (since November 8, 2019)
Mi Yong Jun	2019	24,500	-	-	-	-	-	295	24,795
CFO (since June 24, 2013)	2018	24,500	-	-	-	-	-	295	24,795
	2017	24,500						295	24,795

Bryan Lin	2019	23,880	-	-	-	-	-	-	23,880
COO (since April 1, 2018)	2018	23,880							23,880

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

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
LIN CHI-JUNG	172,013	0	0	0	0	0	172,013
LIN CHAO-CHIN	0	0	0	0	0	0	0
LIN HSIN-HUNG	51,604	0	0	0	0	0	51,604
FU XUAN-JIE	17,201	0	0	0	0	0	17,201
LI XIAO-GANG	17,201	0	0	0	0	0	17,201
CHEN REN	17,201	0	0	0	0	0	17,201

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 1, 2020, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 5th Fl., Bldg A	44,511,400	(1)	64.80%

Common	Lin Hsin-Hung Hengfeng Road, No. 638, 5th Fl., Bldg A	334,750	(2)	0.49%

Common	Lin Chao Chun Hengfeng Road, No. 638, 5th Fl., Bldg A	1,511,400	(3)	2.2%

Common	Bryan Lin Hengfeng Road, No. 638, 5th Fl., Bldg A	25,000		0.03%

All Directors and Officers As a Group		46,357,550	(4)	67.52%

Common	Better Time International	3,530,000	(5)	5.14%

Common	Good Speed Service Limited	3,469,572	(6)	5.05%

Non-Officers and Directors		6,999,572		10.19%

(1) These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficial owner.

(2) These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.

(3) These shares are owned by Robert Lin Investments, Inc., of which Mr. Lin Chao Chun is the sole beneficial owner.

(4) Except reported herein, other directors and officers do not own any Company’s common stocks.

(5) The beneficiary owner of Better Time International is Wang Chun-Chieh.

(6) The beneficiary owner of Good Speed Services Limited is Yuan Chi Lung.

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

Amounts Due To (From) Directors

The amounts due to directors as of December 31, 2019 were $1,472,995. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2019 was $1,469,315, which includes unsecured advances and unpaid interest.

Amount Due from Pan Yu-Jen

The balance due from Pan Yu-Jen as of December 31, 2019 was $28,669, which is unsecured, interest-free and have no fixed term of repayment.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2019 was $32,349, which is unsecured, interest-free and payable on demand.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang and Chen Ren are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2019 and 2018, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements filed as part of this filing are listed on the index to the Financial Statements, Item 8 of Part II.

Exhibit Index

Exhibit Number	Description

2.1	Exchange Agreement dated as of August 31, 2004 by and among Lin Ray Yang Enterprise Ltd., Lin Chi-Jung, as agent for the beneficial shareholders of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

2.2	Exchange Agreement dated as of August 31, 2004 by and among Sunrise Real Estate Development Group, Inc., a Cayman Islands company, Lin Chi-Jung, as agent for the beneficial shareholder of such company, and the Company, incorporated by reference to our Current Report on Form 8-K filed on September 8, 2004.

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

4.1	Description of Securities

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.3	Placement Agent Agreement dated June 15, 2006 between Sunrise Real Estate Group, Inc. and Midtown Partners & Co., LLC. (Filed on January 28, 2011)

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on August 24, 2014)

10.23	Stock purchase agreement dated November10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on November 10, 2014)

14	Code of Ethics

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006. (Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Zhang Jian, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Zhang Jian, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO. (Incorporated by reference from Form 8-K dated March 27, 2012)

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Zhang, Jian
By: Zhang Jian
Principal Executive Officer and Director

DATE: October 20, 2020

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	October 20, 2020
Lin Chi-Jung

/s/ Pan Yu-Jen	Director	October 20, 2020
Pan Yu-Jen

/s/ Lin Chao-Chin	Director	October 20, 2020
Lin Chao-Chin

/s/ Lin Hsin-Hung	Chairman	October 20, 2020
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	October 20, 2020
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	October 20, 2020
Li Xiao-Gang

/s/ Chen Ren	Director	October 20, 2020
Chen Ren