Form 10-Q
period 2020-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2020-12-29
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Issuer's telephone number: + 86-21-6067-3830

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: December 28, 2020 – 68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2020

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$18,577,481	$15,900,753
Restricted cash (Note 3)	15,624,993	8,383,359
Transactional financial assets (Note 4)	25,784,273	27,818,996
Accounts receivable, net	31,949	24,407
Real estate property under development (Note 5)	87,664,532	85,909,986
Amount due from an unconsolidated affiliate (Note 9)	260,730	257,633
Other receivables and deposits, net (Note 6)	8,468,398	7,535,801
Total current assets	156,412,356	145,830,935

Property and equipment, net (Note 7)	1,150,913	1,203,850
Investment properties, net (Note 8)	26,180,889	26,949,046
Deferred tax assets	548,259	380,627
Investment in an unconsolidated affiliate (Note 9)	12,579,080	12,775,441
Other investments	141,141	143,345
Total assets	$197,012,638	$187,283,244

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 10)	1,411,413	1,433,445
Accounts payable (Note 13)	2,540,977	4,347,678
Amounts due to directors (Note 11)	1,109,709	1,472,995
Amount due to an affiliate (Note 14)	496,789	504,802
Customer deposits (Note 15)	38,050,207	21,702,494
Other payables and accrued expenses (Note 12)	14,250,149	14,531,098
Other taxes payable	374,225	382,209
Income taxes payable (Note 16)	1,123,223	1,037,349
Total current liabilities	59,356,692	45,412,070

Long term income tax payable (Note 16)	2,847,035	2,933,308
Deferred government subsidy (Note 17)	4,678,186	4,751,214
Total liabilities	66,881,913	53,096,592

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 19)	3,194,604	3,194,604
Retained Earnings	103,724,776	105,326,252
Accumulated other comprehensive income	11,554,847	13,676,579
Total Equity of Sunrise Real Estate Group, Inc.	126,731,154	130,454,362
Non-controlling interests	3,399,571	3,732,290
Total shareholders’ equity	130,130,725	134,186,652

Total liabilities and shareholders’ equity	$197,012,638	$187,283,244

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2020	2019
Net revenues	$349,105	$32,163,303
Cost of revenues	(651,282)	(25,504,925)
Gross profit (loss)	(302,177)	6,658,378

Operating expenses	(1,249,950)	(341,678)
General and administrative expenses	(547,606)	(6,223,155)
Operating profit (loss)	(2,099,733)	93,545

Other income (expenses)
Interest income	62,686	11,282
Interest expense	(16)
Other income (expense), net	(876)	519,979
Total Other Income	61,794	531,261

Income (loss) before income taxes	(2,037,939)	624,806
Income tax benefit	175,887	30,638
Net income (loss)	(1,862,052)	655,444
Less: Net (income) loss attributable to non-controlling Interests	260,576	2,092,488
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,601,476)	$2,747,932

Earnings per share – basic and fully diluted	$(0.02)	$0.04

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2020	2019
Net Income (loss)	$(1,862,052)	$655,444

Other comprehensive income (loss)
- Foreign currency translation adjustment	(2,193,875)	(3,785,254)
- Discontinuation of the equity method for an investment	-	21,806,214
Total comprehensive income	(4,055,927)	18,676,404
Less: Comprehensive (income) loss attributable to non-controlling interests	332,719	2,507,064

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$(3,723,208)	$21,183,468

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock		Additional		Retained	Accumulated Other	Non-	Total Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Earnings (Deficits)	Comprehensive Income	controlling Interests	(Deficit) Equity
Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the year					(1,601,476)		(260,576)	(1,862,052)
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	(2,121,732)	(72,143)	(2,193,875)
Balance, March 31, 2020	68,691,925	686,919	7,570,008	3,194,604	103,724,776	11,554,847	3,399,571	130,130,725

	Common Stock		Additional		Retained	Accumulated Other	Non-	Total Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Earnings (Deficits)	Comprehensive Income	controlling Interests	(Deficit) Equity
Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,897	$(2,790,200)	$1,888,194	$117,277,422
Profit (loss) for the year			-	-	2,747,932	-	(2,092,488)	655,444
Discontinuation of the equity method for an investment	-	-	-	-	-	21,806,214	-	21,806,214
Gain (loss) contribution from of newly consolidated subsidiaries	-	-	-	-	(86,589)	-	-	(86,589)
Translation of foreign operations	-	-	-	-	-	2,514,991	36,986	2,551,977
Balance, March 31, 2019	68,691,925	686,919	7,570,008	3,194,604	109,389,240	21,531,005	(167,308)	142,204,468

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,862,052)	$655,444

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,881,492	146,838
Loss on disposal of property, plant and equipment	-	-
Bad debts	-	2,612,491
Equity in net loss (income) of unconsolidated affiliates	-	-
Changes in assets and liabilities
Accounts receivable	(8,028)	42,964
Real estate property under development	(3,118,003)	(35,327,717)
Customer Deposits	16,914,829	(26,699,778)
Amount due from unconsolidated affiliates	(7,414)	62,935,099
Other receivables and deposits	(1,063,084)	3,082,005
Deferred tax assets	(175,908)	31,034)
Accounts payable	(1,764,203)	(3,883,842)
Other payables and accrued expenses	(58,407)	(11,038)
Interest payable on amount due to directors	(345,409)	(1,758,984)
Other taxes payable	(2,139)	180,514
Income taxes payable	16,969	(26,786)
Net cash provided by (used in) operating activities	10,408,343	1,916,176

Cash flows from investing activities
Acquisition of property, plant and equipment	(17,767)	(100,581)
Capital injection to unconsolidated affiliates	-	-
Net cash from transactional financial assets	1,629,609	(37,037,960)
Dividend distribution of affiliates	-	40,085,910
Net cash provided by (used in) investing activities	1,611,842	2,947,369

Cash flows from financing activities
Restricted cash	(7,473,545)	553,519
Bank loan repayments	-	-
Advances from directors	-	-
Repayments of advances from directors	-	-
Advances from an affiliate	-	-
Repayments to an affiliate	-	-
Dividends paid to noncontrolling interests	-	(7,007,230)
Repayments of promissory notes	-	-
Net cash provided by (used in) financing activities	(7,473,545)	(6,453,711)

Effect of exchange rate changes on cash and cash equivalents	(1,869,912)	216,423

Net increase in cash and cash equivalents	(2,676,728)	(1,373,743)
Cash and cash equivalents at beginning of period	15,900,753	17,656,165
Cash and cash equivalents at end of period	$18,577,481	$16,282,422

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	78	-

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

As of March 31, 2020, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huai’an Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	100%[4]	Subsidiary	Investment holding

1	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
2	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. An additional 10% was acquired in the second quarter of 2020. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company.
3	In December 2019, SHDEW had an employee stock bonus where its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%
4	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

The accompanying condensed consolidated balance sheet as of December 31, 2019, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019, and the cash flows for the three months ended March 31, 2020 and 2019. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2020 and December 31, 2019 are $1: RMB 7.0851 and $1: RMB 6.9762, respectively.

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

In October 2018, we established HATX for the purpose of for real estate development in Huai’an through HAZB of which we have a 78.46% ownership. HAZB purchased the property in Qingjiang Pu District, Huai’an City, Jiangsu Pronvince with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 square meters totaling 679 units. As of October 31, 2020, the Company pre-sold 625 out of 679 units.

In September 2020, LYSY purchased a land area of 54,314 square meters for RMB228,120,000 (approximately USD32,197,146), which parcel is south of our developed land.

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

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries in the People's Republic of China (“PRC”) from local governments.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of March 31, 2020, and December 31, 2019, the balance of deferred government subsidy was $4,678,186 and $4,751,214, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets are now presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the former other-than-temporary-impairment model. We adopted this standard as of January 1, 2020, using a modified-retrospective approach. Adoption of the standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued a new accounting standard update which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and introduces a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this new accounting standard on January 1, 2020, using the prospective method, and the adoption did not have a material impact on our consolidated financial statements.

In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, “Revenue from Contracts with Customers” when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our consolidated financial statements.

New Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss new accounting pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of March 31, 2020, and December 31, 2019, the Company held cash deposits of $15,624,993 and $8,383,359, respectively.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2020, we have $25,784,273 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 - REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located at the junction of Xiemen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 118 of 121 Phase 1 villas and pre-sold 82 of 84 Phase 2 villas as of October 31, 2020.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time, we rented any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019we received government notice that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 8. We also recognized all the units that were sold before the regulation in the fiscal year of 2019.

For the period ended on March 31, 2020, we had recognized the net revenue and cost of revenue of the Linyi project and GXL project at a certain proportion. In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of March 31, 2020, land use rights included in real estate property under development totaled $87,664,532.

In October 2018, we established HATX for real estate development in Huai’an, through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, purchased 78.46% of the outstanding shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 square meters totaling 679 units. As of October 31, 2020, the Company pre-sold 625 out of 679 units.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March31,	December 31,
	2020	2019
Advances to staff	$27,953	19,172
Rental deposits	39,952	40,575
Prepaid expense	4,082	318,424
Prepaid tax	3,463,376	2,378,199
Other receivables	4,933,035	4,779,431
	$8,468,398	$7,535,801

Other receivables and deposits as of March 31, 2020 and December 31, 2019 were stated net of allowance for doubtful accounts of $40,419 and $327,739, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2020	2019
Furniture and fixtures	$189,980	$175,170
Computer and office equipment	199,007	203,581
Motor vehicles	579,486	588,532
Properties	2,181,838	2,168,726
	3,105,311	3,135,990
Less: Accumulated depreciation	(1,954,398)	(1,932,140)
	$1,150,913	$1,203,850

Depreciation and amortization expense for property and equipment amounted to $52,682 and $147,129 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2020	2019
Investment properties	$32,800,382	$33,312,403
Less: Accumulated depreciation	(6,619,493)	(6,363,357)
	$26,180,889	$26,949,046

Depreciation and amortization expense for investment properties amounted to $256,136 and $438,387 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (19.91%). As of March 31, 2020, the investment amount in WHYYL and SHDEW were $0 and $12,505,969, separately.

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

In 2011, the Company invested $4,697,686 for acquiring 49% equity interest in WHYYL to expand its operations to the real estate development business. As of March 31, 2020, the investment in WHYYL was $0.

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

NOTE 10– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,411,413 and $1,433,445 as of March 31, 2020 and December 31, 2019, respectively.

The promissory note with a principal as of March 31, 2020 amounting to $705,706 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $705,706 and $716,723, respectively.

The promissory note with a principal as of March 31, 2020 amounting to $705,706 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $705,706 and $716,723, respectively.

For the three months ended March 31, 2020, the interest expense related to these promissory notes was $0.

NOTE 11– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2020	2019
Lin Chi-Jung	$1,111,783	$1,469,315
Pan Yu-Jen	(28,228)	(28,669)
Lin Hsin-Hung	26,154	32,349
	$1,109,709	$1,472,995

(a)	The balance due from Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

(c)	The balances due from Pan Yu-Jen are unsecured, interest-free and have no fixed term of repayment.

NOTE 12- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2020	2019
Accrued staff commission and bonus	$216,025	$221,674
Rental deposits received	108,636	117,328
Bid bond	190,541	222,184
Dividends payable to no controlling interest	189,912	192,877
Other payables	13,545,035	13,777,035
	$14,250,149	$14,531,098

NOTE 13- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and the GXL project. As of March 31, 2020, and December 31, 2019, the company’s account payable amounted to $2,540,977 and $4,347,678.

NOTE 14 – AMOUNT DUE TO AFFILIATES

As of March 31, 2020, the amount due to JXSY, in the amount of $496,789 was intercompany transfers for day to day operations.

NOTE 15 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project has recognized its revenue along with customer deposit, as of March 31, 2020, the pre-sales amounted to $14,782,232. The HATX project has started pre-sales in December 2019, as of March 31, 2020 the pre-sales amounted to $23,262,126. .

NOTE 16 - INCOME TAXES PAYABLE

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

NOTE 17– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of March 31, 2020 and December 31, 2019, the Company’s deferred government subsidy amounted to $4,678,186 and $4,751,214, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 18- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2020 and 2019 were $14,811 and $205,743, respectively.

As of March 31, 2020, the Company had the following operating lease obligations.

Amount
Within one year	$184,181
Two to five years	-
$184,181

NOTE 19– STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2020, and December 31, 2019, the Company’s statutory reserve fund was $3,194,604 and $3,194,604, respectively.

NOTE 20 - SEGMENT INFORMATION

The Company's Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	319,519	$29,586	$-	$-	$349,105
Cost of revenues	(357,717)	(293,565)	-	-	(651,282)
Gross profit	(38,198)	(263,979)	-	-	(302,177)

Operating expenses	(569,268)	(680,682)	-	-	(1,249,950)
General and administrative expenses	(314,750)	(227,022)	-	(5,834)	(547,606)
Operating loss	(922,216)	(1,171,683)	-	(5,834)	(2,099,733)

Other income (expenses)
Interest income	16,070	45,100	-	1,516	62,686
Interest expense	(16)	-	-	-	(16)
Other income, Net	1,037	644	191,245	-	192,926
Equity in net income (loss) of unconsolidated affiliates	-	-	(193,802)	-	(193,802)
Total other (expenses) income	17,091	45,744	(2,557)	1,516	61,794

Income (loss) before income taxes	(905,125)	(1,125,939)	(2,557)	(4,318)	(2,037,939)
Income tax	175,887	-	-	-	175,887
Net Income( loss)	$(729,238)	$(1,125,939)	$38,504,494	$(4,318)	$(1,862,052)

	Three Months Ended March 31, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	193,815	$31,969,488	$-	$-	$32,163,303
Cost of revenues	(166,097)	(25,338,828)	-	-	(25,504,925)
Gross profit	27,718	6,330,660	-	-	6,658,378

Operating expenses	(92,649)	(248,935)	-	(94)	(341,678)
General and administrative expenses	(1,195,498)	(4,925,669)	-	(101,988)	(6,223,155)
Operating loss	(1,260,429)	1,456,056	-	(102,082)	93,545

Other income (expenses)
Interest income	3,696	7,515	-	71	11,282
Interest expense	-	-	-	-	-
Other income, Net	7,111	7,432	505,436	-	519,979
Equity in net income (loss) of unconsolidated affiliates	-	-	-	-	-
Total other (expenses) income	10,807	14,947	505,436	71	531,261

Income (loss) before income taxes	(1,249,622)	1,471,003	505,436	(102,011)	624,806
Income tax	30,638	-	-	-	30,638
Net Income( loss)	$(1,218,984)	$1,471,003	$505,436	$(102,011)	$655,444

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of March 31, 2020
Real estate property under development	$-	$82,206,640	$-	$-	$82,206,640
Total assets	10,497,121	118,069,611	100,931,751	1,049,933	230,548,416

As of March 31, 2019
Real estate property under development	$-	$87,664,532	$-	$-	$87,664,532
Total assets	10,462,122	82,614,019	38,504,494	65,432,003	197,012,638

NOTE 21 – RELATED PARTY TRANSACTIONS

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party in the first quarter of 2020.

NOTE 22 – SUBSEQUENT EVENT

On May 27, 2020, LYRL received 10% of the shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owns 34% of LYSY as of May 2020.

In September 2020, LYSY had purchased a land of area 54,314 square meters with amount of RMB228,120,000 (approximately USD32,197,146), which is attached to the south border of our developed land.

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

In October 2011, we established LYSY and own 24% of the company. On May 27, 2020, LYRL received 10% of the shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owns 34% of LYSY as of May 2020. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into phase 1 and phase 2. The phase 1 has completed construction of 121 units in May 2015 and the phase 2 will complete construction of 84 units at the end of 2020. The sales of phase 1 started in November 2013; we have sold 118 units out of all 121 units by October 31, 2020. We have also pre-sold 82 units out of all 84 units have been pre-sold during phase 2 by the end of October 31, 2020. In September 2020, LYSY had purchased a land of 54,314 square meters with an amount of RMB228,120,000 (approximately USD32,197,146), which is attached to the south border of our developed land.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which is located at 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartments. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, we rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government notice that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our financial statement for the period ended March 31, 2019.

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

In October 2018, we established HATX for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Qingjiang Pu district, Huai’an City, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units. As of October 31, 2020, the Company pre-sold 612 out of 679 units.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets are now presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the former other-than-temporary-impairment model. We adopted this standard as of January 1, 2020, using a modified-retrospective approach. Adoption of the standard did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued a new accounting standard update which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and introduces a requirement to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted this new accounting standard on January 1, 2020, using the prospective method, and the adoption did not have a material impact on our consolidated financial statements.

In November 2018, the FASB issued Accounting Standards Update No. 2018-18 “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606” (“ASU 2018-18”). ASU 2018-18 clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, “Revenue from Contracts with Customers” when the counterparty is a customer. In addition, the update precludes an entity from presenting consideration from a transaction in a collaborative arrangement as customer revenue if the counterparty is not a customer for that transaction. On January 1, 2020, we adopted this standard and applied it retrospectively to January 1, 2018 when we initially adopted Topic 606. The adoption did not have an impact on our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss new accounting pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of March 31, 2020 and December 31, 2019.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2020 with comparisons to the period ended March 31, 2020.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2020	% to total	2019	% to total	% change
Agency sales	110,216	31.57	94,701	0.29	16
Property management	238,889	68.43	99,113	0.31	141
House Sales	-	-	31,969,488	99.4	(100)
Net revenue	349,105	100	32,163,303	100	(99)

The net revenue in the first quarter of 2020 was $349,105, which decreased by 99% from $32,163,303 in the first quarter of 2019. In the first quarter of 2020, agency sales, property management, and house sales represented 0%, 31.57%, and 68.43% of our total net revenues, respectively.. The decrease in net revenue in the first quarter of 2020 was mainly due to no recognition of house sales revenue in this quarter.

Agency sales

Agency sales represented 31.57% of our net revenue in the first quarter of 2020 and revenue from agency sales increased by 16% compared with the same period in 2019. The increase in agency sales was due to more projects sales collection.

Because of our diverse market locations, the risk of market fluctuations decreased on our business operations in agency sales in 2020, and we are seeking stable growth in our agency sales business in 2020. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 68.43% of our revenue in the first quarter of 2020 and revenue from property management increased by 141% compared with the same period in 2019.

House sales

House sales represented 0% of our revenue in the first quarter of 2020. The company has no recognition its house sales revenue in the period.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2020	% to total	2019	% to total	% change
Agency sales	103,023	15.82	57,614	0.23	79
Property management	548,259	84.18	108,483	0.43	405
House sales	-	-	25,338,828	99.4	(100)
Cost of Revenue	651,282	100	25,504,925	100	(97)

The cost of revenue in the first quarter of 2020 was $651,282, increased of 97% from $25,504,925 in the same period in 2019. In the first quarter of 2020, agency sales, property management, and house sales represented 15.82%, 0%, and 84.18% of total cost of revenues, respectively... The decrease in cost of revenue in first quarter of 2020 was mainly due to no recognition of the cost of revenue in this period.

Agency sales

The cost of revenue for agency sales in the first quarter in 2020 was $103,023, an increase of 79% from $57,614 in the same period in 2019. This increase was mainly due to the increase in salary expenses, office expenses and so on.

Property management

The cost of revenue for property management in the first quarter of 2020 was $548,259, increased by 405% from $108,483 in the same period in 2019. The increase was mainly due to the increasing cost of revenue of GXL project.

House sales

House sales represented 0% of our cost of revenue in the first quarter of 2020. The company has no recognition of its house sales in the period.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2020	% to total	2019	% to total	% change
Agency sales	27,224	2	32,341	9	(16)
Property management	542,044	43	115,676	34	369
House sales	680,682	55	193,661	57	251
Operating expenses	1,249,950	100	341,678	100	266

The operating expenses in the first quarter of 2020 were $1,249,950, a increase of 266% from $341,678 compared with the same period of 2019. This was mainly due to the increase in expenses in house sales of HATX project. In the first quarter of 2020, the expenses related to agency sales, property management, and house sales represented 2%, 43%, and 55% of the total operating expenses. Respectively..

Agency sales

The operating expenses for agency sales in the first quarter of 2020 were $27,224, which decreased by 16% from $32,341 in the same period in 2019.

Property management

The operating expenses for property management in the first quarter of 2020 were $542,044, which increased 369% from $115,676 in the same period in 2019.

House sales

The operating expenses for house sales in the first quarter of 2020 were $680,682, which increased 251% from $193,661 in the same period in 2019. This was mainly due to the increase in expenses in house sales of HATX project.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2020 were $547,606, which decreased by 91% from $6,223,155 in the same period in 2019.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts Due To Directors

The amounts due to directors as of March 31, 2020 were $1,109,709. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of March 31, 2020 was $1,111,783, which includes unpaid loan.

Amount Due from Pan Yu-Jen

The balance due from Pan Yu-Jen as of March 31, 2020 was $28,228. This balance is an advance to Mr. Pan for business expenses related to SZXJY and our project in Huai’an.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of March 31, 2020 was $26,154, which is unsecured, interest-free and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2020, our principal sources of cash were revenues from our house sales and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $18,577,481.

The Company’s operating activities provided cash in the amount of $10,408,343, which was primarily attributable to the receipts in advance from our property development projects.

The Company’s investing activities provided cash resources of $1,611,842, which was primarily attributable to the withdrawal of transactional financial assets.

The Company’s financing activities used cash resources of $7,473,545, which was primarily attributable to investment of transactional financial assets.

The potential cash needs for 2020 would include the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the GXL project, the Linyi project and the HATX project.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2019.

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

Date: December 28, 2020
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: December 28, 2020
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer