Form 10-Q
period 2020-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2021-01-28
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐No ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: January 28, 2021–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$29,111,019	$15,900,753
Restricted cash (Note 3)	38,346,579	8,383,359
Transactional financial assets (Note 4)	26,705,794	27,818,996
Accounts receivable	26,580	24,407
Real estate property under development (Note 5)	93,071,511	85,909,986
Amount due from an unconsolidated affiliate	262,249	257,633
Other receivables and deposits, net (Note 6)	8,913,863	7,535,801
Total current assets	196,437,595	145,830,935

Property and equipment, net (Note 7)	1,209,509	1,203,850
Investment properties, net (Note 8)	25,847,376	26,949,046
Deferred tax assets (Note 15)	675,479	380,627
Investment in an unconsolidated affiliate (Note 9)	12,589,030	12,775,441
Goodwill	1,135,577	-
Other investments	141,253	143,345
Total assets	$238,035,819	$187,283,244

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note10)	1,412,529	1,433,445
Accounts payable (Note 13)	5,419,965	4,347,678
Amounts due to directors (Note 11)	641,820	1,472,995
Amount due to an affiliate (Note 14)	497,182	504,802
Customer deposits (Note 15)	79,695,173	21,702,494
Other payables and accrued expenses (Note 12)	14,709,901	14,531,098
Other taxes payable	393,461	382,209
Income taxes payable (Note 16)	856,886	1,037,349
Total current liabilities	103,626,917	45,412,070

Long-term income tax payable (Note 16)	2,760,761	2,933,308
Deferred government subsidy (Note 17)	4,681,887	4,751,214
Total liabilities	111,069,565	53,096,592

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 19)	3,194,604	3,194,604
Retained Earnings	102,589,868	105,326,252
Accumulated other comprehensive income	11,312,957	13,676,579
Total deficit of Sunrise Real Estate Group, Inc.	125,354,356	130,454,362
Non-controlling interests	1,611,898	3,732,290
Total shareholders’ equity	126,966,254	134,186,652
Total liabilities and shareholders’ equity	$238,035,819	$187,283,244

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$388,298	$60,449	$721,983	$32,033,189
Cost of revenues	(538,453)	(396,655)	(1,160,969)	(25,750,467)
Gross profit (loss)	(150,155)	(336,206)	(438,986)	6,282,722

Operating expenses	(1,153,284)	(493,009)	(2,348,025)	(832,663)
General and administrative expenses	(733,384)	(1,297,512)	(1,256,803)	(7,483,796)
Operating profit (loss)	(2,036,823)	(2,126,727)	(4,043,814)	(2,033,737)

Other income (expenses)
Interest income	99,860	28,453	159,777	39,668
Interest expense	16	-	-	-
Other income (loss), net	376,346	764,448	366,949	1,281,346
Total other Income	476,222	792,901	526,726	1,321,014

Income (loss) before income taxes	(1,560,601)	(1,333,826)	(3,517,088)	(712,723)

Income tax benefit (expense)	133,433	34,851	301,551	65,307

Net income (loss)	(1,427,168)	(1,298,975)	(3,215,537)	(647,416)
Less: Net (income) loss attributable to non-controlling interests	218,577	494,178	479,153	2,586,666
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,208,591)	$(804,797)	$(2,736,384)	$1,939,250
Net income	(1,427,168)	(1,298,975)	(3,215,537)	(647,416)
Other comprehensive income Foreign currency translation adjustment	(1,810,986)	(284,243)	(4,004,861)	2,267,734
Discontinuation of the equity method for an investment	-	-	-	21,313,293
Comprehensive income	(3,238,154)	(1,583,218)	(7,220,398)	22,933,611

Less: Comprehensive income attributable to non-controlling interests	64,890	(3,551,811)	2,120,392	(1,496,309)
Total comprehensive income attributable to shareholders	(3,173,264)	(5,135,029)	(5,100,006)	21,437,302
Earnings per share – basic and fully diluted	$(0.02)	$(0.01)	$(0.04)	$0.03

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the year					(2,736,384)		(479,153)	(3,215,537)
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-		-	-
Translation of foreign operations	-	-	-	-	-	(2,363,622)	(1,641,239)	(4,004,861)
Balance, June 30, 2020	68,691,925	686,919	7,570,008	3,194,604	102,589,868	11,312,957	1,611,898	126,966,254

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, March 31, 2020	68,691,925	$686,919	$7,570,008	$3,194,604	$103,724,776	$11,554,847	$3,399,571	$130,130,725
Profit (loss) for the year					(1,134,908)		(218,577)	(1,353,485)
Translation of foreign operations	-	-	-	-	-	(241,890)	(1,569,096)	(1,810,986)
Discontinuation of the equity method for an investment						-		-
Capital contribution to a new consolidated subsidiary
Balance, June 30, 2020	68,691,925	686,919	7,570,008	3,194,604	102,589,868	11,312,957	1,611,898	126,966,254

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

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$(3,215,537)	$(647,416)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,285,233	172,362
Loss (Gain) on disposal of property, plant and equipment	2,506	16,008
Bad debts	-	2,553,437
Equity in net loss (income) of unconsolidated affiliates	-	-
Changes in assets and liabilities
Accounts receivable	(2,544)	77,955
Promissory deposits	-	-
Real estate property under development	(8,463,612)	(36,689,016)
Customer Deposits	58,645,675	(24,583,558)
Amount due from unconsolidated affiliates	(8,680)	3,005,569
Other receivables and deposits	(1,496,603)	964,143
Deferred tax assets	(302,139)	(65,926)
Net cash from directors	(814,352)	(1,414,698)
Accounts payable	1,142,277	(4,214,306)
Other payables and accrued expenses	393,087	13,859,771
Other taxes payable	16,926	(8,112)
Income taxes payable	(338,827)	84,554
Net cash provided by operating activities	47,843,410	(46,889,233)

Cash flows from investing activities
Purchases of property and equipment	(139,333)	(275,326)
Net Cash from Transactional financial assets	711,363	12,448,592
Acquisition of investment	(1,412,529)
Dividend distribution of affiliates	-	39,848,406
Net cash provided by (used in) investing activities	(840,499)	52,021,672

Cash flows from financing activities
Restricted cash	(30,259,077)	287,215
Dividends paid to noncontrolling interests	-	(6,965,713)
Net cash used in financing activities	(30,259,077)	(6,678,498)

Effect of exchange rate changes on cash and cash equivalents	(3,533,568)	2,333,001

Net increase in cash and cash equivalents	13,210,266	786,942
Cash and cash equivalents at beginning of period	15,900,753	17,656,165
Cash and cash equivalents at end of period	$29,111,019	$18,443,107

Supplemental disclosure of cash flow information
Income taxes paid	$353,176	$-
Interest paid	-	-

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

As of June 30, 2020, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services

Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (HAZB)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	100%[4]	Subsidiary	Investment holding

1.	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.

2.	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

3.	In December 2019, SHDEW issued an employee stock bonus where its employees received vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

4.	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2020 and the results of operations for the six months ended June 30, 2020 and 2019, and the cash flows for the six months ended June 30, 2020 and 2019. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of June 30, 2020 and December 31, 2019 are $1: RMB7.0795 and $1: RMB6.9762, respectively.

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

In October 2018, we established HATX for the purpose of for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Qingjiang Pu District, Huai’an City, Jiangsu Province, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units. As of November 30, 2020, the Company pre-sold 672 out of 679 units.

In September 2020, LYSY had purchased a land area of 54,314 square meters for RMB228,120,000 (approximately USD32,197,146), which is south to our developed land

Long Term Investments

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

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries from local governments in the People's Republic of China (“PRC”).

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of June 30, 2020, and December 31, 2019, the deferred government subsidy amounted to $4,681,887 and $4,751,214, respectively. The subsidy was used to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2020, and December 31, 2019, the Company held cash deposits of $38,346,579 and $8,383,359, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2020, we have $26,705,794 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

 NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located at the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We pre-sold 118 of 121 Phase 1 villas and pre-sold 82 of 84 Phase 2 villas as of November 30, 2020.

 On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. In 2016 the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting out the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our financial statement for the period ended Q2, 2019.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of June 30, 2020, land use rights included in real estate property under development totaled $93,071,511.

In October 2018 we established HATX for the purpose of real estate development in Huaian through HAZB of which we have 78.46% ownership. HAZB purchased the property in Huaian, Qingjiang Pu district with an area of 78,030 square meters and the Company, through HATX, purchased 78.46% of the shares in HAZB. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units. As of November 30, 2020, the Company pre-sold 672 out of 679 units.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2020	2019
Advances to staff	$27,721	19,172
Rental deposits	41,353	40,575
Prepaid expense	54,563	318,424
Prepaid tax	5,389,267	2,378,199
Other receivables	3,400,959	4,779,431
	$8,913,863	$7,535,801

Other receivables and deposits as of June 30, 2020 and December 31, 2019 were stated net of allowance for doubtful accounts of $40,451 and $327,739, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2020	2019
Furniture and fixtures	$256,661	$175,170
Computer and office equipment	199,165	203,581
Motor vehicles	579,945	588,532
Properties	2,143,164	2,168,726
	3,178,935	3,135,990
Less: Accumulated depreciation	(1,969,426)	(1,932,140)
	$1,209,509	$1,203,850

Depreciation and amortization expense for property and equipment amounted to $78,408 and $147,129 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2020	2019
Investment properties	$32,826,327	$33,312,403
Less: Accumulated depreciation	(6,978,951)	(6,363,357)
	$25,847,376	$26,949,046

Depreciation and amortization expense for investment properties amounted to $2,172,415 and $438,387 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (19.91%). As of June 30, 2020, the investment amount in WHYYL and SHDEW were $0 and $12,515,861, respectively.

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

In 2011, the Company invested $4,697,686 to acquire 49% equity interest in WHYYL to expand its operations to the real estate development business. As of June 30, 2020, the investment in WHYYL was $0.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of June 30, 2020. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW operates its own online shopping platform where consumers can purchase its n cosmetics and skincare products as well as products imported into China.

NOTE 10 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,412,529 and $1,433,445 as of June 30, 2020 and December 31, 2019, respectively.

The promissory note with a principal as of June 30, 2020 amounting to $706,265 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $706,265 and $716,723, respectively.

The promissory note with a principal as of June 30, 2020 amounting to $706,265 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $706,265 and $716,723, respectively.

For the six months ended June 30, 2020, the interest expense related to these promissory notes was $NIL.

NOTE 11 – AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2020	2019
Lin Chi-Jung	$621,347	$1,469,315
Pan, Yu-Jen	-	(28,669)
Lin Hsin-Hung	20,473	32,349
	$641,820	$1,472,995

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

(c)	The balances due from Pan Yu-jen are unsecured, interest-free and have no fixed term of repayment.

NOTE 12 – OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2020	2019
Accrued staff commission and bonus	$221,572	$221,674
Rental deposits received	119,979	117,328
Bid bond	122,890	222,184
Dividends payable to non-controlling interest	190,063	192,877
Other payables	14,055,397	13,777,035
	$14,709,901	$14,531,098

NOTE 13 – ACCOUNT PAYABLE

Account payable was mostly derived from our property development of Linyi project and the HATX project. As of June 30, 2020, and December 31, 2019, the Company’s account payable amounted to $5,419,965 and $4,347,678.

NOTE 14 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $497,182 from JXSY is intercompany transfers for day to day operation.

NOTE 15 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project has recognized its revenue along with customer deposit, as of June 30, 2020, the pre-sales amounted to $26,454,895. The HATX project has started pre-sales in December 2019, as of June 30, 2020 the pre-sales amounted to $53,237,301.

NOTE 16 – INCOME TAX PAYABLE

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

NOTE 17 – DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of June 30, 2020 and December 31, 2019, the Company’s deferred government subsidy amounted to $4,681,887 and $4,751,214, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2020 and 2019 were $18,165 and $205,743, respectively.

As of June 30, 2020, the Company had the following operating lease obligations.

Amount
Within one year	$186,191
Two to five years	-
$186,191

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2020, and December 31, 2019, the Company’s statutory reserve fund was $3,194,604 and $3,194,604, respectively.

NOTE 20 – SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended June 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$318,713	$69,585	$-	$-	$388,298
Cost of revenues	(287,097)	(251,356)	-	-	(538,453)
Gross profit	31,616	(181,771)	-	-	(150,155)

Operating expenses	(556,671)	(596,613)	-	-	(1,153,284)
General and administrative expenses	(384,325)	(260,168)	-	(88,891)	(733,384)
Operating loss	(909,380)	(1,038,552)		(88,891)	(2,036,823)

Other income (expenses)
Interest income	19,631	78,799	-	1,430	99,860
Interest expense	16	-		-	16
Other income, Net	8,327	2,405	365,614		376,346
Total other (expenses) income	27,974	81,204	365,614	1,430	476,222

Income (loss) before income taxes	(881,406)	(957,348)	365,614	(87,461)	(1,560,601)
Income tax	133,433	-	-	-	133,433
Net Income( loss)	$(747,973)	$(957,348)	$365,614	$(87,461)	$(1,427,168)

	Six Months Ended June 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$622,812	$99,171	$-	$-	$721,983
Cost of revenues	(616,048)	(544,921)	-	-	(1,160,969)
Gross profit	6,764	(445,750)	-	-	(438,986)

Operating expenses	(1,070,730)	(1,277,295)	-	-	(2,348,025)
General and administrative expenses	(674,888)	(487,190)	-	(94,725)	(1,256,803)
Operating loss	(1,738,854)	(2,210,235)	-	(94,725)	(4,043,814)

Other income (expenses)
Interest income	32,932	123,899	-	2,946	159,777
Interest expense	-	-	-	-	-
Other income, Net	843	3,046	363,057	-	366,949
Total other (expenses) income	33,775	126,948	363,057	2,946	526,726

Income (loss) before income taxes	(1,705,079)	(2,083,287)	363,057	(91,779)	(3,517,088)
Income tax	301,551	-	-	-	301,551
Net Income (loss)	$(1,403,528)	$(2,083,287)	$363,057	$(91,779)	$(3,215,537)

	Three Months Ended June 30, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$60,449	$-	$-	$-	$60,449
Cost of revenues	(396,655)	-	-	-	(396,655)
Gross profit	(336,206)	-	-	-	(336,655)

Operating expenses	(217,689)	(275,228)	-	(92)	(493,009)
General and administrative expenses	(899,939)	(276,558)	-	(121,015)	(1,297,512)
Operating loss	(1,453,834)	(551,786)		(121,015)	(2,126,727)

Other income (expenses)
Interest income	2,570	20,055	-	5,828	28,453
Interest expense	-	-		-
Other income, Net	(2,322)	(783)	767,553		764,448
Equity in net income (loss) of unconsolidated affiliates	-	-		-	-
Total other (expenses) income	248	19,272	767,553	5,828	792,901

Income (loss) before income taxes	(1,453,586)	(989,772)	767,553	(115,279)	(1,333,826)
Income tax	34,851	-	-	-	34,851
Net Income( loss)	$(1,418,735)	$(989,772)	$767,553	$(115,279)	$(1,298,975)

	Six Months Ended June 30, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$890,370	$2,607,700	$-	$-	$3,498,070
Cost of revenues	(490,703)	(1,596,897)	-	-	(2,087,600)
Gross profit	399,667	1,010,803	-	-	1,410,470

Operating expenses	(690,421)	(401,524)	-	(182)	(1,092,127)
General and administrative expenses	(426,358)	(379,389)	-	(312,157)	(1,117,904)
Operating loss	(717,112)	229,890	-	(312,339)	(799,561)

Other income (expenses)
Interest income	20,556	4,743	-	5,095	30,394
Interest expense	-	(142,710)	(2,159,586)	-	(2,302,296)
Other income, Net	(174,476)	(144,972)	606,109	(263)	286,398
Equity in net income (loss) of unconsolidated affiliates	-	-	31,336,158	-	29,350,654
Total other (expenses) income	(153,920)	(282,939)	29,782,680	4,832	28,551,093

Income (loss) before income taxes	(871,031)	(53,049)	29,782,680	(307,507)	28,551,093
Income tax	(52,383)	71,320	-	-	18,937
Net Income (loss)	$923,414	$18,271	$29,782,680	$(307,507)	$28,570,030

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2020
Real estate property under development	$-	$93,071,511	$-	$-	$93,071,511
Total assets	5,466,658	128,586,174	39,436,077	64,546,910	238,035,819

As of June 30, 2019
Real estate property under development	-	82,205,761	-	-	82,205,761
Total assets	$10,670,092	$61,481,808	$50,147,062	$61,392,273	$183,691,235

NOTE 21 – RELATED PARTY TRANSACTIONS

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party in the year of 2020.

NOTE 22 – SUBSEQUENT EVENT

On May 27, 2020, LYRL received 10% of the shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owns 34% of LYSY as of May 2020.

In September 2020, LYSY had purchased an land area of 54,314 square meters for RMB228,120,000 (approximately USD32,197,146), which is attached to the south border of our developed land.

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

In October 2011, we established LYSY and own 24% of the company. On May 27, 2020, LYRL received 10% of the shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owns 34% of LYSY as of May 2020. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into phase 1 and phase 2. The phase 1 has completed construction of 121 units in May 2015 and the phase 2 will complete construction of 84 units at the end of the year of 2020. The sales of phase 1 started in November 2013, we sold 118 units out of all 121 units by November 30, 2020. We also pre-sold 82 units out of all 84 units during phase 2 by November 30, 2020. In September 2020, LYSY had purchased a land of area 54,314 square meters for RMB228,120,000 (approximately USD32,197,146), which is attached to the south border of our developed land.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which is located at 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartments. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. Since then, we rented out the unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our financial statement of the second quarter in 2019.

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

In October 2018, we established HATX for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Qingjiang Pu district, Huai’an city with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units. As of November 30, 2020, the Company pre-sold 672 out of 679 units.

In December 2019, SHDEW issued an employee stock bonus where many of its employees received their vested shares. This issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. The financial statements for 2018 will follow the equity method for the accounting treatment regarding our investment in SHDEW and from the beginning of 2019 and going forward, we will be using the measurement alternative method instead. This change in accounting method may have an impact in our financial statements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of June 30, 2020 and December 31, 2019.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the 3 months and 6 months period ended June 30, 2020 with comparisons to the same periods ended June 30, 2019.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2020	% to total	2019	% to total	% change	2020	% to total	2019	% to total	% change
Agency sales	127,726	34	70,688	28	80	237,942	33	165,389	1	44
Property management	245,152	66	183,450	72	33	484,041	67	282,563	1	71
House sales	-	0	-	0		-		31,582,237	98	(100)
Net revenues	372,878	100	254,137	100	47	721,983	100	32,033,189	100	(98)

The net revenue in the second quarter of 2020 was $372,878, which increased 47% from $254,137 in the second quarter of 2019. The net revenue in the first two quarters of 2020 was $721,983, which represented a decrease of 98% from $32,033,189 in the first two quarter of 2019. In the second quarter of 2020, agency sales, property management, and house sales represented 34%, 66%, and 0% of our net revenues, respectively. For the first two quarters of 2020, agency sales, property management, and house sales represented 33%, 67%, and 0% of our net revenues, respectively. The decrease in net revenue in the first two quarter of 2020 was mainly due to we recognized the sales revenue of the GXL project in the first quarter of 2019.

Agency sales

For the second quarter and first two quarters of 2020, 34% and 33%, respectively, of our net revenues were attributable to agency sales. As compared with the same period in 2019, net revenue of agency sales increased 80% and 44%, respectively, for the second quarter and the first two quarters of 2020.

Property Management

Property management represented 67% of our revenue for the first two quarters of 2020 and revenue from property management increased by 71% compared with the same period in 2019.

House sales

For the first two quarters of 2020, the Company has not recognized any revenue of house sales. House sales represented 0% of our revenue for the first two quarter of 2020.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2020	% to total	2019	% to total	% change	2020	% to total	2019	% to total	% change
Agency sales	155,280	30	59,149	15	162	258,303	22	116,764	1	121
Property management	354,407	70	336,521	85	5	902,666	78	445,004	2	103
House sales	-	-	-	0		-		25,188,699	97	(100)
Cost of revenues	509,687	100	395,670	100	29	1,160,969	100	25,750,467	100	(95)

The cost of revenues for the second quarter of 2020 was $509,687, which increased 29% from $395,670 during the second quarter of 2019. The cost of revenues of the first two quarters of 2020 was $1,160,969, which decreased 95% from $25,750,467 during the first two quarters of 2019. For the second quarter of 2020, agency sales, property management, and house sales represented 30%, 70%, and 0% of our cost of revenues, respectively. For the first two quarters of 2020, agency sales, property management, and house sales represented 22%, 78%, and 0% of our cost of revenues, respectively. The increase in the cost of revenue in the second quarter and decrease in the first two quarters of 2020 was mainly no cost of revenue was recognized for house sales.

Agency sales

The cost of revenue for agency sales for the first two quarters of 2020 was $258,303, an increase of 121% from $116,754 for the same period in 2019. This increase was mainly due to the increase in our commissions from the increase in agency sales in the first two quarter of 2020.

Property management

The cost of revenue for property management for the first two quarters of 2020 was $902,666, an increase of 103% from $445,004 for the same period in 2019. This was mainly due to more business for property management.

House sales

For the first two quarters of 2020, the Company has not recognized any cost of revenue for house sales. House sales represented 0% of our cost of revenue for the first two quarters of 2020.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2020	% to total	2019	% to total	% change	2020	% to total	2019	% to total	% change
Agency sales	19,917	2	29,544	6	(32)	47,141	2	61,884	7	(23)
Property management	588,540	54	185,886	38	216	1,130,584	48	301,562	36	274
House sales	489,618	44	275,555	56	77	1,170,300	50	469,216	57	149
Operating expenses	1,098,075	100	490,986	100	123	2,348,025	100	832,663	100	182

The operating expenses for the second quarter of 2020 were $1,098,075, which increased 123% from $490,986 for the same period in 2019. The total operating expenses for the first two quarters of 2020 were $2,348,025, which increased 182% from $832,663 for the same period in 2019. In the second quarter of 2020, agency sales, property management, and house sales represented 2%, 54%, and 44% of the total operating expenses, respectively. For the first two quarters of 2020, agency sales, property management, and house sales represented 2%, 48%, 50% of the total operating expenses, respectively. The increase in the overall operating expense resulted from the increase in house sales and property management for the second quarter and the first two quarters of 2020.

Agency sales

The operating expenses for agency sales for the first two quarters of 2020 were $47,141, a decrease of 23% from $61,884 for the same period in 2019.

Property management

The operating expenses for property management for the first two quarters of 2020 were $1,130,584, an increase of 274% from $301,562 in the same period in 2019. The increase is mainly due to consulting expenses and re-decorating relating to the business.

House sales

The operating expenses for house sales for the first two quarters of 2020 were $1,170,300 which increased 149% from $469,216 for the same period in 2019.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2020 were $1,256,803, which decreased by 83% from $7,483,796 for same periods in 2019.

Equity in net gain (loss) of affiliates

Equity in net loss for the first two quarters of 2020 was $61,988. The equity in net loss of affiliates was mainly the investment value variety of WHYYL and SHDEW.

Other income, net

Other income for the first two quarters of 2020 was $428,937, a decrease of 66% from gain of $1,281,346 for the same period in 2019. The income decreased mainly due to the less quantity of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors as of June 30, 2020 was $641,820. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $621,347 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $20,473 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amount due to JXSY, in the amount of $497,182 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2020, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $29,111,019.

The Company’s operating activities provided cash in the amount of $47,843,410, which was primarily attributable to the customer deposits and receipts in advance from our real estate project.

The Company’s investing activities used cash resources of $840,499, which was primarily attributable to the acquisition of investments.

The Company’s financing activities used cash resources of $30,259,077, which was primarily attributable to the restricted cash.

The potential cash needs for 2020 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the Huai’an project.

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

Date: January 28, 2021
By:	/s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: January 28, 2021
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer