Form 10-Q
period 2020-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2021-04-12
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 12, 2021–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$8,675,452	$15,900,753
Restricted cash (Note 3)	49,349,998	8,383,359
Transactional financial assets (Note 4)	51,876,026	27,818,996
Accounts receivable	67,698	24,407
Real estate property under development (Note 6)	143,883,805	85,909,986
Amount due from an unconsolidated affiliate	272,623	257,633
Other receivables and deposits, net (Note 7)	12,245,459	7,535,801
Total current assets	266,371,061	145,830,935

Property and equipment, net (Note 8)	1,333,496	1,203,850
Investment properties, net (Note 9)	26,501,636	26,949,046
Deferred tax assets (Note 15)	871,162	380,627
Investment in an unconsolidated affiliate (Note 10)	13,087,038	12,775,441
Goodwill	1,393,626	-
Other investments	367,102	143,345
Total assets	$309,925,121	$187,283,244

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,468,407	1,433,445
Accounts payable (Note 14)	8,390,162	4,347,678
Amounts due to directors (Note 12)	535,054	1,472,995
Amount due to an affiliate (Note 15)	516,586	504,802
Customer deposits (Note 16)	102,177,291	21,702,494
Other payables and accrued expenses (Note 13)	32,747,563	14,531,098
Other taxes payable	399,711	382,209
Income taxes payable (Note 17)	944,007	1,037,349
Dividends payables	-	-
Total current liabilities	147,178,781	45,412,070

Long-term income tax payable (Note 17)	2,674,487	2,933,308
Deferred government subsidy (Note 18)	4,867,097	4,751,214
Total liabilities	154,720,365	53,096,592

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	3,194,604	3,194,604
Retained Earnings	125,038,699	105,326,252
Accumulated other comprehensive income	17,339,117	13,676,579
Total deficit of Sunrise Real Estate Group, Inc.	153,829,347	130,454,362
Non-controlling interests	1,375,409	3,732,290
Total shareholders’ equity	155,204,756	134,186,652
Total liabilities and shareholders’ equity	$309,925,121	$187,283,244

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$108,523	$724,827	$802,194	$32,424,073
Cost of revenues	(578,148)	(749,236)	(1,693,591)	(26,231,257)
Gross profit (loss)	(469,625)	(24,409)	(891,397)	6,192,816

Operating expenses	(651,652)	(548,691)	(2,907,602)	(1,372,674)
General and administrative expenses	(994,608)	(1,735,622)	(2,202,127)	(9,141,400)
Operating profit (loss)	(2,115,885)	(2,308,722)	(6,001,126)	(4,321,258)

Other income (expenses)
Interest income	221,385	48,925	374,897	88,179
Interest expense	-	-	-	-
Other income (loss), net	23,682,294	305,426	24,032,423	1,573,414
Total other Income	23,903,679	354,351	24,407,320	1,661,593

Income (loss) before income taxes	21,787,794	(1,954,371)	18,406,194	(2,659,665)

Income tax benefit (expense)	176,864	(362)	466,590	64,264)

Net income (loss)	21,964,658	(1,954,733)	18,872,784	(2,595,401)
Less: Net (income) loss attributable to non-controlling interests	360,510	98,297	839,663	2,657,997
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$22,325,168	$(1,856,436)	$19,712,447	$62,596
Net income (loss)	21,964,658	(1,954,733)	18,872,784	(2,595,401)
Other comprehensive income Foreign currency translation adjustment	6,150,181	(2,466,390)	2,145,320	(222,297)
Discontinuation of the equity method for an investment	-	-	-	20,716,042
Comprehensive income	28,114,839	(4,421,123)	21,018,104	17,898,344
Less: Comprehensive income attributable to non-controlling interests	236,489	189,371	2,356,881	(1,306,938)
Total comprehensive income attributable to shareholders	28,351,328	(4,231,752)	23,374,985	16,591,406
Earnings per share – basic and fully diluted	$0.33	$(0.03)	$0.29	$0.00

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the year					19,712,447		(839,663)	18,872,784
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Gain (loss) contribution from newly consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	3,662,538	(1,517,218)	2,145,320
Balance, Sept. 30, 2020	68,691,925	686,919	7,570,008	3,194,604	125,038,699	17,339,117	1,375,409	155,204,756

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, June 30, 2020	68,691,925	$686,919	$7,570,008	$3,194,604	$102,589,868	$11,312,957	$1,611,898	$126,966,254
Profit (loss) for the year					22,448,831		(360,510)	22,088,321
Discontinuation of the equity method for an investment	-			-	-	-	-	-
Gain (loss) contribution from newly consolidated subsidiaries			-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	6,026,160	124,021	6,150,181
Balance, Sept. 30, 2020	68,691,925	686,919	7,570,008	3,194,604	125,038,699	17,339,117	1,375,409	155,204,756

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,898	$(2,790,200)	$1,888,194	$117,277,423
Profit (loss) for the year					62,596		(2,657,997)	(2,595,401)
Discontinuation of the equity method for an investment	-	-	-	-	-	20,716,042	-	20,716,042
Gain (loss) contribution from newly consolidated subsidiaries	-	-	-	-	(576,683)	-	-	(576,683)
Translation of foreign operations	-	-	-	-	-	(4,187,232)	3,964,935	(222,297)
Balance, Sept. 30, 2019	68,691,925	686,919	7,570,008	3,194,604	106,213,811	13,738,610	3,195,132	134,599,084

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non-controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, June 30, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$108,580,558	$16,707,852	$3,384,503	$140,124,444
Profit (loss) for the year					(1,856,436)		(98,297)	(1,947,985)
Discontinuation of the equity method for an investment	-			-	-	-	-	-
Gain (loss) contribution from newly consolidated subsidiaries			-	-	(510,311)	-	-	(510,311)
Translation of foreign operations	-	-	-	-	-	(2,969,242)	(91,074)	(3,060,316)
Balance, Sept. 30, 2019	68,691,925	686,919	7,570,008	3,194,604	106,213,811	13,738,610	3,195,132	134,599,084

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended Sept. 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$18,872,784	$(2,595,401)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,724,824	1,294,402
Loss (Gain) on disposal of property, plant and equipment	9,675	15,841
Bad debts	-	2,481,884
Equity in net loss (income) of unconsolidated affiliates	-	-
Changes in assets and liabilities
Accounts receivable	(41,522)	184,142
Real estate property under development	(54,342,367)	(41,068,227)
Customer Deposits	77,747,784	(24,617,243)
Amount due from unconsolidated affiliates	(8,981)	3,019,171
Other receivables and deposits	(4,401,443)	2,015,129
Deferred tax assets	(468,022)	(65,240)
Net cash from directors	(947,096)	(923,354)
Accounts payable	3,828,231)	(2,982,510)
Other payables and accrued expenses	17,371,024	13,803,548
Other taxes payable	7,955	(96,457)
Income taxes payable	(374,203)	(7,997)
Net cash provided by (used in) operating activities	59,978,643	(49,542,312)

Cash flows from investing activities
Purchases of property and equipment	(285,205)	(271,719)
Net Cash from Transactional financial assets	(22,735,847)	(21,440,765)
Acquisition of investment	(1,412,529)
Dividend distribution of affiliates	-	39,432,991
Net cash provided by (used in) investing activities	(24,433,581)	60,602,037

Cash flows from financing activities
Restricted cash	(39,641,623)	(3,580,461)
Repayments to directors	-	-
Advances from directors	-	-
Advances from an affiliate	-	-
Repayments to an affiliate	-	-
Dividends paid to noncontrolling interests	-	(6,869,193)
Net cash provided by (used in) financing activities	(39,641,623)	(10,449,654)

Effect of exchange rate changes on cash and cash equivalents	(3,128,740)	1,060,367

Net increase in cash and cash equivalents	(7,225,301)	1,670,438
Cash and cash equivalents at beginning of period	15,900,753	17,656,165
Cash and cash equivalents at end of period	$8,675,452	$19,326,603

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	-	-

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

As of September 30, 2019, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Shangqiu Shang Yang Real Estate Consultation Company Limited (“SQSY”)	October 20, 2010	PRC	100%	Subsidiary	Property brokerage services
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Xin Guang Investment Management and Consulting Company Limited (“XG”)	December 17, 2012	PRC	49%	Equity investment	Investment management and consulting
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding

1	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement under which the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.

2	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

3	In December 2019, SHDEW issued shares to its employees pursuant to an employee stock bonus. This issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

4	We established HAZB for the purpose of for real estate development in Huai’an through HATX of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2020 and the results of operations for the nine months ended September 30, 2020 and 2019, and the cash flows for the nine months ended September 30, 2020 and 2019. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of September 30, 2020 and December 31, 2019 are $1: RMB76.8101 and $1: RMB6.9762, respectively.

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

In October 2018, we established HATX for the purpose of for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Qingjiang Pu District, Huai’an City, Jiangsu Province, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units. As of March 12, 2021, the Company pre-sold 673 out of 679 units.

In September 2020, LYSY had purchased a land of area 54,314 square meters with amount of RMB228,120,000 (approximately USD32,197,146), which is south to our developed land.

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

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries from local governments of the People's Republic of China (“PRC”).

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

Government subsidy was received in 2012 and the Company recorded it as deferred government subsidy in balance sheets. As of September 30, 2020, and December 31, 2019, the deferred government subsidy amounted to $4,867,097 and $4,751,214, respectively. The subsidy was used to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that have applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing a home in our project. Once we complete the transfer h to the buyer, these deposits become unrestricted. As of September 30, 2020 and December 31, 2019, the Company held cash deposits of $49,349,998 and $8,383,359, respectively.

NOTE 4– TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2020, we had $51,876,026 invested in bank wealth management investment products. The investments have short term maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity periods. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

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

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company obtained a right to develop the Guangxinglu (the “GXL”) project, which is located at 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartment. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time, we rented out any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 9. We also recognized all the units that were sold before the regulation in our financial statements for the period ended September 30, 2019.

In October 2018, HATX purchased the property in Huaian, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huaian property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units.

As of November 30, 2020, the Company pre-sold 672 out of 679 units of Tianxi Times project. And as of September 30, 2020, land-use rights included in the real estate property under development totaled $143,883,805.

NOTE 7 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2020	2019
Advances to staff	$27,802	19,172
Rental deposits	42,989	40,575
Prepaid expense	58,879	318,424
Prepaid tax	8,339,874	2,378,199
Other receivables	3,775,915	4,779,431
	$12,245,459	$7,535,801

Other receivables and deposits as of September 30, 2020 and December 31, 2019 were stated net of allowance for doubtful accounts of $42,051 and $327,739, respectively.

NOTE 8 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2020	2019
Furniture and fixtures	$352,100	$175,150
Computer and office equipment	344,807	203,581
Motor vehicles	602,887	588,532
Properties	2,221,622	2,168,726
	3,521,415	3,135,990
Less: Accumulated depreciation	(2,092,679)	(1,932,140)
	$1,333,496	$1,203,850

Depreciation and amortization expense for property and equipment amounted to $17,825 and $147,129 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 9 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2020	2019
Investment properties	$34,124,901	$33,312,403
Less: Accumulated depreciation	(7,623,265)	(6,363,357)
	$26,501,636	$26,949,046

Depreciation and amortization expense for investment properties amounted to $1,260,544 and $438,387 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 10 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of WHYYL (49%) and SHDEW (19.91%). As of September 30, 2020, the investment amount in WHYYL and SHDEW were $0 and $13,010,975, respectively.

WHYYL is primarily developing a real estate project in Wuhan, the PRC on a parcel of land covering approximately 27,950 square meters with a 3-year planned construction period. SHDEW is a company engaged principally in the manufacture and sales of skincare and cosmetic products. The Company has accounted for these investments using the measurement alternative method for the periods presented in this report as the Company cannot exercise significant influence over their activities

In 2011, the Company invested $4,697,686 to acquire a 49% equity interest in WHYYL to expand its operations to the real estate development business. As of September 30, 2020, the investment in WHYYL was $0.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of September 30, 2020. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW operates its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China.

NOTE 11– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,468,407 and $1,433,445 as of September 30, 2020 and December 31, 2019, respectively.

The promissory note with a principal as of September 30, 2020 amounting to $734,204 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $734,204 and $716,723, respectively.

The promissory note with a principal as of September 30, 2020 amounting to $734,204 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $734,204 and $716,723, respectively.

For the nine months ended September 30, 2020, the interest expense related to these promissory notes was $NIL.

NOTE 12– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2020	2019
Lin Chi-Jung	$513,770	$1,469,315
Pan, Yu-Jen	-	(28,669)
Lin Hsin-Hung	21,283	32,349
	$535,054	$1,472,995

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2020	2019
Accrued staff commission and bonus	$212,976	$221,674
Rental deposits received	94,466	117,328
Bid bond	127,751	222,184
Dividends payable to non-controlling interest	197,581	192,877
Other payables	32,114,789	13,777,035
	$32,747,563	$14,531,098

NOTE 14- ACCOUNT PAYABLE

Account payable was mostly derived from our property development of the Linyi project and the HATX project. As of September 30, 2020, and December 31, 2019, the Company’s account payable amounted to $8,390,162 and $4,347,678.

NOTE 15 – AMOUNT DUE TO AFFILIATES

The temporary borrowing, in the amount of $516,586 from JXSY is intercompany transfers for day to day operation.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the HATX project, which was pre-sale collection from our customers. As of September 30, 2020, and December 31, 2019, the Company’s customer deposits amounted to $102,177,291 and $21,702,494.

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

Government subsidy was received in 2012, and as of September 30, 2020 and December 31, 2019, the Company’s deferred government subsidy amounted to $4,867,097 and $4,751,214, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 19- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2020 and 2019 were $210,502 and $247,709, respectively.

As of September 30, 2020, the Company had the following operating lease obligations.

Amount
Within one year	$1,938
Two to five years	-
$1,938

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2020, and December 31, 2019, the Company’s statutory reserve fund was $3,194,604 and $3,194,604, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended September 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$21,605	$86,918	$-	$-	$108,523
Cost of revenues	(301,450)	(276,698)	-	-	(578,148)
Gross profit	(279,845)	(189,780)	-	-	(469,625)

Operating expenses	199,233	(850,885)	-	-	(651,652)
General and administrative expenses	(328,554)	(424,111)	-	(241,943)	(994,608)
Operating loss	(409,166)	(1,464,776)		(241,943)	(2,115,885)

Other income (expenses)
Interest income	23,994	194,723	-	2,668	221,385
Interest expense	-	-	-	-	-
Other income, Net	38,791	1,321	23,402,495	-	23,682,294
Total other (expenses) income	62,785	196,044	23,642,182	2,668	23,903,679

Income (loss) before income taxes	(346,381)	(1,268,732)	23,642,182	(239,275)	21,787,794
Income tax	176,864	-	-	-	176,864
Net Income( loss)	$(169,517)	$(1,268,732)	$23,642,182	$(239,275)	$21,964,658

	Nine Months Ended September 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$616,105	$186,089	$-	$-	$802,194
Cost of revenues	(871,972)	(821,619)	-	-	(1,693,591)
Gross profit	(255,867)	(635,530)	-	-	(891,397)

Operating expenses	(779,422)	(2,128,180)	-	-	(2,907,602)
General and administrative expenses	(954,158)	(911,301)	-	(336,668)	(2,202,127)
Operating loss	(1,989,447)	(3,675,011)		(336,668)	(6,001,126)

Other income (expenses)
Interest income	50,661	318,622	-	5,614	374,897
Interest expense	-	-		-
Other income, Net	22,814	4,370	24,005,239		24,032,423
Total other (expenses) income	73,475	322,992	24,005,239	5,614	24,407,320

Income (loss) before income taxes	(1,915,971)	(3,352,019)	24,005,239	(331,054)	18,406,194
Income tax	466,590	-	-	-	466,590
Net Income( loss)	$(1,449,381)	$(3,352,019)	$24,005,239	$(331,054)	$18,872,784

	Three Months Ended September 30, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$537,403	$247,242	$-	$-	$784,645
Cost of revenues	(847,169)	(294,587)	-	-	(1,141,756)
Gross profit	(309,766)	(47,345)	-	-	(357,111)

Operating expenses	(616,556)	(419,938)	-	(67)	(1,036,561)
General and administrative expenses	(2,680,324)	(279,395)	-	(59,889)	(3,019,608)
Operating loss	(3,606,646)	(746,678)		(59,956)	(4,413,280)

Other income (expenses)
Interest income	47,045	27,392	-	2,644	77,081
Interest expense	-	-	-	-	-
Other income, Net	803,640,	(57,503)	315,767	-	1,061,904
Equity in net income (loss) of unconsolidated affiliates	-	-	-	-	-
Total other (expenses) income	850,685	(30,111)	315,767	2,644	1,138,985

Income (loss) before income taxes	(2,755,961)	(776,789)	315,767	(57,312)	(3,274,295)
Income tax	34,125	-	-	-	34,125
Net Income( loss)	$(2,721,836)	$(776,789)	$315,767	$(57,312)	$(3,240,170)

	Nine Months Ended September 30, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$588,059	$31,836,014	$-	$-	$32,424,073
Cost of revenues	(521,301)	(25,709,956)	-	-	(26,231,257)
Gross profit	66,758	6,126,058	-	-	6,192,816

Operating expenses	(428,320)	(944,101)	-	(253)	(1,372,674)
General and administrative expenses	(3,376,886)	(5,481,622)	-	(282,892)	(9,141,400)
Operating loss	(3,738,448)	(299,665)		(283,145)	(4,321,258)

Other income (expenses)
Interest income	24,674	54,962	-	8,543	88,179
Interest expense	-	-		-
Other income, Net	35,512	(50,854)	1,588,756		1,573,414
Equity in net income (loss) of unconsolidated affiliates	-	-		-	-
Total other (expenses) income	60,186	4,108	1,588,756	8,543	1,661,593

Income (loss) before income taxes	(3,678,262)	(295,557)	1,588,756	(274,602)	(2,659,665)
Income tax	64,264	-	-	-	64,264
Net Income( loss)	$(3,613,998)	$(295,557)	$1,588,756	$(274,602)	$(2,595,401)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of September 30, 2020
Real estate property under development	$-	$143,883,805	$-	$-	$143,883,805
Total assets	5,187,642	172,505,693	65,330,166	66,901,620	309,925,121

As of September 30, 2019
Real estate property under development	-	78,919,736	-	-	78,919,736
Total assets	$9,846,321	$60,031,914	$39,921,016	$68,472,011	$178,271,262

NOTE 22 – RELATED PARTY TRANSACTIONS

On July 15, 2020, SHDEW passed a shareholder resolution to issue a cash dividend to its shareholders. The Company, on August 4, 2020, through its subsidiaries SHSY and LYRL, received RMB 104,600,000 (approximately USD 15,359,540) and RMB 60,509,600 (approximately USD 8,885,273), respectively.

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party in the year of 2020.

NOTE 23 – SUBSQUENT EVENTS

On January 27, 2021, the Company paid RMB100,000,000 in cash to Mr. Lin as part of the bonus of RMB150,000,000 (approximately USD21,167,305) authorized by the Board of Directors on April 27, 2020 for his contributions to the Company, including Mr. Lin’s initiation and supervision of the Company’s investment in Shanghai Da Er Wei Trading Company Limited (“SHDEW”). The Bonus is equivalent to 15% of the annual dividends received from SHDEW from 2016 through 2019. The remaining RMB50,000,000 balance of the Bonus may be paid in cash or common stock of the Company.

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

In October 2011, we established LYSY and own 24% of the company. On May 27, 2020, LYRL received 10% of the shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owns 34% of LYSY as of May 2020. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into phase 1 and phase 2. The phase 1 has completed construction of 121 units in May 2015 and the phase 2 will complete construction of 84 units at the end of the year of 2020. The sales of phase 1 started in November 2013; we have sold 118 units out of all 121 units by November 30, 2020. We have pre-sold 82 units out of all 84 units during phase 2 by November 30, 2020. In September 2020, LYSY purchased a land of area 54,314 square meters for RMB228,120,000 (approximately USD32,197,146), which is attached to the south border of our developed land.

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

In December 2019, SHDEW issued stock to certain employees pursuant to an employee stock bonus. This stock issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. The financial statements for 2018 will follow the equity method for the accounting treatment regarding our investment in SHDEW and from the beginning of 2019 and going forward, we will be using the measurement alternative method instead. This change in accounting method may have an impact in our financial statements.

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

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries from the local governments in the PRC.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of December 31, 2020 and 2019.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2020 with comparisons to the period ended September 30, 2019.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020	% to total	2019	% to total	% change	2020	% to total	2019	% to total	% change
Agency sales	44,708	56	123,152	17	(64)	282,650	35	231,802	1	22
Property management	35,503	44	199,432	28	(82)	519,544	65	390,113	1	33
House sales	-	0	402,243	55	(100)	-	0	31,802,159	98	(100)
Net revenues	80,211	100	724,827	100	(89)	802,194	100	5,162,387	100	(98)

The net revenue for the third quarter of 2020 was $80,211, which decreased 89% from $724,827 from the third quarter of 2019. The net revenue for the first three quarters of 2020 was $802,194, which represented a decrease of 98% from $5,162,387 from the first three quarters of 2019. For the third quarter of 2020, agency sales and property management represented 56% and 44% of our net revenues, respectively. For the first three quarters of 2020, agency sales and property management represented 35% and 65% of our net revenues, respectively. The decrease in net revenue for the first three quarters of 2020 was mainly due to the lack of any house sales r.

Agency sales

For the third quarter and first three quarters of 2020, 56% and 35%, respectively, of our net revenues were attributable to agency sales. As compared with the same period in 2019, net revenue of agency sales decreased 64% and increase 22%, respectively, for the third quarter and the first three quarters of 2020.

Property Management

Property management represented 44% of our revenue for the first three quarter of 2020 and revenue from property management increased by 33% compared with the same period in 2019.

House sales

For the first three quarters of 2020, the Company has not recognized any house sales. House sales represented 0% of our revenue for the first three quarters of 2020.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020	% to total	2019	% to total	% change	2020	% to total	2019	% to total	% change
Agency sales	137,119	26	107,118	14	28	395,422	23	185,502	1	113
Property management	395,502	74	730,626	98	(46)	1,298,168	77	913,852	3	42
House sales	-	0	(88,508)	(12)	(100)	-	0	25,131,903	96	(100)
Cost of revenues	532,622	100	749,236	100	(29)	1,693,591	100	26,231,257	100	(93)

The cost of revenue for the third quarter of 2020 was $532,622, which decreased 29% from $749,236 during the third quarter of 2019. The cost of revenues for the first three quarters of 2020 was $1,693,591, which decreased 93% from $26,231,257 during the first three quarters of 2019. For the third quarter of 2020, agency sales, property management, and house sales represented 26%, 74% and 0% of our cost of revenue, respectively. For the first three quarters of 2020, agency sales, property management, and house sales represented 23% and 77% and 0% of our cost of revenue, respectively. The decrease in the cost of revenue in the third quarter and in the first three quarters of 2020 was mainly due to none of cost of sales revenue was recognized.

Agency sales

The cost of revenue for agency sales for the first three quarters of 2020 was $395,422, an increase of 113% from $185,502 in the same period in 2019. This increase was mainly due to the increase in our commissions from the increase in agency sales for the first three quarters of 2020.

Property management

The cost of revenue for property management for the first three quarters of 2020 was $1,298,168, an increase of 42% from $913,852 in the same period in 2019. This was mainly due to more business for the property management as a whole.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2020	% to total	2019	% to total	% change	2020	% to total	2019	% to total	% change
Agency sales	22,138	4	23,944	4	(8)	69,279	2	85,450	6	(19)
Property management	129,417	23	155,171	28	(17)	1,260,001	43	454,278	33	177
House sales	408,022	73	360,576	68	13	1,578,322	54	832,946	61	89
Operating expenses	559,577	100	548,691	100	4	2,907,602	100	1,372,674	100	112

The operating expenses for the third quarter of 2020 were $559,577, which increased 4% from $548,691 for the same period in 2019. The total operating expenses for the first three quarters of 2020 were $2,907,602, which increased 112% from $1,372,674 for the same period in 2019. For the third quarter of 2020, agency sales, property management, and house sales represented 4%, 23%, and 73% of the total operating expenses, respectively. For the first three quarters of 2020, agency sales, property management, and house sales represented 2%, 43%, and 54% of the total operating expense, respectively. The increase in the overall operating expense resulted from the increase in house sales and property management for the third quarter and the first three quarters of 2020.

Agency sales

The operating expenses for agency sales for the first three quarters of 2020 were $69,279, a decrease of 19% from $85,450 in the same period in 2019.

Property management

The operating expenses for property management for the first three quarters of 2020 were $1,260,001, an increase of 117% from $454,278 in the same period in 2019. The increase is mainly due to the consulting expenses relating to the business.

House sales

The operating expenses for house sales for the first three quarters of 2020 were $1,578,322 which increased 89% from $832,946 in the same period in 2019. The increase is mainly due to the operations of HATX project.

General and Administrative Expenses

General and administrative expenses in the first three quarters of 2020 were $2,202,127, a decrease of 76% from $9,141,400, in the same period in 2019.

Other income, net

Other income for the first three quarters of 2020 was $23,402,495, an increase of 1427% from a gain of $1,573,414 for the same period in 2019. The increase in income was mainly due to the dividend received from SHDEW and the gain of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2020 was $535,054. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consists of temporary advances at the amount of $513,770 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $21,283 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amount due to JXSY, in the amount of $516,586 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2020, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $18,872,784.

The Company’s operating activities provided cash in the amount of $59,978,643, which was primarily attributable to the receipts in advance of pre-sale of real estate development.

The Company’s investing activities used cash resources of $24,433,581, which was primarily attributable to the investment in transactional financial assets.

The Company’s financing activities used cash resources of $39,641,623, which was primarily attributable to the restricted cash of our real estate developments.

The potential cash needs for 2020 are for investment in transactional financial assets, construction for our development projects in the Huai’an project (HATX) and the Linyi project.

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

Date: April 12, 2021
By:	/s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: April 12, 2021
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer