Form 10-K
period 2020-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2021-04-30
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $8,434,141.65, based on the average opening and closing price of $0.55 for the Common Stock on June 24, 2020.

The number of shares outstanding of the issuer's Common Stock, $0.01 par value, as of April 30, 2021 was 68,691,925 shares.

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

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly-owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, the principal and controlling shareholder of which was Lin Chi-Jung. On June 8, 2004, all the fully paid-up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC and SHXJY held 90% equity interest in SZXJY at the time.

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

In October 2011, SHXJY purchased a 24% interest in Linyi Shang Yang Real Estate Consultation Company Limited (“LYSY”) and acquired approximately 103,385 square meters of land for the purpose of developing the land into villa-style residential housing. On March 6, 2012, SHXJY established a wholly-owned subsidiary, namely Linyi Rui Lin Construction and Design Company Limited (“LYRL”). SHXJY’s 24% equity interest in LYSY was then transferred to LYRL. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase. The Company and a shareholder of LYSY, Zhang Shu Qin, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY to be a subsidiary of the Company.

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

On August 31, 2004, SRRE, CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e., Ace Develop, entered into an exchange agreement under which SRRE issued 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction was closed on October 5, 2004. Lin Chi-Jung was Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

Also on August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e., Ace Develop, Planet Tech and Systems Tech, entered into an exchange agreement under which SRRE issued 10 million shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY. The transaction closed on October 5, 2004. Lin Chi-Jung was Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop. Regarding the 10 million shares of common stock of SRRE issued in this transaction, SRRE issued 8.5 million shares to Ace Develop, 750,000 shares to Planet Tech and 750,000 shares to Systems Tech.

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
60%
Shanghai Xin Ji Yang Real Estate Brokerage. Co., Ltd.
49%
12.6%
100%
Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd
Zhong Ji Pu Fa Real Estate Co., Ltd 2
Shanghai Daerwei Trading Co., Ltd
7.3%
Linyi Rui Lin Construction and Design Co. Ltd
34%
Linyi Shang-Yang Real Estate Dev. Co., Ltd.

1.	It was previously known as Shanghai Shang Yang Real Estate Consultation Co., Limited. The company changed its name to Shanghai Shang Yang Investment Management and Consulting Company Limited on May 28, 2013.

2.	Zhong Ji Pu Fa Real Estate Co., Ltd. (“SHGXL”) is consolidated into the Company’s financials because the Company controls the development rights and is beneficiary of the revenue that SHGXL generates.

3.	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

Our major business is real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC. Additionally, we expand our business to the field of financial activities such as entity investment, fund management, financial services and so on.

For the fiscal year ended December 31, 2020, there are no percent of our net revenue, was generated from our brokerage operations. For these services, we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the entire China market, with a particular focus on the second-tier cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou and Wuhan.

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

In mid-2011, we established a project company in Wuhan in which we have 49% ownership. We commenced the construction of Phase 1 of the project in the third quarter of 2012 and the pre-sale of Phase 1 in the first quarter of 2013. We have begun Phase 2 construction of the project in the second quarter of 2013 and the pre-sale of Phase 2 was started in mid-August. The Wuhan project is planned to include seven residential buildings with three buildings being part of Phase 1 and four buildings in Phase 2. We sold all of the residential units as of December 31, 2018.

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

Business Activities

Our main operating subsidiary, SHSY, has real estate developments for residential properties as well as property management and leasing. We also have developed a network of landowners and developers, allowing us to explore opportunities in property investments.

In October 2011, we established LYSY and own 24% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of March 31, 2021. Phase 2 was divided into north and south area and completed construction of 88 units at the end of 2020. 16 units and 71 units out of all 88 units have been sold and pre-sold during phase 2 by the end of March 31, 2021. Phase 3 began construction in first quarter of 2021. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 31, 2021, the Company pre-sold 673 out of 679 units of first phase and pre-sold 258 out of 873 of second phase.

Real Estate Development

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of March 31, 2021. Phase 2 was divided into north and south area and completed construction of 88 units at the end of 2020. 16 units and 71 units out of all 88 units have been sold and pre-sold during phase 2 by the end of March 31, 2021. Phase 3 began construction in first quarter of 2021. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. (“SHGXL”). According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, located at 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time, we rented any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 8. We also recognized all the units that were sold before the, regulation in our financial statement for the fiscal year ended December 31, 2019..

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 31, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 258 out of 873 of the second phase.

Property Management and Leasing

The Company has two floors of office space encompassing 5,152 square meters in Huilong Tower in Suzhou. We manage these two floors to lease out to prospective tenants.

We also do leasing for the unsold units of the GXL project as stated above. Total leasing area for the GXL building is 3,611 square meters.

Mainland China's Property Sector

The industry's macro environment is improving, and the property sector is gradually becoming a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2016 through 2020:

GDP GROWTH
2016	6.7%
2017	6.9%
2018	6.6%
2019	6.1%
2020	2.3%

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

On January 10, 2010, the government established eleven measures to strengthen management of the real estate market to address rising real estate prices. The measures called for an increasing supply of low-cost houses for low-income families and common residential houses, encouraging reasonably priced house buying while limiting purchases for speculation and investment, strengthening real estate project loan risk management and market supervision, speeding up construction of residential housing projects for low-income households, and specifying responsibilities of local governments.

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

Employees

As of December 31, 2020, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	1
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	1

SZXJY
Administration Dept.	9
Research & Development Dept.	3
Accounting Dept.	3
Marketing Dept.	12

SZSY
Marketing Dept.	2
Research & Development Dept.	1

SHSY
Administration Dept.	2
Accounting Dept.	2
Development Dept.	3

LYSY
Accounting Dept	3
Administration Dept.	6
Construction Dept.	7
Marketing Dept.	10
Executive Dept.	3

HATX
Administration Dept.	7
Accounting Dept.	4
Construction Dept.	8
Marketing Dept.	8

SHRJ
Administration Dept.
Design Dept.	1
Total	101

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

SHDEW, an unconsolidated affiliate, has generated the majority of our cash receipts through the payment of dividends and advances in the past few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. As of December 31, 2020, we owned 19.91% of SHDEW, but we do not control or have significant influence on its operations, the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

Adequate financing is one of the major factors, which can affect our ability to execute our business plan in this regard. We finance our business mainly through internal funds, bank loans or raising equity funds. There is no guarantee that we will always have internal funds available for future developments or we will not experience difficulties in obtaining financing and renewing credit facilities granted by financial institutions in the future. In addition, there may be a delay in equity fundraising activities. Although in August and November 2014 we issued 40,000,000 shares of stock of the Company in aggregate for cash of approximately $3,400,000 to Ace Develop, with Lin Chi-Jung, our director and the sole shareholder of Ace Develop, our access to obtain debt or equity financing depends on the bank’s willingness to lend and on conditions in the capital markets, and we may not be able to secure additional sources of financing on commercially acceptable terms, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. To fully realize our business objectives and potential, we may require additional financing. If we are unable to obtain any necessary additional financing, we will be required to substantially curtail our approach to implementing our business objectives. Additional financing may be debt, equity or a combination of debt and equity. If equity is used, it could result in significant dilution to our shareholders.

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

In order to strengthen liquidity management and regulate money and credit supply, the People’s Bank of China raised the RMB reserve requirement ratio for depository financial institutions. In 2020, the People’s Bank of China lowered the reserve requirement ratio by 0.5% to 12.5% and 10.5% for large and small financial institutions, respectfully. The reserve requirement ratio refers to the amount of funds that banks must hold in reserve against deposits made by their customers. These increases in the reserve requirement ratio have reduced the amount of commercial bank credit available to businesses in China, including us.

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

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or advisors could adversely impact our business and/or our ability to complete financial reports to enable us to comply with our reporting obligation under the Exchange Act.

If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) or other public health crisis were to affect our markets or facilities or those of our suppliers or accountants or advisors, our business could be adversely affected. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our employees and professional advisors. These factors may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of April 19, 2021, Ace Develop Properties directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our director, is the sole shareholder of Ace Develop. As of April 19, 2021, Robert Lin Investments directly controls 4.87% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.55 per share to a low of $0.30 per share in 2020. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

Because we do not pay cash dividends on a regular basis, investors will not realize any income from an investment in our common stock unless and until investors sell their shares at profit.

We paid a cash dividend on our common stocks on January 28, 2019. We plan to pay a cash dividend of $0.1 per share on June 10, 2021 according to our Board resolution dated April 10, 2021. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stocks, which is uncertain and unpredictable.

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

In 2017, the Shanghai Municipal Construction and Construction Commission issued the Opinions on the Clarification of Commercial and Office Project (Document 2017 No. 400). This new regulation requires all commercial and office buildings be used in accordance to what it was originally intended when the project registered its plans. Our GXL project was inspected by the government and was found to be in accordance with our originally registered plan. However, as of today, we are waiting for the proper authority to allow continued selling of the units.

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

RISKS RELATING TO THE PEOPLES REPUBLIC OF CHINA (“PRC”)

All of our current prospects and deals are generated in Mainland China; thus, all of our revenues are derived from our operations in the PRC. Accordingly, our business, financial condition, results of operations and prospects are subject, to a significant extent, to economic, political and legal developments in the PRC.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2020			2019
	High	Low		High	Low
First quarter	$0.45	$0.35	First quarter	$0.72	$0.40
Second quarter	$0.55	$0.37	Second quarter	$0.80	$0.45
Third quarter	$0.55	$0.40	Third quarter	$0.44	$0.35
Fourth quarter	$0.55	$0.30	Fourth quarter	$0.50	$0.35

As of December 31, 2020, we have approximately 603 record holders of our common stock. On December 31, 2020, the closing price of our common stock was $0.41.

We plan to pay a cash dividend on June 10,2021 according to our Board resolution dated April 10, 2021.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2020.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), , Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai Rui Jian Design Company Limited (“SHRJ”), Zhong Ji Pu Fa Real Estate Company Limited (“SHGXL”)，Huai An Zhan Bao Industrial Company Limited (“HAZB”)and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

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

There is no impairment of real estate property under development during the years ended December 31, 2019 and 2020.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2020 and 2019.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2020 and 2019.

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

As of December 31, 2020, the balance of deferred government subsidy was $5,079,835 (2019: $4,751,214). The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and are repayable if the Company fails to complete the subsidized property development project by the agreed date. The Company recorded the subsidy received as a deferred government subsidy

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2020 with comparisons to the historical year ended December 31, 2019.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2020	% to total	2019	% to total	% change
Agency sales	-	-	230,150	1	(100)
Property management	1,047,092	18	576,346	2	82
House sales	4,844,476	82	32,183,282	97	(85)
Net revenues	5,891,568	100	32,989,778	100	(82)

The net revenue for 2020 was $5,891,568, a decrease of 82% from $32,989,778 in 2019. In 2020, property management and house sales represented 18%, and 82% of our total net revenue. The decrease in 2020 was mainly due to the net revenue recognized for the GXL project in 2019 and less recognized in amount of the Linyi project in 2020.

Agency Sales

In 2020, there are no net revenues of agency sales. As compared with 2019, net revenue of agency sales in 2020 decreased by 100%. The decrease was mainly due to non-sales collection of projects during this year.

Government policies enacted in 2018 as well as similar subsequent policies aiming to stabilize real estate prices affected many businesses in the real estate industry. These restrictive policies had a substantial effect in our real estate sales revenue. We are continually seeking stable growth in our real estate sales business in 2021. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 18% of our revenue in year of 2020 and revenue from property management increased by 82% compared with 2019.

House Sales

House sales represented 82% of our revenue in year of 2020. The company has recognized a proportion of net revenue from Linyi project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2020	% to total	2019	% to total	% change
Agency sales	-	-	289,304	1	(100)
Property management	1,705,765	32	1,256,678	5	36
House sales	3,646,445	68	25,265,134	94	(86)
Cost of revenues	5,352,210	100	26,811,115	100	(80)

The cost of revenues for 2020 was $5,352,210, a decrease of 80% from $26,811,115 for 2019. In 2020, property management and house sales represented 32%, and 68% of total cost of revenues. The decrease in cost of revenues is mainly due to the recognition of cost of revenue of house sales from the GXL project in 2019 and less in amount of the Linyi project recognized in 2020.

Agency Sales

In 2020, there was no cost of net revenues of agency sales. As compared with 2019, the cost decreased by 100%. The decrease was mainly due to no sales project operation of projects during this year.

Property Management

The cost of revenue from property management for 2020 was $1,705,765, an increase from $1,256,678 for 2019.

House Sales

House sales represented 68% of our cost of revenue in year of 2020. The Company has recognized its cost of revenue from the Linyi project at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2020	% to total	2019	% to total	% change
Agency sales	-	-	112,657	4	(100)
Property management	1,481,147	40	1,213,328	39	22
House sales	2,217,917	60	1,754,076	57	26
Operating expenses	3,699,065	100	3,080,061	100	20

The operating expenses for 2020 were $3,699,065, an increase from $3,080,061 in 2019. In 2020, the expenses related to agency sales, property management, and house sales represented 0%, 40%, and 60% of the total operating expenses.

Agency Sales

In 2020, there are no operating expenses of agency sales, which decreased by 100% compared to 2019. The primary reason for the decrease in 2020 was that there was no operating expenses of agency sales.

Property Management

Compared to 2019, the operating expenses for property management increased by 22% compared to the amount in 2020. The primary reason for the increase was due to relevant consulting service costs and property renewing cost.

House sales

The operating expenses related to our house sales business in 2020 increased by 26% compared to 2019. This increase was mainly due to the increase in our sales promotion activities in HATX project and Linyi project.

General and Administrative Expenses

The general and administrative expenses in 2020 were $24,624,930, which was a 145% increase from $10,047,005 in 2019. The primary reason for the increase was due to the accrued bonus.to be paid to Mr. Lin of $21,167,305.

Operating Loss

In 2020, we had an operating loss of $27,784,638, representing an increased loss from an operating loss of $6,948,403 in 2019.

The increase in loss was mainly due to the accrued bonus to be paid to Mr. Lin Chi-Jung of $21,167,305

Other income, Net

Other income in 2020 was $25,186,060. We have dividends received from SHDEW this year.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount Due To Directors

The amounts due to directors as of December 31, 2020 were $23,409,364. The amounts due were as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2020 was $23,387,151, which is unpaid loan.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2020 was $22,213, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

Advances to the unconsolidated affiliate, SHTX, as of December 31, 2020 amounted to $541,204, which is an intercompany transfer for day to day operations.

Amount Due to Affiliates

As of December 31, 2020, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $30,899,411 and JXSY, $539,165, was an intercompany transfer for day-to-day operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2020, our principal sources of cash were revenues from our receipts in advance from real estate development projects, property management business, as well as the dividend distribution from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $40,369,612.

Net cash provided in the Company’s operating activities in 2020 was $18,593,966, representing an increase of receipts in cash in the amount of $68,289,069 as compared to the cash used for 2019. The increase was primarily attributable to the increase in cash provided in the receipts in advance of the HATX project and Linyi project of $87,703,469.

Net cash provided by the Company’s investment activities was $26,066,084, representing a decrease of $33,893,719 as compared to the cash received in investing activities for 2019. The increase in cash from investment activities was primarily attributable to the increase in cash provided in dividend distribution from SHDEW, an affiliate, of $23,869,057 in 2020.

Net cash used by the Company’s financing activities was $20,317,596, representing an increase from $13,813,992 in 2019. This increase was primarily attributable to restricted cash of $44,425,035.

The cash needs for 2021 were for the funds required to finance the Company’s future projects in property agency and real estate developments.

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

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next twelve months by successfully implementing its business plans, obtaining continued support from its lenders to roll over debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2020, we expect a substantial cash dividend from SHDEW in 2021, which will be our principal source of liquidity. We have been able to secure new bank lines of credit from banks and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur such that the Company is unable to successfully implement its business plans, fails to obtain continued support from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

Indebtedness

The Company’s indebtedness is described under “Note 12-Promissory Notes Payable” and “Note 13- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2020 and 2019 in Item 8.

Promissory Notes: As of December 31, 2020, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,532,591 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2020 and 2019, respectively.

Advances from Officers and Directors: The Company has also financed its operations in part with advances from officers and directors. At December 31, 2020, the Company had loans with unpaid principals and interest expenses as of December 31, 2020 and December 31, 2019 totaling $23,409,364 and $1,472,995, respectively. The balances are unsecured and interest free.

Amount due to affiliates: As of December 31, 2020, the amount due to SHSJ and Jiaxing Shangyang (“JXSY”), in the amount of $31,438,576, was intercompany transfers for day-to-day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Estate Property under Development

Description of the Matter

As discussed in Note 2 to the financial statements, the Company’s real estate property under development consist of residential unit sites and commercial and residential unit sites under development. Expenditures for land development, including cost of land use rights, deed tax, and pre-development costs and engineering costs, are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific units within a project based on the ratio of the sales value of units to the estimated total sales value times the total project costs. Real estate property under development are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability. We identified the impairment assessment of the real estate property under development as a critical audit matter due to its materiality to the financial statements and the significant estimates involved, the audit of which required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

We tested the Company’s determination of the carrying value of the real estate property under development by comparing the year-end balances to the undiscounted future cash flows and evaluated the reasonableness of the inputs of the future cash flows to verifiable data.

/s/ RH CPA

We have served as the Company’s auditor since 2017.

Bayside, NY

April 23, 2021

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2020	2019
ASSETS

Current assets
Cash and cash equivalents	$40,369,612	$15,900,753
Restricted cash (Note 3)	56,051,055	8,383,359
Transactional financial assets (Note 4)	25,012,736	27,818,996
Accounts receivable, net	77,464	24,407
Real estate property under development (Note 5)	166,236,339	85,909,986
Amount due from unconsolidated affiliates (Note 9)	549,986	257,633
Other receivables and deposits, net (Note 6)	14,596,243	7,535,801
Total current assets	302,893,435	145,830,935

Property and equipment, net (Note 7)	1,384,776	1,203,850
Investment properties, net (Note 8)	27,275,677	26,949,046
Deferred tax assets	955,373	380,627
Investments in unconsolidated affiliates (Note 9)	13,610,330	12,775,441
Other investments, net (Note 10)	696,677	143,345
Goodwill (Note 11)	1,690,029	-
Total assets	$348,506,297	$187,283,244

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 12)	1,532,591	1,433,445
Amounts due to directors (Note 13)	23,409,364	1,472,995
Accounts payable (Note14)	20,448,001	4,347,678
Customer deposits (Note 15)	116,163,946	21,702,494
Amount due to an affiliate (Note 16)	31,438,576	504,802
Other payables and accrued expenses (Note 17)	8,586,675	14,531,098
Other taxes payable	452,528	382,209
Income Taxes payable (Note 18)	1,028,220	1,037,349
Total current liabilities	203,059,901	45,412,070

Long-term income tax payable (Note 18)	2,588,213	2,933,308
Deferred government subsidy (Note 19)	5,079,835	4,751,214

Total liabilities	210,727,949	53,096,592

Commitments and contingencies (Note 21)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2020 and 2019, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 20)	3,986,618	3,194,604
Retained earnings	100,291,529	105,326,252
Accumulated other comprehensive income	22,981,737	13,676,579
Total equity of Sunrise Real Estate Group, Inc.	135,516,811	130,454,362
Non-controlling interests	2,261,537	3,732,290
Total stockholders’ equity	137,778,348	134,186,652

Total liabilities and stockholders’ equity	$348,506,297	$187,283,244

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2020	2019
Net revenues	$5,891,567	$32,989,778
Cost of revenues	(5,352,210)	(26,811,115)
Gross profit	539,357	6,178,663

Operating expenses	(3,699,065)	(3,	080,061)
General and administrative expenses	(24,624,930)	(10,047,005)
Operating profit (loss)	(27,784,638)	(6,948,403)

Other income (expenses)
Interest income	582,788	151,760
Interest expense	(48)	-
Other income (loss)	25,186,060	1,892,762
Total Other Income (Expenses)	25,768,800	2,044,522

Income (Loss) before income taxes	(2,015,838)	(4,903,881)
Income taxes (Note 18)	(2,226,871)	384,046
Net income	(4,242,709)	(4,519,835)
Less: Net (income) loss attributable to non-controlling interests	141,651	2,765,035
Net income attributable to stockholders of Sunrise Real Estate Group, Inc.	$(4,242,709)	$(1,754,800)

Earnings per share - basic and fully diluted	$(0.06)	$(0.03)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2020	2019
Net income	$(4,242,709)	$(4,519,835)

Other comprehensive income
- Foreign currency translation adjustment	7,834,405	72,714
- Discontinuation of the equity method for an investment	-	21,003,196
Total comprehensive income (loss)	3,591,696	16,556,075
Less: Comprehensive loss attributable to non-controlling interests	1,470,753	(1,844,096)

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$5,062,449	$14,711,979

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)		Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2018	68,691,925	$686,919	$7,570,008	$3,194,604	$106,727,897		$(2,790,200)	$1,888,194	$117,277,423
Profit (loss) for the year					(1,754,800)			(2,765,035)	(4,519,835)
Company purchase					353,155				353,155
Discontinuation of the equity method for an investment Surplus reserve	-	-	-				21,003,196	-	21,003,196
Capital contribution from non-controlling interests of new consolidated subsidiaries Accrual dividends	-	-	-	-	-	)-	-	-	-)
Translation of foreign operations	-	-	-	-	-		(4,536,417)	4,609,131	72,714
Balance, December 31, 2019	68,691,925	686,919	7,570,008	3,194,604	105,326,252		13,676,579	3,732,290	134,186,652

	Common Stock
	Number of shares issued	Amount	Additional Paid-in Capital	Statutory Reserve	Retained Earnings (Deficits)	Accumulated Other Comprehensive Income	Non- controlling Interests	Total Stockholders’ (Deficit) Equity
Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the year					(4,242,709)			(4,242,709)
Company purchase
Discontinuation of the equity method for an investment
Capital contribution from non-controlling interests of new consolidated subsidiaries				792,014	(792,014)			-
Translation of foreign operations	-	-	-	-	-	9,305,158	(1,470,753)	7,834,405
Balance, December 31, 2020	68,691,925	686,919	7,570,008	3,986,618	100,291,529	22,981,737	2,261,537	137,778,348

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(4,242,709)	$(4,519,835)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,546,065	1,674,980
Loss (gain) on disposal of property and equipment	14,892	19,961
Bad debt	-	2,516,286
Equity in net loss (gain) of unconsolidated affiliates	(23,869,057)	-
Changes in assets and liabilities
Accounts receivable	(48,464)	208,780
Net Cash from directors	20,599,747	(269,369)
Real estate property under development	(70,177,884)	(47,252,768)
Customer deposits	87,703,469	(18,570,712)
Amount due from unconsolidated affiliates	4,785,080	3,019,435
Other receivables and deposits	(6,169,429)	1,111,182
Deferred tax assets	(517,406)	(385,473)
Accounts payable	14,906,144	(846,057)
Other payables and accrued expenses	(6,556,485)	13,789,573
Taxes payable	(421,399)	(21,909)
Other Tax payable	41,402	173,361
Net cash provided by (used in) operating activities	18,593,966	(49,352,565)

Cash flows from investing activities
Acquisition of property, plant and equipment	(355,886)	(288,496)
Proceeds from disposal of plant and equipment	45,980
Capital injection to unconsolidated affiliates, net	(543,418)
Acquisition of investment	(1,412,529)
Transactional financial assets	4,462,880	21,096,379
Dividend distribution of affiliates	23,869,057	39,151,920
Net cash provided by investing activities	26,066,084	59,959,803

Cash flows from financing activities
Advances from an affiliate	24,107,439	-
Dividends paid	-	(6,869,193)
Restricted cash	(44,425,035)	(6,944,799)
Net cash (used in) financing activities	(20,317,596)	(13,813,992)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	126,405	1,451,342

Net increase (decrease) in cash, cash equivalents and restricted cash	24,468,859	(1,755,412)
Cash, cash equivalents, and restricted cash at beginning of year	15,900,753	17,656,165
Cash, cash equivalents, and restricted cash at end of year	$40,369,612	$15,900,753

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(Expressed in U.S. Dollars)

	Years ended December 31,
	2020	2019
Supplemental disclosure of cash flow information
Income taxes paid	$3,096,666	$7,593
Interest paid	-	-

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

As of December 31, 2020, the Company has the following major subsidiaries and equity investments.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Sunrise Real Estate Development Group, Inc. (“CY-SRRE”)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai XinJi Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management Consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Wuhan GaoFengHui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai RuiJian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal activity
Shanghai XinJi Yang Real Estate Brokerage Company Limited (“SHXJYB”)	January 28, 2013	PRC	75%[3]	Subsidiary	Property brokerage services
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Zhong Ji Pu Fa Real Estate Company Limited (“SHGXL”)	March 13, 2014	PRC	100%		Property development, leasing
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[4]	Equity investment	Import and export trading
Shanghai HuiTian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huai’an Zhanbao Industrial Co., Ltd	December 6, 2018	PRC	78.46%	Subsidiary	Investment holding
Huai’an Tianxi Real Estate Development Co., Ltd	October 17, 2018	PRC	78.46%	Subsidiary	Real estate development

1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling 75.25% equity interest in SZSY.

2.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding 15% equity interest and SZXJY holding 60% equity interest in SHXYJB.

4.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

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

On August 31, 2004, SRRE, CY-SRRE and Lin Chi-Jung, an individual and agent for the beneficial shareholder of CY-SRRE, i.e., Ace Develop, entered into an exchange agreement under which SRRE issued 5,000,000 shares of common stock to the beneficial shareholder or its designees, in exchange for all outstanding capital stock of CY-SRRE. The transaction was closed on October 5, 2004. Lin Chi-Jung was Chairman of the Board of Directors of SRRE, the President of CY-SRRE and the principal and controlling shareholder of Ace Develop.

Also on August 31, 2004, SRRE, LRY and Lin Chi-Jung, an individual and agent for beneficial shareholders of LRY, i.e., Ace Develop, Planet Tech and SystemsTech, entered into an exchange agreement under which SRRE issued 10,000,000 shares of common stock to the beneficial shareholders, or their designees, in exchange for all outstanding capital stock of LRY. The transaction was closed on October 5, 2004. Lin Chi-Jung was Chairman of the Board of Directors of SRRE, the President of LRY and the principal and controlling shareholder of Ace Develop. Regarding the 10,000,000 shares of common stock of SRRE issued in this transaction, SRRE issued 8,500,000 shares to Ace Develop, 750,000 shares to Planet Tech and 750,000 shares to Systems Tech.

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

On July 25, August 19 and October 15, 2014 respectively, the Company established three investment holding company separately, namely SHHT, SHSYTX and SZSYHT. These three companies were wholly owned subsidiary to the Company and have not commenced their operations. In the year 2017, SHSYTX has transferred its shares of 76.92% to other shareholders and has 19.9% as of 2020.SZSYHT has transferred all of its shares to other shareholders.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 31, 2021, the Company pre-sold 673 out of 679 units of first phase and pre-sold 258 out of 873 of second phase.

The principal activities of the Company are real estate development, including property marketing, leasing and management services in the PRC.

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

Major Customers

During the year ended December 31, 2020 and 2019, there was no single customer that represented more than 10% of our net revenues.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all high liquidity investments with an original maturity of three months or less.

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

The exchange rates as of December 31, 2020 and December 31, 2019 were $1: RMB6.5249 and $1: RMB6.9762 respectively.

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

For the years ended December 31, 2020 and 2019, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2020 and 2019.

Goodwill

Goodwill is an intangible asset that is associated with the purchase of one company by another. Specifically, goodwill is the portion of the purchase price that is higher than the sum of the net fair value of all of the assets purchased in the acquisition and the liabilities assumed in the process. The value of a company’s brand name, solid customer base, good customer relations, good employee relations, and proprietary technology represent some reasons why goodwill exists.

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

During the years ended December 31, 2020 and 2019, the Company provided no allowance for impairment loss on investments in unconsolidated affiliates.

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

During the year ended December 31, 2020 and 2019, the Company provided no allowance for impairment loss on other investments.

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

During 2012, the Company received no refundable government subsidy amount of $4,829,440 (RMB33, 175,416). The subsidy is given to reimburse the land acquisition costs and certain construction cost incurred for the Company’s property development project in Linyi, and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The Company recorded the subsidy received as a deferred government subsidy. As of December 31, 2020, the Company’s deferred government subsidy amounted to $5,079,835 (2019: $4,751,214).

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2020 and 2019 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2020 and 2019.

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

NOTE 3 - RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of December 31, 2020 and December 31, 2019, the Company held cash deposits of $56,051,055 and $8,383,359, respectively.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2020, we have $25,012,736 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 - REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold 16 units and pre-sold 71 villas out of all 88 units in Phase 2 as of March 31, 2021.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of December 31, 2020, land use rights included in real estate property under development totaled $166,236,339.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 31, 2021, the Company pre-sold 673 out of 679 units of first phase and pre-sold 258 out of 873 of second phase.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2020	2019
Advances to staff	$37,573	$19,172
Rental deposits	818,868	40,575
Prepaid expense	53,558	318,424
Prepaid tax	9,777,311	2,378,199
Other receivables	3,908,933	4,779,431
	$14,596,243	$7,535,801

Other receivables and deposits as of December 31, 2020 are stated net of allowance for doubtful accounts of $503,814 (2019: $327,739). Other receivables of $3,462,504 mainly consists of $2,604,254 from Zhongji Pufa for our GXL project and $858,250 from Shanghai Wu Zhao Hao.

NOTE 7 - PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2020	2019
Furniture and fixtures	$272,878	$175,150
Computer and office equipment	210,961	203,581
Motor vehicles	819,945	588,532
Properties	2,318,728	2,168,726
	3,622,512	3,135,990
Less: Accumulated depreciation	2,237,736	1,932,140
	$1,384,776	$1,203,850

During the year ended December 31, 2020, depreciation and amortization expense for property and equipment amounted to $3,199,986.

NOTE 8 - INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2020	2019
Investment properties	$35,616,482	$33,312,403
Less: Accumulated depreciation	(8,340,805)	(6,363,357)
	$27,275,677	$26,949,046

During the year ended December 31, 2020, depreciation and amortization expense for investment properties amounted to $2,936,213.

NOTE 9 - INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%). As of December 31, 2020, the investment amount in SHDEW was $13,579,678.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of March 31, 2021. SHDEW is developing its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is developing its own online shopping platform where consumers can purchase its n cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

In December 2019, SHDEW issued an employee stock bonus where many of its employee received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91% thereby changing out accounting method for the SHDEW investment from the equity method to measurement alternative method going forward.

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2020 and December 31, 2019, the carrying amount of the Company’s measurement alternative investments was $696,677 and $143,345, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2019 and 2020, respectively.

In June of 2020, SHSY invested 7.0915% in Taobuting (“TBT”). TBT is a media company that provide content on live streaming platforms such as Douyin (China version of Tik Tok).

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group in the amount of 22.17 million RMB ($3,398,213).

NOTE 11 - GOODWILL

In April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group in the amount of 22.17 million RMB ($3,398,213). The amount of $1,690,029 of goodwill is from the difference between the investment cost and book value.

NOTE 12 - PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,532,591 and $1,433,445 as of December 31, 2020 and December 31, 2019, respectively.

The promissory note with a principal as of December 31, 2020 amounting to $766,295 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $766,295 and $716,723, respectively.

The promissory note with a principal as of December 31, 2020 amounting to $766,295 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2020, and December 31, 2019, the outstanding principal and unpaid interest related to this promissory note amounted to $766,295 and $716,723, respectively.

During the year ended December 31, 2020 and 2019, there were no interest expenses related to these promissory notes.

NOTE 13 - AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2020	2019
Lin Chi-Jung	$23,387,151	$1,469,315
Pan Yu-Jen	-	(28,669)
Lin Hsin-Hung	22,213	32,349
	$23,409,364	$1,472,995

(a)	The balance due to Lin Chi-Jung consists of temporary advances. The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 - ACCOUNTS PAYABLE

As of December 31, 2020, and 2019, the balances of accounts payable were $20,448,001 and $4,347,678 respectively. The balance of accounts payable as of December 31, 2020 included unpaid development fee of Linyi project of $1,608,872 and HATX project of $17,466,356. The remaining balance was due to agents of the operating business.

NOTE 15 - CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project has recognized its revenue along with customer deposit, as of December 31, 2020, the pre-sales amounted to $27,157,760. The HATX project has started pre-sales in December 2019, as of December 31, 2020 the pre-sales amounted to $88,897,550.

NOTE 16 - AMOUNT DUE TO AFFILIATES

As of December 31, 2020, the amount due to JXSY, in the amount of $539,165 was intercompany transfers for day-to-day operations.

As of December 31, 2020, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $30,899,411 and JXSY, $539,165, was an intercompany transfer for day-to-day operations.

NOTE 17 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2020	2019
Accrued staff commission and bonus	$241,718	$221,674
Rental deposits received	92,700	117,328
Bid bond	209,965	222,184
Other payables	7,836,075	13,777,035
Dividends payable to non-controlling interest	206,217	192,877
	$8,586,675	$14,531,098

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

	Year Ended December 31,
	2020	2019
Income /(loss) before income tax expense
Income /(loss) from China operations	$913,264	$(4,541,266)
Income /(loss) from non-China operations	(456,468)	(362,615)

Total income /(loss) before income tax expense	456,797	(4,903,881)

Income tax expense applicable to China operations
Current tax	710	1,427
Deferred tax	(517,407)	(385,472)

Subtotal income tax expense applicable to China operations	(516,697)	(384,046)
Non-China income tax expense/(benefit)	2,743,568	-
Total income tax expense	$2,226,871	$(384,046)

In 2020, of the $456,468 income tax benefit, was for PRC tax, mainly attributable to the non-U.S. subsidiaries of the Company’s business operations and $0 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2021 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2020	2019
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	0%	0%
Effect of income not taxable for PRC tax purposes	0.08%	(17.2)%
Under (Over)-provision for income taxes in prior years	0.0%	0%
Effective income tax rate	487.50%	7.83%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss from operations	$955,373	$380,627
Total deferred tax assets	955,373	380,627
Less: Valuation allowance	-	-

Net deferred tax assets	$955,373	$380,627

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $955,373 as of December 31, 2020 (2019: $380,627).

The Company adopted ASC 740-10-25 Accounting for Uncertainty in Income Taxes and such adoption did not have any material impact on the accompanying consolidated financial statements. The Company is subject to income taxes in the PRC. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company’s tax filings are subject to the PRC tax bureau’s examination for a period up to five years. The Company is not currently under any examination by the PRC tax bureau.

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

The Company has received refundable government subsidy of $5,079,835 as of December 31, 2020. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project according to the agreed schedules. The Company recorded the subsidy received as a deferred government subsidy.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2020, the Company’s statutory reserve fund was $3,986,618.

NOTE 21- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2020 and 2019 were $225,008 and$460,617, respectively.

As of December 31, 2020, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$-
Two to five years	-
$-

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Year Ended December 31, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$750,101	$5,141,466	$-	$-	$5,891,567
Cost of revenues	(1,137,718)	(4,214,492)	-	-	(5,352,210)
Gross profit	(387,617)	926,974	-	-	539,357

Operating expenses	(872,067)	(2,826,998)	-	-	(3,699,065)
General and administrative expenses	(22,856,012)	(1,308,665)	-	(460,253)	(24,624,930)
Operating loss	(24,115,696)	(3,208,689)	-	(460,253)	(27,784,638)

Other income (expenses)
Interest income	71,813	504,427	-	6,548	582,788
Interest expense	(48)	-	-	-	(48)
Other income, Net	883,416	16,021	24,286,623	-	25,186,060
Total other (expenses) income	955,181	520,448	24,286,623	6,548	25,768,800

Income (loss) before income taxes	(23,160,515)	(2,688,241)	24,286,623	(453,705)	(2,015,838)
Income tax	516,697	-		(2,743,568)	(2,226,871)
Net Income (loss)	$(22,643,818)	$(2,688,241)	$24,286,623	$(3,197,273)	$(4,242,709)

	Year Ended December 31, 2019
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$721,491	$32,268,287	$-	$-	$32,989,778
Cost of revenues	(695,952)	(26,115,163)	-	-	(26,811,115)
Gross profit	25,539	6,153,124	-	-	6,178,663

Operating expenses	(1,215,372)	(1,864,438)	-	(251)	(3,080,061)
General and administrative expenses	(3,867,873)	(5,798,119)	-	(381,013)	(10,047,005)
Operating loss	(5,057,706)	(1,509,433)	-	(381,264)	(6,948,403)

Other income (expenses)
Interest income	41,269	99,224	-	11,267	151,760
Interest expense	-	-	-	-
Other income, Net	128,338	(45,978)	1,810,402	-	1,892,762
Total other (expenses) income	169,607	53,246	1,810,402	11,267	2,044,522

Income (loss) before income taxes	(4,888,100)	(1,456,187)	1,810,402	(369,997)	(4,519,835)
Income tax	384,046	-		-	384,046
Net Income (loss)	$(4,504,054)	$(1,456,187)	$1,810,402	$(369,997)	$(4,519,835)

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2020
Real estate property under development	$-	$166,236,339	$-	$-	$166,236,339
Total assets	6,360,885	208,385,676	39,319,743	94,439,993	348,506,297

As of December 31, 2019
Real estate property under development	$-	$85,909,986	$-	$-	$85,909,986
Total assets	9,756,530	70,345,062	40,737,782	66,443,870	187,283,244

NOTE 23 – RELATED PARTY TRANSACTIONS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

The Company has received dividends from SHDEW in an amount of $24,244,813 in 2020.

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party, for $183,910 in 2020.

WHGFH has received revenue of sales service fee from WHYYL of $ 5,783 in 2020.

NOTE 24 - SUBSEQUENT EVENTS

On January 27 and March 3, 2021, the Company paid RMB150,000,000 in cash to Mr. Lin Chi-Jung (approximately USD21,167,305) authorized by the Board of Directors on April 27, 2020 for his contributions to the Company, including Mr. Lin’s initiation and supervision of the Company’s investment in Shanghai Da Er Wei Trading Company Limited (“SHDEW”). The Bonus is equivalent to 15% of the annual dividends received from SHDEW from 2016 through 2019.

According to the Board Resolution of April 10, 2021, we plan to pay a cash dividend of $0.10 per share on June 10,2021.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2020 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2020.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

•	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
•	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years ended December 31, 2020 and 2019, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	61	Director
January 30, 2018	PAN YU-JEN	62	Director
May 23, 2005	LIN CHAO-CHIN	71	Director
November 28, 2006	LIN HSIN-HUNG	66	Chairman
November 23, 2004	CHEN REN	73	Director
November 23, 2004	FU XUAN-JIE	91	Director
November 23, 2004	LI XIAO-GANG	62	Director
November 8, 2019	ZHANG JIAN	54	Chief Executive Officer
June 24, 2013	MI YONG JUN	47	Chief Financial Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 61, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin stepped down as CEO on January 30, 2018 and was succeeded by Mr. Pan Yu-Jen.

Pan Yu-Jen, Director (Affiliated)

Mr. Pan Yu-Jen, age 62, joined the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company in 2002. He subsequently became the Chairman of the Board for two of the Company’s subsidiaries, Shanghai Xin Ji Yang Real Estate Consultation Company Limited and Suzhou Xi Ji Yang Real Estate Consultation Company Limited in 2017, where he was also responsible for the operations of both subsidiaries. He has also served as the President at the Taiwan Compatriot Investment Enterprise Association of Suzhou since 2015, and the Taiwan Compatriot Investment Enterprise Association of Suzhou Industrial Park since 2014. Mr. Pan received a Bachelor of Arts degree in Electric Engineering from Fu Hsin Trade and Arts School in Taiwan in 1977.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 71, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency, property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelor Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin Hung, age 66, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 73, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 91, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L'Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 63, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

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

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 47, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2020, 2019 and 2018 for services rendered to the Company and its subsidiaries.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Lin Chi-Jung	2020	172,013	-	-	-	-	-	-	172,013
Former CEO until January 30, 2018	2019	-	-	-	-	-	-	-	-
	2018	72,960	-	-	-	-	-	4,505	77,465

Pan Yu Jen	2020	-							-
Former CEO from January 30, 2018 to November 8, 2019	2019	86,000							86,000
	2018	86,000							86,000
Zhang Jian	2020	35,000							35,000
CEO (since November 8, 2019)	2019	35,000							35,000

Mi Yong Jun	2020	24,500	-	-	-	-	-	295	24,795
CFO (since June 24, 2013)	2019	24,500	-	-	-	-	-	295	24,795
	2018	24,500						295	24,795

Bryan Lin	2020	-	-	-	-	-	-	-	-
Former COO (from April 1, 2018 to July 31, 2020)	2019	23,880							23,880

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

(1)	There are no stock option, retirement, pension, or profit sharing plans for the benefit of directors

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 19, 2021, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company's directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

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

Amounts Due To (From) Directors

The amounts due to directors as of December 31, 2020 were $23,409,364. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2020 was $23,387,151, which includes unsecured advances and unpaid interest.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2020 was $22,213, which is unsecured, interest-free and payable on demand.

Director Independence

Fu Xuan-Jie, Li Xiao-Gang and Chen Ren are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2020 and 2019, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2020 and 2019.

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

DATE: April 30, 2021

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	April 30, 2021
Lin Chi-Jung

/s/ Pan Yu-Jen	Director	April 30, 2021
Pan Yu-Jen

/s/ Lin Chao-Chin	Director	April 30, 2021
Lin Chao-Chin

/s/ Lin Hsin-Hung	Chairman	April 30, 2021
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	April 30, 2021
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	April 30, 2021
Li Xiao-Gang

/s/ Chen Ren	Director	April 30, 2021
Chen Ren