Form 10-Q
period 2021-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2021-05-21
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 21, 2021 – 68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Expressed in U.S. Dollars)

	March 31,	December 31,
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$16,237,830	$40,369,612
Restricted cash (Note 3)	73,314,922	56,051,055
Transactional financial assets (Note 4)	25,021,573	25,012,736
Accounts receivable, net	44,740	77,464
Real estate property under development (Note 5)	174,474,820	166,236,339
Amount due from an unconsolidated affiliate (Note 9)	546,102	549,986
Other receivables and deposits, net (Note 6)	15,749,075	14,596,243
Total current assets	305,389,062	302,893,435

Property and equipment, net (Note 7)	1,300,404	1,384,776
Investment properties, net (Note 8)	26,701,468	27,275,677
Deferred tax assets	1,112,553	955,373
Investment in an unconsolidated affiliate (Note 9)	13,514,226	13,610,330
Goodwill (Note 11)	1,640,054	1,690,029
Other investments (Note 10)	691,758	696,677
Total assets	$350,349,525	$348,506,297

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,521,769	1,532,591
Accounts payable (Note 15)	21,262,394	20,448,001
Amounts due to directors (Note 13)	463,191	23,409,364
Amount due to an affiliate (Note 16)	30,698,183	31,438,576
Customer deposits (Note 17)	144,561,187	116,163,946
Other payables and accrued expenses (Note 14)	8,220,191	8,586,675
Other taxes payable	240,886	452,528
Income taxes payable (Note 17)	769,392	1,028,220
Total current liabilities	207,737,193	203,059,901

Long term income tax payable (Note 17)	2,501,939	2,588,213
Deferred government subsidy (Note 18)	5,043,966	5,079,835
Total liabilities	215,283,098	210,727,949

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 19)	3,986,618	3,986,618
Retained Earnings	98,896,316	100,291,529
Accumulated other comprehensive income	20,223,172	22,981,737
Total Equity of Sunrise Real Estate Group, Inc.	131,363,033	135,516,811
Non-controlling interests	3,703,394	2,261,537
Total shareholders’ equity	135,066,427	137,778,348

Total liabilities and shareholders’ equity	$350,349,525	$348,506,297

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2021	2020
Net revenues	$2,361,601	$349,105
Cost of revenues	(2,214,084)	(651,282)
Gross profit (loss)	147,517	(302,177)

Operating expenses	(1,057,131)	(1,249,950)
General and administrative expenses	(834,420)	(547,606)
Operating profit (loss)	(1,744,034)	(2,099,733)

Other income (expenses)
Interest income	260,434	62,686
Interest expense	-	(16)
Other income (expense), net	(327,829)	(876)
Total Other Income	(67,395)	61,794

Income (loss) before income taxes	(1,811,429)	(2,037,939)
Income tax benefit	165,806	175,887
Net income (loss)	(1,645,623)	(1,862,052)
Less: Net (income) loss attributable to non-controlling Interests	250,410	260,576
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,395,213)	$(1,601,476)

Earnings per share – basic and fully diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2021	2020
Net Income (loss)	$(1,645,623)	$(1,862,052)

Other comprehensive income (loss)
- Foreign currency translation adjustment	(1,066,298)	(2,193,875)
Total comprehensive income	(2,711,921)	(4,055,927)
Less: Comprehensive (income) loss attributable to non-controlling interests	(1,441,857)	332,719

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$(4,153,778)	$(3,723,208)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock		Additional		Retained	Accumulated Other	Non-	Total Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Earnings (Deficits)	Comprehensive Income	controlling Interests	(Deficit) Equity
Balance, December 31, 2020	68,691,925	$686,919	$7,570,008	$3,986,618	$100,291,529	$22,981,737	$2,261,537	$137,778,348
Profit (loss) for the period					(1,395,213)		(250,410)	(1,645,623)
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Capital contribution from non-controlling interests of new consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	(2,758,565)	1,692,267	(1,066,298)
Balance, March 31, 2021	68,691,925	686,919	7,570,008	3,986,618	98,896,316	20,223,172	3,703,394	135,066,427

	Common Stock		Additional		Retained	Accumulated Other	Non-	Total Stockholders’
	Number of shares issued	Amount	Paid-in Capital	Statutory Reserve	Earnings (Deficits)	Comprehensive Income	controlling Interests	(Deficit) Equity
Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the period			-	-	(1,601,476)	-	(260,576)	(1,862,052)
Discontinuation of the equity method for an investment	-	-	-	-	-	-	-	-
Gain (loss) contribution from of newly consolidated subsidiaries	-	-	-	-	-	-	-	-
Translation of foreign operations	-	-	-	-	-	(2,121,732)	(72,143)	(2,193,875)
Balance, March 31, 2020	68,691,925	686,919	7,570,008	3,194,604	103,724,776	11,554,847	3,399,571	130,130,725

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$(1,645,623)	$(1,862,052)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	2,886,468	1,881,492
Loss on disposal of property, plant and equipment	3,716	-
Bad debts	-	-
Changes in assets and liabilities
Accounts receivable	32,546	(8,028)
Real estate property under development	(9,520,209)	(3,118,003)
Customer Deposits	29,552,518	16,914,529
Amount due from unconsolidated affiliates	(1,463,989)	(7,414)
Other receivables and deposits	(1,270,298)	(1,063,084)
Deferred tax assets	(165,806)	(175,908)
Accounts payable	969,771	(1,764,203)
Other payables and accrued expenses	(309,361)	(58,407)
Interest payable on amount due to directors	(23,042,112)	(345,409)
Other taxes payable	(210,837)	(2,139)
Income taxes payable	(340,727)	16,969
Net cash provided by (used in) operating activities	(4,523,943)	10,408,343

Cash flows from investing activities
Acquisition of property, plant and equipment	-	(17,767)
Net cash from transactional financial assets	(187,579)	1,629,609,
Net cash provided by (used in) investing activities	(187,579)	1,611,842

Cash flows from financing activities
Restricted cash	(17,862,150)	(7,473,545)
Advances from an affiliate	939,640	-
Net cash provided by (used in) financing activities	(16,922,510)	(7,473,545)

Effect of exchange rate changes on cash and cash equivalents	(2,497,750)	(1,869,912)

Net increase in cash and cash equivalents	(24,131,782)	(2,676,728)
Cash and cash equivalents at beginning of period	40,369,612	15,900,753
Cash and cash equivalents at end of period	$16,237,830	$18,577,481

Supplemental disclosure of cash flow information
Income taxes paid	$345,095	$78
Interest paid	-	-

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

As of March 31, 2021, the Company has the following major subsidiaries and equity investment.

Company Name	Date of Incorporation	Place of Incorporation	% of Ownership held by the Company	Relationship with the Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Zhong Ji Pu Fa Real Estate Company Limited (SHGXL)	March 13, 2012	PRC	100%	Equity investment	Real estate development.
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huai’an Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding

1	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY: 49%, SHXJY: 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE): 12.5%, totaling 75.25% equity interest in SZSY.

2	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that entitles the Company to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

3	In December 2019, SHDEW issued an employee stock bonus where its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

4	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

The accompanying condensed consolidated balance sheet as of December 31, 2020, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020, and the cash flows for the three months ended March 31, 2021 and 2020. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2021 and December 31, 2020 are $1: RMB 6.5713 and $1: RMB 6.5249, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of April 30, 2021. Phase 2 was divided into north and south area and completed construction of 88 units at the end of 2020. 16 units and 71 units out of all 88 units have been sold and pre-sold during phase 2 by the end of April 30, 2021. Phase 3 began construction in first quarter of 2021. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of April 30, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 259 out of 873 of the second phase.

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of March 31, 2021, and December 31, 2020, the balance of deferred government subsidy was $5,043,966 and $5,079,835, respectively. The subsidy was given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets are now presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the former other-than-temporary-impairment model. We adopted this standard since January 1, 2020, using a modified-retrospective approach. Adoption of the standard did not have a material impact on our consolidated financial statements.

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

NOTE 3– RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of March 31, 2021, and December 31, 2020, the Company held cash deposits of $73,314,922 and $56,051,055, respectively.

NOTE 4 - TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2021, we have $25,021,573 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 - REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold 16 units and pre-sold 71 villas out of all 88 units in Phase 2 as of April 30, 2021.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of March 31, 2021, land use rights included in real estate property under development totaled $174,474,820.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of April 30, 2021, the Company pre-sold 673 out of 679 units of first phase and pre-sold 259 out of 873 of second phase.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March31,	December 31,
	2021	2020
Advances to staff	$28,723	37,573
Rental deposits	812,781	818,868
Prepaid expense	53,941	53,558
Prepaid tax	10,626,484	9,777,311
Other receivables	4,227,145	3,908,933
	$15,749,075	$14,596,243

Other receivables and deposits as of March 31, 2021 and December 31, 2020 were stated net of allowance for doubtful accounts of $500,257 and $503,814, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2021	2020
Furniture and fixtures	$270,952	$272,878
Computer and office equipment	273,751	210,961
Motor vehicles	713,135	819,945
Properties	2,302,355	2,318,728
	3,560,193	3,622,512
Less: Accumulated depreciation	(2,259,789)	(2,237,736)
	$1,300,404	$1,384,776

Depreciation and amortization expense for property and equipment amounted to $22,053 and $52,682 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2021	2020
Investment properties	$35,364,994	$35,616,482
Less: Accumulated depreciation	(8,663,526)	(8,340,805)
	$26,701,468	$27,275,677

Depreciation and amortization expense for investment properties amounted to $322,721 and $256,136 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%). As of March 31, 2021, the investment amount in SHDEW was $13,483,791.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of March 31, 2021. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s measurement alternative investments was $691,758 and $696,677, respectively.

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

In June 2020, SHSY purchased 7.0915% of Taobuting (“TBT”). TBT is a media company that provides content on live streaming platforms such as Douyin (China’s version of Tik Tok).

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB ($3,398,213).

NOTE 11 - GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB ($3,398,213). As of March 31,2021, the amount of $1,640,054 of goodwill represents the difference between the investment cost and book value.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,521,769 and $1,532,591 as of March 31, 2021 and December 31, 2020, respectively.

The promissory note with a principal as of March 31, 2021 amounting to $760,884 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $760,884 and $766,295, respectively.

The promissory note with a principal as of March 31, 2021 amounting to $760,884 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $760,884 and $766,295, respectively.

For the three months ended March 31, 2021, the interest expense related to these promissory notes was $0.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2021	2020
Lin Chi-Jung	$441,134	$23,387,151
Lin Hsin-Hung	22,057	22,213
	$463,191	$23,409,364

(a)	The balance due from Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2021	2020
Accrued staff commission and bonus	$281,173	$241.718
Rental deposits received	132,689	92.700
Bid bond	91,306	209.965
Dividends payable to no controlling interest	204,761	206.217
Other payables	7,510,262	7.836.075
	$8,220,191	$8.586.675

NOTE 15- ACCOUNT PAYABLE

As of March 31, 2021 and December 31, 2020, the balances of accounts payable were $21,262,394 and $20,448,001 respectively. The balance of accounts payable as of March 31, 2021 included unpaid development fee of Linyi project of $2,583,475 and HATX project of $17,412,997. The remaining balance was due to agents of the operating business.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of March 31, 2021, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $30,163,099 and JXSY, $535,084, was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and as of March 31, 2021, the pre-sales amounted to $25,859,207. The HATX project has started pre-sales in December 2019, as of March 31, 2021 the pre-sales amounted to $118,686,441.

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

NOTE 19– DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of March 31, 2021 and December 31, 2020, the Company’s deferred government subsidy amounted to $5,043,966 and $5,079,835, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 20- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2021 and 2020 were $19,010 and $14,811, respectively.

As of March 31, 2021, the Company had the following operating lease obligations.

Amount
Within one year	$218,742
Two to five years	-
$218,742

NOTE 21– STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2021, and December 31, 2020, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

NOTE 22 - SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company's operating segments:

	Three Months Ended March 31, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	194,125	$2,167,476	$-	$-	$2,361,601
Cost of revenues	(232,411)	(1,981,673)	-	-	(2,214,084)
Gross profit	(38,285)	185,802	-	-	147,517

Operating expenses	(66,468)	(990,663)	-	-	(1,057,131)
General and administrative expenses	(226,027)	(473,025)	-	(135,368)	(834,420)
Operating loss	(330,780)	(1,277,886)	-	(135,368)	(1,744,034)

Other income (expenses)
Interest income	25,615	234,421	-	398	260,434
Interest expense	-	-	-	-	-
Other income, Net	(1,510)	9,966	(336,285)	-	(327,829)
Total other (expenses) income	24,105	244,387	(336,285)	398	(67,395)

Income (loss) before income taxes	(306,675)	(1,033,499)	(336,285)	(134,970)	(1,811,429)
Income tax	165,806	-	-	-	165,806
Net Income( loss)	$(140,869)	$(1,033,499)	$(336,285)	$(134,970)	$(1,645,623)

	Three Months Ended March 31, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	319,519	$29,586	$-	$-	$349,105
Cost of revenues	(357,717)	(293,565)	-	-	(651,282)
Gross profit	(38,198)	(263,979)	-	-	(302,177)

Operating expenses	(569,268)	(680,682)	-	-	(1,249,950)
General and administrative expenses	(314,750)	(227,022)	-	(5,834)	(547,606)
Operating loss	(922,216)	(1,171,683)	-	(5,834)	(2,099,733)

Other income (expenses)
Interest income	16,070	45,100	-	1,516	62,686
Interest expense	(16)	-	-	-	(16)
Other income, Net	1,037	644	191,245	-	192,926
Equity in net income (loss) of unconsolidated affiliates	-	-	(193,802)	-	(193,802)
Total other (expenses) income	17,091	45,744	(2,557)	1,516	61,794

Income (loss) before income taxes	(905,125)	(1,125,939)	(2,557)	(4,318)	(2,037,939)
Income tax	175,887	-	-	-	175,887
Net Income( loss)	$(729,238)	$(1,125,939)	$38,504,494	$(4,318)	$(1,862,052)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of March 31, 2021
Real estate property under development	$-	$174,474,820	$-	$-	$174,474,820
Total assets	4,828,051	235,830,537	39,227,557	70,463,380	350,349,525

As of March 31, 2020
Real estate property under development	$-	$82,206,640	$-	$-	$82,206,640
Total assets	10,497,121	118,069,611	100,931,751	1,049,933	230,548,416

NOTE 23 – RELATED PARTY TRANSACTIONS

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party in the first quarter of 2021.

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

NOTE 24 – SUBSEQUENT EVENT

According to the Company’s Board resolution dated April 10, 2021, we plan to pay a cash dividend of $0.10 per share on June 10, 2021 to shareholders of record on May 10, 2021.

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

The principal activities of the Company are real estate development and sales, real estate investments, property leasing services and property management services in the PRC.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of April 30, 2021. Phase 2 was divided into north and south area and completed construction of 88 units at the end of 2020. 16 units and 71 units out of all 88 units have been sold and pre-sold during phase 2 by the end of April 30, 2021. Phase 3 began construction in first quarter of 2021. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. (“SHGXL”). According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, located at 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time, we rented any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 8. We also recognized all the units that were sold before the, regulation in our financial statement for the fiscal year ended December 31, 2019.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of April 30, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 259 out of 873 of the second phase.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets are now presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the former other-than-temporary-impairment model. We adopted this standard since January 1, 2020, using a modified-retrospective approach. Adoption of the standard did not have a material impact on our consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of March 31, 2021 and December 31, 2020.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2021 with comparisons to the period ended March 31, 2020.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2021	% to total	2020	% to total	% change
Agency sales	-	-	110,216	31.57	(100)
Property management	322,582	13.66	238,889	68.43	35
House Sales	2,039,019	86.34	-	-	-
Net revenue	2,361,601	100	349,105	100	576

The net revenue in the first quarter of 2021 was $2,361,601, which increased by 576% from $349,105 in the first quarter of 2020. In the first quarter of 2021, agency sales, property management, and house sales represented 0%, 13.66%, and 86.34% of our total net revenues, respectively. The increase in net revenue in the first quarter of 2021 was mainly due to the recognition of house sales revenue of Linyi project in this quarter.

Agency sales

Agency sales represented 0% of our net revenue in the first quarter of 2021 and revenue from agency sales decreased by 100% compared with the same period in 2020. The increase in agency sales was due to more projects sales collection.

Because of our diverse market locations, the risk of market fluctuations decreased on our business operations in agency sales in 2021, and we are seeking stable growth in our agency sales business in 2021. However, there can be no assurance that we will be able to do so.

Property Management

Property management represented 13.66% of our revenue in the first quarter of 2021 and revenue from property management increased by 35% compared with the same period in 2020.

House sales

House sales represented 86.34% of our revenue in the first quarter of 2021. The company has recognition the house sales revenue of Linyi project in the period.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2021	% to total	2020	% to total	% change
Agency sales	-	-	103,023	15.82	(100)
Property management	390,130	17.62	548,259	84.18	(29)
House sales	1,823,953	82.38	-	-	-
Cost of Revenue	2,214,084	100	651,282	100	240

The cost of revenue in the first quarter of 2021 was $2,214,084, an increase of 240% from $651,282 in the same period in 2020. In the first quarter of 2021, agency sales, property management, and house sales represented 0%, 17.62%, and 82.38% of total cost of revenues, respectively. The increase in cost of revenue in first quarter of 2021 was mainly due to the recognition of the cost of revenue of the Linyi project in this period.

Agency sales

The cost of revenue for agency sales in the first quarter in 2021 was $0, a decrease of 100% from $103,023 in the same period in 2020. This decrease was mainly due to there are no cost of revenue compare with agency sales of revenue.

Property management

The cost of revenue for property management in the first quarter of 2021 was $390,130, decreased by 29% from $548,259 in the same period in 2020. The decrease was mainly due to the decreasing cost of revenue of the GXL project.

House sales

House sales represented 82.38% of our cost of revenue in the first quarter of 2021. The company has the recognition of its house sales of Linyi project in the period.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2021	% to total	2020	% to total	% change
Agency sales	-	-	27,224	2	(100)
Property management	196,191	19	542,044	43	(64)
House sales	860,940	81	680,682	55	26
Operating expenses	1,057,131	100	1,249,950	100	(15)

The operating expenses in the first quarter of 2021 were $1,057,131, a decrease of 15% from $1,129,950 compared with the same period of 2020. This was mainly due to the decrease in expenses in property management of the GXL project. In the first quarter of 2021, the expenses related to agency sales, property management, and house sales represented 0%, 19%, and 81% of the total operating expenses, respectively.

Agency sales

The operating expenses for agency sales in the first quarter of 2021 were $0, which decreased by 100% from $27,224 in the same period in 2020.

Property management

The operating expenses for property management in the first quarter of 2021 were $196,191, which decreased 64% from $542,044 in the same period in 2020.

House sales

The operating expenses for house sales in the first quarter of 2021 were $860,940, which increased 26% from $680,682 in the same period in 2020. This was mainly due to the increase in expenses in house sales of HATX project.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2021 were $834,420, which increased by 52% from $547,606 in the same period in 2020.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts Due To Directors

The amounts due to directors as of March 31, 2021 were $463,191. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of March 31, 2021 was $441,134, which includes unpaid loan.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of March 31, 2021 was $22,057, which is unsecured, interest-free and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2021, our principal sources of cash were revenues from our house sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $16,237,830.

The Company’s operating activities used cash in the amount of $4,523,943, which was primarily attributable to the receipts in advance from our property development projects and payment of bonus to one of our directors.

The Company’s investing activities used cash resources of $187,579, which was primarily attributable to the withdrawal of transactional financial assets.

The Company’s financing activities used cash resources of $16,862,150, which was primarily attributable to restricted cash.

The potential cash needs for 2021 would include the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the HATX project.

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

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2020.

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

Date: May 21, 2021
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: May 21, 2021
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer

