Form 10-Q
period 2021-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2021-08-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Issuer’s telephone number: + 86-21-6067-3830

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

Large accelerated filer ◻	Accelerated filer ◻
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 20, 2021 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$17,841,207	$40,369,612
Restricted cash (Note 3)	31,310,574	56,051,055
Transactional financial assets (Note 4)	29,383,315	25,012,736
Accounts receivable	45,502	77,464
Real estate property under development (Note 5)	183,090,858	166,236,339
Amount due from an unconsolidated affiliate	17,992,544	549,986
Other receivables and deposits, net (Note 6)	66,422,667	14,596,243
Total current assets	346,086,667	302,893,435

Property and equipment, net (Note 7)	1,279,952	1,384,776
Investment properties, net (Note 8)	26,767,932	27,275,677
Deferred tax assets (Note 18)	1,246,995	955,373
Investment in an unconsolidated affiliate (Note 9)	13,744,299	13,610,330
Goodwill (Note 11)	1,759,696	1,690,029
Other investments (Note 10)	703,535	696,677
Total assets	$391,589,076	$348,506,297

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note12)	1,547,676	1,532,591
Accounts payable (Note 15)	17,205,345	20,448,001
Amounts due to directors (Note 13)	517,507	23,409,364
Amount due to an affiliate (Note 16)	32,373,610	31,438,576
Customer deposits (Note 17)	159,840,214	116,163,946
Other payables and accrued expenses (Note 14)	8,241,158	8,586,675
Other taxes payable	184,748	452,528
Income taxes payable (Note 18)	857,847	1,028,220
Total current liabilities	220,768,105	203,059,901

Long-term income tax payable (Note 18)	2,415,666	2,588,213
Deferred government subsidy (Note 19)	5,129,837	5,079,835
Total liabilities	228,313,608	210,727,949

Commitments and contingencies (Note 20)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 21)	3,986,618	3,986,618
Retained Earnings	124,285,908	100,291,529
Accumulated other comprehensive income	22,650,016	22,981,737
Total deficit of Sunrise Real Estate Group, Inc.	159,179,469	135,516,811
Non-controlling interests	4,095,999	2,261,537
Total shareholders’ equity	163,275,468	137,778,348
Total liabilities and shareholders’ equity	$391,589,076	$348,506,297

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$5,912,564	$388,298	$8,366,933	$721,983
Cost of revenues	(5,129,429)	(538,453)	(7,430,487)	(1,160,969)
Gross profit (loss)	783,135	(150,155)	936,446	(438,986)

Operating expenses	(813,429)	(1,153,284)	(1,912,086)	(2,348,025)
General and administrative expenses	(748,504)	(733,384)	(1,615,702)	(1,256,803)
Operating profit (loss)	(778,798)	(2,036,823)	(2,591,342)	(4,043,814)

Other income (expenses)
Interest income	252,810	99,860	523,474	159,777
Interest expense	—	16	—	—
Equity in net gain (loss) of an affiliate	33,578,636	131,814	33,109,692	(61,988)
Other income (loss), net	356,327	244,532	502,985	428,937
Total other Income	34,187,773	476,222	34,136,151	526,726

Income (loss) before income taxes	33,408,975	(1,560,601)	31,544,809	(3,517,088)
Income tax benefit (expense)	(775,912)	133,433	(603,593)	301,551
Net income (loss)	32,633,063	(1,427,168)	30,941,216	(3,215,537)
Less: Net (income) loss attributable to non-controlling interests	(328,054)	218,577	(77,644)	479,153
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$32,305,009	$(1,208,591)	$30,863,572	$(2,736,384)
Net income	32,633,063	(1,427,168)	30,941,216	(3,215,537)
Other comprehensive income Foreign currency translation adjustment	2,491,395	(1,810,986)	1,425,097	(4,004,861)
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive income	35,124,458	(3,238,154)	32,366,313	(7,220,398)

Less: Comprehensive income attributable to non-controlling interests	(392,605)	64,890	(1,834,462)	2,120,392
Total comprehensive income attributable to shareholders	34,731,853	(3,173,264)	30,531,851	(5,100,006)
Earnings per share – basic and fully diluted	$0.47	$(0.02)	$0.45	$(0.04)

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity

Balance, December 31, 2020	68,691,925	$686,919	$7,570,008	$3,986,618	$100,291,529	$22,981,737	$2,261,537	$137,778,348
Profit (loss) for the year					30,863,572		77,644	30,941,216
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—		—	—
Dividend					(6,869,193)			(6,869,193)
Translation of foreign operations	—	—	—	—	—	(331,732)	1,756,818	1,425,097
Balance, June 30, 2021	68,691,925	686,919	7,570,008	3,986,618	124,285,908	22,650,016	4,095,999	163,275,468

	Common Stock					Accumulated		Total
			Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2021	68,691,925	$686,919	$7,570,008	$3,986,618	$98,896,316	$20,223,172	$3,703,394	$135,066,427
Profit (loss) for the year					32,258,785		328,054	32,586,839
Translation of foreign operations	—	—	—	—	—	2,426,844	64,551	(6,869,193)
Discontinuation of the equity method for an investment						—		—
Dividend					(6,869,193)			(6,869,193)
Capital contribution to a new consolidated subsidiary
Balance, June 30, 2021	68,691,925	686,919	7,570,008	3,986,618	124,285,908	22,650,016	4,095,999	163,275,468

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity

Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the year					(2,736,384)		(479,153)	(3,215,537)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—		—
Translation of foreign operations	—	—	—	—	—	(2,363,622)	(1,641,239)	(4,004,861)
Balance, June 30, 2020	68,691,925	686,919	7,570,008	3,194,604	102,589,868	11,312,957	1,611,898	126,966,254

	Common Stock					Accumulated		Total
			Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2020	68,691,925	$686,919	$7,570,008	$3,194,604	$103,724,776	$11,554,847	$3,399,571	$130,130,725
Profit (loss) for the year					(1,134,908)		(218,577)	(1,353,485)
Translation of foreign operations	—	—	—	—	—	(241,890)	(1,569,096)	(1,810,986)
Discontinuation of the equity method for an investment						—		—
Capital contribution to a new consolidated subsidiary
Balance, June 30, 2020	68,691,925	686,919	7,570,008	3,194,604	102,589,868	11,312,957	1,611,898	126,966,254

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$30,941,216	$(3,215,537)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,354,029	2,285,233
Loss (Gain) on disposal of property, plant and equipment	6,577	2,506
Equity loss (gain) from investments in unconsolidated affiliate	(33,901,955)
Changes in assets and liabilities
Accounts receivable	32,662	(2,544)
Real estate property under development	(15,189,068)	(8,463,612)
Customer Deposits	42,451,371	58,645,675
Amount due from unconsolidated affiliates	653,333	(8,680)
Other receivables and deposits	(51,583,755)	(1,496,603)
Deferred tax assets	(281,677)	(302,139)
Net cash from directors	(23,077,991)	(814,352)
Accounts payable	(3,437,334)	1,142,277
Other payables and accrued expenses	(429,214)	393,087
Other taxes payable	(271,713)	16,926
Income taxes payable	(352,695)	(338,827)
Net cash provided by (used in) operating activities	(51,086,214)	47,843,410

Cash flows from investing activities
Purchases of property and equipment	(29,144)	(139,333)
Net Cash from Transactional financial assets	(4,116,473)	711,363
Acquisition of investment	—	(1,412,529)
Dividend distribution of affiliate	16,469,255
Net cash provided by (used in) investing activities	12,323,638	(840,499)

Cash flows from financing activities
Restricted cash	25,243,758	(30,259,077)
Dividends paid to noncontrolling interests	(6,869,193)	—
Net cash provided (used in) financing activities	18,374,565	(30,259,077)

Effect of exchange rate changes on cash and cash equivalents	(2,140,394)	(3,533,568)

Net increase in cash and cash equivalents	(22,528,405)	13,210,266
Cash and cash equivalents at beginning of period	40,369,612	15,900,753
Cash and cash equivalents at end of period	$17,841,207	$29,111,019

Supplemental disclosure of cash flow information
Income taxes paid	$345,095	$353,176
Interest paid	—	—

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

As of June 30, 2021, the Company has the following major subsidiaries and equity investment.

			% of
			Ownership	Relationship
	Date of	Place of	held by the	with the	Principal
Company Name	Incorporation	Incorporation	Company	Company	Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate Consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Zhong Ji Pu Fa Real Estate Company Limited (SHGXL)	March 13, 2012	PRC	100%	Equity investment	Real estate development.
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huai’an Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
1	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY: 49%, SHXJY: 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE): 12.5%, totaling 75.25% equity interest in SZSY.
2	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that entitles the Company to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3	In December 2019, SHDEW issued an employee stock bonus where its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

4	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2021 and the results of operations for the six months ended June 30, 2021 and 2020, and the cash flows for the six months ended June 30, 2021 and 2020. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of June 30, 2021 and December 31, 2020 are $1: RMB6.4601 and $1: RMB6.5249, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of July 25, 2021. Phase 2 was divided into north and south area and completed construction of 88 units at the end of 2020. 16 units and 71 units out of all 88 units have been sold and pre-sold during phase 2 by the end of July 25, 2021. Phase 3 began construction in first quarter of 2021. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 25, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 364 out of 873 of the second phase.

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

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries from local governments in the People’s Republic of China (“PRC”).

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

Government subsidy was received in 2012 and the company recorded it as deferred government subsidy in balance sheets. As of June 30, 2021, and December 31, 2020, the deferred government subsidy amounted to $5,129,837 and $5,079,835, respectively. The subsidy was used to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2021, and December 31, 2020, the Company held cash deposits of $31,310,574 and $56,051,055, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2021, we have $29,383,315 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold 16 units and pre-sold 71 villas out of all 88 units in Phase 2 as of July 25, 2021.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of June 30, 2021, land use rights included in real estate property under development totaled $174,474,820.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 25, 2021, the Company pre-sold 673 out of 679 units of first phase and pre-sold 364 out of 873 of second phase.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2021	2020

Advances to staff	$28,577	37,573
Rental deposits	792,870	818,868
Prepaid expense	49,099,885	53,558
Prepaid tax	12,461,677	9,777,311
Other receivables	4,039,658	3,908,933
	$66,422,667	$14,596,243

Other receivables and deposits as of June 30, 2021 and December 31, 2020 were stated net of allowance for doubtful accounts of $508,773 and $503,814, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2021	2020

Furniture and fixtures	$275,564	$272,878
Computer and office equipment	246,252	210,961
Motor vehicles	727,257	819,945
Properties	2,341,552	2,318,728
	3,590,625	3,622,512
Less: Accumulated depreciation	(2,310,673)	(2,237,736)
	$1,279,952	$1,384,776

Depreciation and amortization expense for property and equipment amounted to $104,824 and $78,408 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2020	2019

Investment properties	$35,967,063	$35,616,482
Less: Accumulated depreciation	(9,199,131)	(8,340,805)
	$26,767,932	$27,275,677

Depreciation and amortization expense for investment properties amounted to $3,212,964 and $2,172,415 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%). As of June 30, 2021, the investment amount in SHDEW was $13,713,345.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of June 30, 2021. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s measurement alternative investments was $703,535 and $696,677, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended June 30, 2021 and 2020, respectively.

In June 2020, SHSY purchased 7.0915% of Taobuting Media Limited (“TBT”). TBT is a media company that provides content on live streaming platforms such as Douyin (China’s version of Tik Tok).

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB ($3,398,213).

NOTE 11 - GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB (approximately $3,398,213). As of June 30, 2021, the amount of $1,759,696 of goodwill represents the difference between the investment cost and book value.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of  $1,547,676 and $1,532,591 as of June 30, 2021 and December 31, 2020, respectively.

The promissory note with a principal as of June 30, 2021 amounting to $773,838 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $773,838 and $766,295, respectively.

The promissory note with a principal as of June 30, 2021 amounting to $773,838 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $773,838 and $766,295, respectively.

For the six months ended June 30, 2021, the interest expense related to these promissory notes was $NIL.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2021	2020

Lin Chi-Jung	$495,075	$23,387,151
Lin Hsin-Hung	22,432	22,213
	$517,507	$23,409,364

(a)	The balances due to Lin Chi-Jung consist of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2021	2020

Accrued staff commission and bonus	$270,768	$241,718
Rental deposits received	120,915	92,700
Bid bond	92,861	209,965
Dividends payable to non-controlling interest	208,247	206,217
Other payables	7,548,368	7,836,075
	$8,241,158	$8,586,675

NOTE 15 - ACCOUNT PAYABLE

As of June 30, 2021, and December 31, 2020, the balances of accounts payable were $17,205,345 and $20,448,001 respectively. The balance of accounts payable as of June 30, 2021 included unpaid development fee of Linyi project of $2,021,108 and HATX project of $ 13,896,763. The remaining balance was due to agents of the operating business.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of June 30, 2021, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $31,829,416 and JXSY was $544,194, was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre-sales in November 2013 and in 2019, the Project recognized its revenue along with customer deposit; as of June 30, 2021, the pre-sales amounted to $20,856,757. The HATX project started pre-sales in December 2019; as of June 30, 2021 the pre-sales amounted to $138,972,330.

NOTE 18 – INCOME TAX PAYABLE

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

NOTE 19 – DEFERRED GOVERNMENT SUBSIDY

Deferred government subsidy consists of the cash subsidy provided by the local government.

Government subsidy was received in 2012, and as of June 30, 2021 and December 31, 2020, the Company’s deferred government subsidy amounted to $5,129,837 and $5,079,835, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project and is repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2021 and 2020 were $28,288 and $18,165, respectively.

As of June 30, 2021, the Company had the following operating lease obligations.

Amount

Within one year	$240,259
Two to five years	—
$240,259

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2021, and December 31, 2020, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

NOTE 22 - SEGMENT INFORMATION

The Company’s Chief Executive Officer and Chief Financial Officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended June 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$134,213	$5,778,351	$—	$—	$5,912,564
Cost of revenues	(184,496)	(4,944,933)	—	—	(5,129,429)
Gross profit	(50,283)	833,418	—	—	783,135

Operating expenses	65,205	(878,634)	—	—	(813,429)
General and administrative expenses	(433,751)	(308,919)	—	(5,834)	(748,504)
Operating loss	(418,829)	(354,135)		(5,834)	(778,798)

Other income (expenses)
Interest income	22,082	229,212	—	1,516	252,810
Interest expense	—	—		—	—
Other income, Net	33,737,237	6,481	191,245		33,934,963
Total other (expenses) income	33,759,319	235,693	191,245	1,516	34,187,773

Income (loss) before income taxes	33,340,490	(118,442)	191,245	(4,318)	33,408,975
Income tax	(644,226)	(131,686)	—	—	(775,912)
Net Income (loss)	$32,696,264	$(250,128)	$191,245	$(4,318)	$32,633,063

	Six Months Ended June 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$421,106	$7,945,827	$—	$—	$8,366,933
Cost of revenues	(503,880)	(6,926,607)	—	—	(7,430,487)
Gross profit	(82,774)	1,019,220	—	—	936,446

Operating expenses	(42,789)	(1,869,297)	—	—	(1,912,086)
General and administrative expenses	(433,714)	(781,944)	—	(400,044)	(1,615,702)
Operating loss	(559,277)	(1,632,021)	—	(400,044)	(2,591,342)

Other income (expenses)
Interest income	51,746	463,633	—	8,095	523,474
Interest expense	—	—	—	—	—
Other income, Net	239,088	16,447	3,357,142	—	33,612,677
Total other (expenses) income	290,088	480,080	33,357,142	8,095	34,136,151

Income (loss) before income taxes	(268,443)	(1,151,941)	33,357,142	(391,949)	31,544,809
Income tax	279,231	(131,686)	—	(751,138)	(603,593)
Net Income (loss)	$10,788	$(1,283,627)	$33,357,142	$(1,143,087)	$30,941,216

	Three Months Ended June 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$318,713	$69,585	$—	$—	$388,298
Cost of revenues	(287,097)	(251,356)	—	—	(538,453)
Gross profit	(31,616)	(181,771)	—	—	(150,155)

Operating expenses	556,671	(596,613)	—	—	(1,153,284)
General and administrative expenses	(384,325)	(260,168)	—	(88,891)	(733,384)
Operating loss	(909,380)	(1,038,552)		(88,891)	(2,036,823)

Other income (expenses)
Interest income	19,631	78,799	—	1,430	99,860
Interest expense	16	—		—	16
Other income, Net	8,327	2,405	365,614		376,346
Total other (expenses) income	27,974	81,204	365,614	1,430	476,222

Income (loss) before income taxes	(881,406)	(957,348)	365,614	(87,461)	(1,560,601)
Income tax	133,433	—	—	—	133,433
Net Income (loss)	$(747,973)	$(957,348)	$365,614	$(87,461)	$(1,427,168)

	Six Months Ended June 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$622,812	$99,171	$—	$—	$721,983
Cost of revenues	(616,048)	(544,921)	—	—	(1,160,969)
Gross profit	6,764	(445,750)	—	—	(438,986)

Operating expenses	(1,070,730)	(1,277,295)	—	—	(2,348,025)
General and administrative expenses	(674,888)	(487,190)	—	(94,725)	(1,256,803)
Operating loss	(1,738,854)	(2,210,235)	—	(94,725)	(4,043,814)

Other income (expenses)
Interest income	32,932	123,899	—	2,946	159,777
Interest expense	—	—	—	—	—
Other income, Net	843	3,046	363,057	—	366,949
Total other (expenses) income	33,775	126,948	363,057	2,946	526,726

Income (loss) before income taxes	(1,705,079)	(2,083,287)	363,057	(91,779)	(3,517,088)
Income tax	301,551	—	—	—	301,551
Net Income (loss)	$(1,403,528)	$(2,083,287)	$363,057	$(91,779)	$(3,215,537)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2021
Real estate property under development	$—	$183,090,858	$—	$—	$93,071,511
Total assets	22,249,493	253,880,401	43,831,149	71,628,033	238,035,819

As of June 30, 2020
Real estate property under development	—	93,071,511	—	—	183,090,858
Total assets	$5,466,658	$128,586,174	$39,436,077	$64,546,910	$391,589,076

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

The Company received dividends from SHDEW of $16,472,315 in 2021

NOTE 24 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2021, up through the date the Company issued the interim financial statements and identified no reportable events.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Real Estate Consultation Company, Ltd. (“SHSY”), Suzhou Gao Feng Hui Property Management Company, Ltd, (“SZGFH”), Suzhou Shang Yang Real Estate Consultation Company (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company, Ltd. (“SZXJY”), Linyi Shang Yang Real Estate Development Company Ltd (“LYSH”), Shangqiu Shang Yang Real Estate Consultation Company, Ltd., (“SQSY”), Wuhan Gao Feng Hui Consultation Company Ltd.(WHGFH), Sanya Shang Yang Real Estate Consultation Company, Ltd. (“SYSH”), Shanghai Rui Jian Design Company, Ltd., (“SHRJ”), and Wuhan Yuan Yu Long Real Estate Development Company, Ltd. (“WHYYL”) are sometimes hereinafter collectively referred to as “the Company”, “we”, “our” or “us”.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of July 25, 2021. Phase 2 was divided into north and south area and completed construction of 88 units at the end of 2020. 16 units and 71 units out of all 88 units have been sold and pre-sold during phase 2 by the end of July 25, 2021. Phase 3 began construction in first quarter of 2021. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. (“SHGXL”). According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, located at 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time, we rented any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis going forward. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 8. We also recognized all the units that were sold before the regulation in our financial statement for the fiscal year ended December 31, 2019.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of July 25, 2021. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 25, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 364 out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of June 30, 2021 and December 31, 2020.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the 3 months and 6 months period ended June 30, 2021 with comparisons to the same periods ended June 30, 2020.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2021	% to total	2020	% to total	% change	2021	% to total	2020	% to total	% change
Agency sales	—	—	127,726	34	(100)	—	—	237,942	33	(100)
Property management	305,416	5	245,152	66	25	627,998	8	484,041	67	30
House sales	5,699,917	95	—	0	N/A	7,738,936	92	—	—	N/A
Net revenues	6,005,333	100	327,878	100	1,510	8,366,934	100	721,983	100	1,058

The net revenue in the second quarter of 2021 was $6,005,333, which increased 1,510% from $327,878 in the second quarter of 2020. The net revenue in the first two quarters of 2021 was $8,366,934, which represented a increase of 1,058% from $721,983, in the first two quarter of 2020. In the second quarter of 2021, agency sales, property management, and house sales represented 0%, 5%, and 95% of our net revenues, respectively. For the first two quarters of 2020, agency sales, property management, and house sales represented 0%, 8%, and 92% of our net revenues, respectively. The increase in net revenue in the first two quarter of 2021 was mainly due to we recognized the sales revenue of the Linyi Shangyang project in the first quarter of 2021.

Agency sales

For the second quarter and first two quarters of 2021, 0% and 0%, respectively, of our net revenues were attributable to agency sales. As compared with the same period in 2020, net revenue of agency sales decreased 100% and 100%, respectively, for the second quarter and the first two quarters of 2021.

Property Management

Property management represented 8% of our revenue for the first two quarters of 2021 and revenue from property management increased by 30% compared with the same period in 2020.

House sales

For the first two quarters of 2021, the Company recognized revenue of house sales of Linyi Shanghyang. House sales represented 92% of our revenue for the first two quarters of 2021.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2021	% to total	2020	% to total	% change	2021	% to total	2020	% to total	% change
Agency sales	—	—	155,280	30	(100)	—	—	258,303	22	(100)
Property management	419,213	8	354,407	70	18	809,343	11	902,666	78	(10)
House sales	4,797,953	92	—	0	N/A	6,621,144	89	—	—	N/A
Cost of revenues	5,216,404	100	509,687	100	923	7,430,487	100	1,160,969	100	540

The cost of revenues for the second quarter of 2021 was $5,216,404, which increased 923% from $509,687 during the second quarter of 2020. The cost of revenues for the first two quarters of 2021 was $7,430,487, which increased 540% from $1,160,969 during the first two quarters of 2020. For the second quarter of 2021, agency sales, property management, and house sales represented 0%, 8%, and 92% of our cost of revenues, respectively. For the first two quarters of 2021, agency sales, property management, and house sales represented 0%, 11%, and 89% of our cost of revenues, respectively. The increase in the cost of revenue in the second quarter and decrease in the first two quarters of 2021 was mainly cost of revenue was recognized of Linyi Shangyang project for house sales.

Agency sales

The cost of revenue for agency sales for the first two quarters of 2021 was $0. This decrease was mainly due to none agency sales activity and cost of agency sales happened.

Property management

The cost of revenue for property management for the first two quarters of 2021 was $809,343, a decrease of 10% from $902,666 for the same period in 2020. This was mainly due to less business for the property management.

House sales

For the first two quarters of 2021, the Company recognized cost of revenue for house sales of the Linyi Shangyang project. House sales represented 89% of our cost of revenue for the first two quarters of 2021.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2021	% to total	2020	% to total	% change	2021	% to total	2020	% to total	% change
Agency sales	—	—	19,917	2	(100)	—	—	47,141	2	(100)
Property management	321,999	38	588,540	54	(45)	518,190	27	1,130,584	48	(54)
House sales	532,956	62	489,618	44	8	1,393,996	73	1,170,300	50	19
Operating expenses	854,955	100	1,098,075	100	(22)	1,912,086	100	2,348,025	100	(18)

The operating expenses for the second quarter of 2021 were $854,955, which decreased 22% from $1,098,075 for the same period in 2020. The total operating expenses for the first two quarters of 2021 were $1,912,086, which decreased 18% from $2,348,025 for the same period in 2020. In the second quarter of 2021, agency sales, property management, and house sales represented 0%, 38%, and 64% of the total operating expenses, respectively. For the first two quarters of 2021, agency sales, property management, and house sales represented 0%, 27%, 73% of the total operating expenses, respectively. The decrease in the overall operating expense resulted from the increase in house sales and decrease in property management for the second quarter and the first two quarters of 2021.

Agency sales

The operating expenses for agency sales for the first two quarter of 2021 were $0, a decreased of 100% from $47,141 for the same period in 2020.

Property management

The operating expenses for property management for the first two quarters of 2021 were $518,190, a decrease of 54% from $1,130,584 in the same period in 2020. The decrease is mainly due to greater consulting expenses and re-decorating relating to the business in the period in 2020.

House sales

The operating expenses for house sales for the first two quarters of 2021 were $1,393,996, which increased 19% from $1,170,300 for the same period in 2020.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2021 were $1,615,702, which increased by 29% from $1,256,803 for same period in 2020.

Equity in net gain of an affiliate

A dividend from SHDEW of $33,109,692 was received in the first two quarters of 2021.

Other income, net

Other income for the first two quarters of 2021 was $502,985, an increase of 17% from $428,937 for the same period in 2020. The income increased mainly due to the subsidy received from the government in the period.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

We received a dividend from SHDEW of $33,109,692 in the first two quarters of 2021.

Amount due to directors

The total amount due to directors as of June 30, 2021 was $517,507. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $495,075 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $22,432 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amounts due to SHSJ and JXSY, in the amounts of $31,829,416 and $544,194 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2021, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $17,841,207.

The Company’s operating activities used cash in the amount of $51,086,214, which was primarily attributable to the pre-paid tax of real estate project and payment of bonus to the director.

The Company’s investing activities provided cash resources of $12,323,638, which was primarily attributable to the dividend received from unconsolidated affiliate.

The Company’s financing activities provided cash resources of $18,374,565, which was primarily attributable to the restricted cash.

The potential cash needs for 2021 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the Huai’an project.

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

A.Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

•hiring additional personnel with sufficient knowledge and experience in U.S. GAAP; and

•providing ongoing training course in U.S. GAAP to existing personnel, including our Chief Financial Officer and Financial Controller.

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

B.Evaluation of Disclosure Controls and Procedures

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

C.Changes in Internal Control over Financial Reporting

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification by the Corporation’s Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation’s Chief Financial Officer.

32.1*	Section 1350 Certification by the Corporation’s Chief Executive Officer and Corporation’s Chief Financial Officer.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: August 20, 2021
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: August 20, 2021
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer