Form 10-Q
period 2021-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2021-11-16
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 15, 2021 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2021

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$17,248,871	$40,369,612
Restricted cash (Note 3)	77,875,475	56,051,055
Transactional financial assets (Note 4)	14,518,542	25,012,736
Accounts receivable	38,677	77,464
Real estate property under development (Note 5)	196,842,203	166,236,339
Amount due from an unconsolidated affiliate	32,627,343	549,986
Other receivables and deposits, net (Note 6)	16,941,919	14,596,243
Total current assets	356,093,030	302,893,435

Property and equipment, net (Note 7)	1,209,536	1,384,776
Investment properties, net (Note 8)	26,281,790	27,275,677
Deferred tax assets (Note 18)	1,351,102	955,373
Investment in an unconsolidated affiliate (Note 9)	14,078,705	13,610,330
Goodwill (Note 11)	1,733,136	1,690,029
Other investments (Note 10)	700,920	696,677
Total assets	$401,448,219	$348,506,297

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,541,925	1,532,591
Accounts payable (Note 15)	26,931,686	20,448,001
Amounts due to directors (Note 13)	561,842	23,409,364
Amount due to an affiliate (Note 16)	31,864,315	31,438,576
Customer deposits (Note 17)	160,965,477	116,163,946
Other payables and accrued expenses (Note 14)	9,276,031	8,586,675
Other taxes payable	247,079	452,528
Income taxes payable (Note 18)	944,436	1,028,220
Dividends payables	—	—
Total current liabilities	232,332,791	203,059,901

Long-term income tax payable (Note 18)	2,329,392	2,588,213
Deferred government subsidy (Note 19)	5,110,774	5,079,835
Total liabilities	239,772,957	210,727,949

Commitments and contingencies (Note 20)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	686,919	686,919
Additional paid-in capital	7,570,008	7,570,008
Statutory reserve (Note 21)	3,986,618	3,986,618
Retained Earnings	122,850,998	100,291,529
Accumulated other comprehensive income	22,070,492	22,981,737
Total deficit of Sunrise Real Estate Group, Inc.	157,165,035	135,516,811
Non-controlling interests	4,510,227	2,261,537
Total shareholders’ equity	161,675,262	137,778,348
Total liabilities and shareholders’ equity	$401,448,219	$348,506,297

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$5,597,194	$108,523	$14,295,753	$802,194
Cost of revenues	(4,180,541)	(578,148)	(11,905,538)	(1,693,591)
Gross profit (loss)	1,416,653	(469,625)	2,390,215	(891,397)

Operating expenses	(477,979)	(651,652)	(2,465,851)	(2,907,602)
General and administrative expenses	(1,198,736)	(994,608)	(2,878,477)	(2,202,127)
Operating profit (loss)	(260,062)	(2,115,885)	(2,954,113)	(6,001,126)

Other income (expenses)
Interest income	221,250	221,385	765,472	374,897
Interest expense	—	—	—	—
Other income (loss), net	348,451	23,682,294	33,981,064	24,032,423
Total other Income	569,701	23,903,679	34,746,536	24,407,320

Income (loss) before income taxes	309,639	21,787,794	31,792,423	18,406,194
Income tax benefit (expense)	(1,228,207)	176,864	(1,855,724)	466,590
Net income (loss)	(918,568)	21,964,658	29,936,699	18,872,784
Less: Net (income) loss attributable to non-controlling interests	(430,393)	360,510	(508,037)	839,663
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,348,961)	$22,325,168	$29,428,662	$19,712,447
Net income (loss)	(918,568)	21,964,658	29,936,699	18,872,784
Other comprehensive income Foreign currency translation adjustment	(595,689)	6,150,181	829,408	2,145,320
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive income	(1,514,257)	28,114,839	30,766,107	21,018,104

Less: Comprehensive income attributable to non-controlling interests	(414,228)	236,489	(2,248,690)	2,356,881
Total comprehensive income attributable to shareholders	(1,928,485)	28,351,328	28,517,417	23,374,985
Earnings per share – basic and fully diluted	$(0.02)	$0.33	$0.43	$0.29

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity

Balance, December 31, 2020	68,691,925	$686,919	$7,570,008	$3,986,618	$100,291,529	$22,981,737	$2,261,537	$137,778,348
Profit (loss) for the year					29,428,662		508,037	29,936,699
Dividend					(6,869,193)			(6,869,193)
Translation of foreign operations	—	—	—	—	—	(911,245)	1,740,653	829,408
Balance, Sept. 30, 2021	68,691,925	686,919	7,570,008	3,986,618	122,850,998	22,070,492	4,510,227	161,675,262

	Common Stock					Accumulated		Total
			Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2021	68,691,925	$686,919	$7,570,008	$3,986,618	$124,285,908	$22,650,016	$4,095,999	$163,275,468
Profit (loss) for the year					5,434,283		758,447	6,192,730
Dividend					(6,869,193)			(6,869,193)
Translation of foreign operations	—	—	—	—	—	(579,524)	(344,219)	(923,743)
Balance, Sept. 30, 2021	68,691,925	686,919	7,570,008	3,986,618	122,850,998	22,070,492	4,510,227	161,675,262

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity

Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the year					19,712,447		(839,663)	18,872,784
Translation of foreign operations	—	—	—	—	—	3,662,538	(1,517,218)	2,145,320
Balance, Sept. 30, 2020	68,691,925	686,919	7,570,008	3,194,604	125,038,699	17,339,117	1,375,409	155,204,756

	Common Stock					Accumulated		Total
			Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2020	68,691,925	$686,919	$7,570,008	$3,194,604	$102,589,868	$11,312,957	$1,611,898	$126,966,254
Profit (loss) for the year					22,448,831		(360,510)	22,088,321
Translation of foreign operations	—	—	—	—	—	6,026,160	124,021	6,150,181
Balance, Sept. 30, 2020	68,691,925	686,919	7,570,008	3,194,604	125,038,699	17,339,117	1,375,409	155,204,756

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended Sept. 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$29,936,699	$18,872,784

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	3,807,266	2,724,824
Loss (Gain) on disposal of property, plant and equipment	7,217	9,675
Bad debts	—	—
Equity in net loss (income) of unconsolidated affiliates	(33,775,974)	—
Changes in assets and liabilities
Accounts receivable	39,343	(41,522)
Real estate property under development	(29,656,947)	(54,342,367)
Customer Deposits	44,188,731	77,747,784
Amount due from unconsolidated affiliates	(14,545,221)	(8,981)
Other receivables and deposits	(2,261,623)	(4,401,443)
Deferred tax assets	(390,748)	(468,022)
Net cash from directors	(23,039,479)	(947,096)
Accounts payable	6,372,803	3,828,231
Other payables and accrued expenses	638,426	17,371,024
Other taxes payable	(208,652)	7,955
Income taxes payable	(349,061)	(374,203)
Net cash provided by (used in) operating activities	(19,237,220)	59,978,643

Cash flows from investing activities
Purchases of property and equipment	(29,299)	(285,205)
Net Cash from Transactional financial assets	10,669,404	(22,735,847)
Acquisition of investment	—	(1,412,529)
Dividend distribution of affiliates	16,408,055	—
Net cash provided by (used in) investing activities	27,048,160	(24,433,581)

Cash flows from financing activities
Restricted cash	(21,529,178)	(39,641,623)
Repayments to directors	—	—
Advances from an affiliate	5,004	—
Repayments to an affiliate	—	—
Dividends paid to shareholders	(6,869,193)	—
Net cash provided by (used in) financing activities	(28,393,367)	(39,641,623)

Effect of exchange rate changes on cash and cash equivalents	(2,538,314)	(3,128,740)

Net increase in cash and cash equivalents	(23,120,741)	(7,225,301)
Cash and cash equivalents at beginning of period	40,369,612	15,900,753
Cash and cash equivalents at end of period	$17,248,871	$8,675,452

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—
Interest paid	—	—

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. (“SRRE”) was incorporated in Texas on October 10, 1996 under the name of Parallax Entertainment, Inc. SRRE, together with its subsidiaries and equity investment described below,are collectively referred to as “the Company”, “we”, “our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services, and real estate development in the People’s Republic of China (the “PRC”).

As of September 30, 2021, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited ("SHXJY")	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited ("SHSY")	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited ("SZSY")	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited ("SZXJY")	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited ("LYSY")	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited ("SYSY")	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited ("SHRJ")	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited ("LYRL")	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited ("WHYYL")	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited ("SHXXY")	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Shanghai Da Er Wei Trading Company Limited ("SHDEW")	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd ("HATX")	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. ("TBT")	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Hangzhou Dingding Dangdang Tech Co., Ltd. ("DDDD")	June 21, 2021	PRC	25%	Subsidiary	Streaming platform
1	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement under which the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.

2	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY,entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3	In December 2019, SHDEW issued shares to its employees pursuant to an employee stock bonus. This issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.
4	We established HAZB for the purpose of for real estate development in Huai’an through HATX of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2021 and the results of operations for the nine months ended September 30, 2021 and 2020, and the cash flows for the nine months ended September 30, 2021 and 2020. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of September 30, 2021 and December 31, 2020 are $1: RMB6.4854 and $1: RMB6.5249, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of October 2021. Phase 2 was divided into north and south area and completed construction of 88 units at the end of 2020. 52 units and 36 units out of all 88 units have been sold and pre-sold during phase 2 by the end of October 25, 2021. Phase 3 began construction in the first quarter of 2021 and pre-sold 15 units out of 20 units. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 25, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 365 out of 873 of the second phase.

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

Government Subsidies

Government subsidies include cash subsidies received by the Company’s subsidiaries from local governments of the People’s Republic of China (“PRC”).

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

Government subsidy was received in 2012 and the Company recorded it as deferred government subsidy in balance sheets. As of September 30, 2021, and December 31, 2020, the deferred government subsidy amounted to $5,110,774 and $5,079,835, respectively. The subsidy was used to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project in Linyi, and are repayable if the Company fails to complete the subsidized property development project by the agreed date.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that have applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing a home in our project. Once we complete the transfer h to the buyer, these deposits become unrestricted. As of September 30, 2021 and December 31, 2020, the Company held cash deposits of $77,875,475 and $56,051,055, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2021, we had $14,518,542 invested in bank wealth management investment products. The investments have short term maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity periods. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold 52 units and pre-sold 36 villas out of all 88 units in Phase 2, and pre-sold 15 units out of 20 units in Phase 3 as of October 25, 2021.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of September 30, 2021, land use rights included in real estate property under development totaled $196,842,203.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters ("sqm"). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area ("GFA")of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October

25, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 365 units out of 873 of the second phase.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2021	2020

Advances to staff	$35,065	37,573
Rental deposits	789,908	818,868
Prepaid expense	180,962	53,558
Prepaid tax	14,219,885	9,777,311
Other receivables	1,716,098	3,908,933
	$16,941,919	$14,596,243

Other receivables and deposits as of September 30, 2021 and December 31, 2020 were stated net of allowance for doubtful accounts of $42,051 and $503,814, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2021	2020

Furniture and fixtures	$226,429	$272,878
Computer and office equipment	292,956	210,961
Motor vehicles	724,554	819,945
Properties	2,332,850	2,318,728
	3,576,750	3,622,512
Less: Accumulated depreciation	(2,367,254)	(2,237,736)
	$1,209,536	$1,384,776

Depreciation and amortization expense for property and equipment amounted to $129,518 and $17,825 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2021	2020

Investment properties	$35,833,408	$35,616,482
Less: Accumulated depreciation	(9,551,618)	(8,340,805)
	$26,281,790	$27,275,677

Depreciation and amortization expense for investment properties amounted to $1,210,813 and $1,260,544 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, Hangzhou Dingding Dangdang Tech (DDDD, 25)% and SHTX (23)%. As of September 30, 2021, the investment amount in SHDEW was $13,662,386, in DDDD was $385,481 and SHTX was $30,838.

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

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s measurement alternative investments was $700,920 and $696,677, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended September 30, 2021 and 2020, respectively.

In June 2020, SHSY purchased 7.0915% of Taobuting Media Limited (“TBT”). TBT is a media company that provides content on live streaming platforms such as Douyin (China’s version of Tik Tok).

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB ($3,398,213).

On August 2021, the Company purchased 25% of the shares of Hangzhou Dingding Dangdang ("DDDD") for $385,481 (RMB2,500,000), DDDD focuses on online business.

NOTE 11 - GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB (approximately $3,398,213). As of September 30, 2021, the amount of $1,733,136 of goodwill represents the difference between the investment cost and book value.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of  $1,541,925 and $1,532,591 as of September 30, 2021 and December 31, 2020, respectively.

The promissory note with a principal as of September 30, 2021 amounting to $770,962 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $770,962 and $766,295, respectively.

The promissory note with a principal as of September 30, 2020 amounting to $770,962 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $770,962 and $766,295, respectively.

For the nine months ended September 30, 2021, the interest expense related to these promissory notes was $NIL.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2021	2020

Lin Chi-Jung	$539,493	$23,387,151
Lin Hsin-Hung	22,349	22,213
	$561,842	$23,409,364

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2021	2020

Accrued staff commission and bonus	$268,923	$241,718
Rental deposits received	132,313	92,700
Bid bond	234,373	209,965
Dividends payable to non-controlling interest	207,473	206,217
Other payables	8,432,950	7,836,075
	$9,276,031	$8,586,675

NOTE 15 - ACCOUNT PAYABLE

Account payable was mostly derived from our property development of the Linyi project and the HATX project. As of September 30, 2021, and December 31, 2020, the Company's account payable amounted to $26,931,686 and $20,448,001, respectively.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of September 30, 2021, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $31,317,417. The amount due to JXSY was $546,898, which was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the HATX project, which was pre-sale collection from our customers. As of September 30, 2021, and December 31, 2020, the Company’s customer deposits amounted to  $160,965,477 and $116,163,946, respectively.

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

Government subsidy was received in 2012, and as of September 30, 2021 and December 31, 2020, the Company’s deferred government subsidy amounted to $5,110,774 and $5,079,835, respectively. The subsidy is given to reimburse the land acquisition costs and certain construction costs incurred for the Company’s property development project, and are repayable if the Company fails to complete the subsidized property development project before the agreed date. The entire government subsidy is deferred and included as deferred government subsidy in consolidated balance sheets.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2021 and 2020 were $64,150 and $210,502, respectively.

As of September 30, 2021, the Company had the following operating lease obligations.

Amount

Within one year	$224,862
Two to five years	—
$224,862

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2021, and December 31, 2020, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended September 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$192,814	$5,404,380	$—	$—	$5,597,194
Cost of revenues	17,482	(4,198,023)	—	—	(4,180,541)
Gross profit	210,297	1,206,356	—	—	1,416,653

Operating expenses	9,733	(487,712)	—	—	(477,979)
General and administrative expenses	(457,113)	(735,789)	—	(5,834)	(1,198,736)
Operating loss	(237,083)	(17,145)		(5,834)	(260,062)

Other income (expenses)
Interest income	11,341	208,393	—	1,516	221,250
Interest expense	—	—	—	—	—
Other income, Net	158,862	(1,656)	191,245	—	348,451
Total other (expenses) income	170,203	206,737	191,245	1,516	569,701

Income (loss) before income taxes	(66,880)	189,592	191,245	(4,318)	309,639
Income tax	131,296	(1,359,503)	—	—	(1,228,207)
Net Income(loss)	$64,416	$(1,169,911)	$191,245	$(4,318)	$(918,568)

	Nine Months Ended September 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$61,392,111	$13,681,832	$—	$—	$14,295,753
Cost of revenues	(780,908)	(11,124,630)	—	—	(11,905,538)
Gross profit	(166,987)	2,557,202	—	—	2,390,215

Operating expenses	(108,842)	(2,357,009)	—	—	(2,465,851)
General and administrative expenses	(818,075)	(1,517,733)	—	(542,669)	(2,878,477)
Operating loss	(1,093,904)	(1,317,540)	—	(542,669)	(2,954,113)

Other income (expenses)
Interest income	78,229	672,026	—	15,217	765,472
Interest expense	—	—	—	—	—
Other income, Net	(345,214)	14,791	34,311,487	—	33,981,064
Total other (expenses) income	(266,985)	686,817	34,311,487	15,217	34,746,536

Income (loss) before income taxes	(1,360,890)	(630,723)	34,311,487	(527,452)	31,792,423
Income tax	386,603	(1,491,189)	—	(751,138)	(1,855,724)
Net Income(loss)	$(974,286)	$(2,121,912)	$34,311,487	$(1,278,590)	$29,936,699

	Three Months Ended September 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$21,605	$86,918	$—	$—	$108,523
Cost of revenues	(301,450)	(276,698)	—	—	(578,148)
Gross profit	(279,845)	(189,780)	—	—	(469,625)

Operating expenses	199,233	(850,885)	—	—	(651,652)
General and administrative expenses	(328,554)	(424,111)	—	(241,943)	(994,608)
Operating loss	(409,166)	(1,464,776)		(241,943)	(2,115,885)

Other income (expenses)
Interest income	23,994	194,723	—	2,668	221,385
Interest expense	—	—	—	—	—
Other income, Net	38,791	1,321	23,402,495	—	23,682,294
Total other (expenses) income	62,785	196,044	23,642,182	2,668	23,903,679

Income (loss) before income taxes	(346,381)	(1,268,732)	23,642,182	(239,275)	21,787,794
Income tax	176,864	—	—	—	176,864
Net Income(loss)	$(169,517)	$(1,268,732)	$23,642,182	$(239,275)	$21,964,658

	Nine Months Ended September 30, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$616,105	$186,089	$—	$—	$802,194
Cost of revenues	(871,972)	(821,619)	—	—	(1,693,591)
Gross profit	(255,867)	(635,530)	—	—	(891,397)

Operating expenses	(779,422)	(2,128,180)	—	—	(2,907,602)
General and administrative expenses	(954,158)	(911,301)	—	(336,668)	(2,202,127)
Operating loss	(1,989,447)	(3,675,011)	—	(336,668)	(6,001,126)

Other income (expenses)
Interest income	50,661	318,622	—	5,614	374,897
Interest expense	—	—	—	—	—
Other income, Net	22,814	4,370	24,005,239		24,032,423
Total other (expenses) income	73,475	322,992	24,005,239	5,614	24,407,320

Income (loss) before income taxes	(1,915,971)	(3,352,019)	24,005,239	(331,054)	18,406,194
Income tax	466,590	—	—	—	466,590
Net Income(loss)	$(1,449,381)	$(3,352,019)	$24,005,239	$(331,054)	$18,872,784

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of September 30, 2021
Real estate property under development	$—	$196,842,203	$—	$—	$196,842,203
Total assets	36,252,955	264,622,607	29,298,167	71,274,490	401,448,219

As of September 30, 2020
Real estate property under development	—	143,883,805	—	—	143,883,805
Total assets	$5,187,642	$172,505,693	$65,330,166	$66,901,620	$309,925,121

NOTE 23 – RELATED PARTY TRANSACTIONS

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party, in the first quarter of 2021.

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

The Company received dividends from SHDEW of $16,472,315 in 2021.

NOTE 24 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from October 1, 2021, up through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 24% of the company. On May 27, 2020, LYRL received 10% of the shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owns 34% of LYSY as of May 2020. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into phase 1, phase 2 and phase 3 at this moment. The phase 1 has completed construction of 121 units in May 2015 and the phase 2 has completed construction of 88 units in December 2020. The sales of phase 1 started in November 2013; we have sold 119 units out of all 121 units by October 25, 2021. We have sold and pre-sold 52 and 36 units, respectly, out of all 84 units during phase 2 by October 25, 2021. Phase 3 began construction in first quarter of 2021 and pre-sold of 15 units out of 20 units. In September 2020, LYSY purchased a land of area 54,314 square meters for RMB228,120,000 (approximately USD32,197,146), which is attached to the south border of our developed land.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, which is located on 182 lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one building of apartments. Up to September 30,2021, the project has been sold 76 units out of total 141 units and the remaining 65 units were been operated renting according to the government regulation about the commercial use buildings.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of October 25, 2021. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China.

In October 2018, we established HATX for real estate development in Huai’an through HAZB of which we have 78.46% ownership. HAZB purchased the property in Qingjiang Pu district, Huai’an city, with an area of 78,030 square meters and the Company, through HATX, invested 78.46% shares in HAZB. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 25, 2021, the Company pre-sold 673 out of 679 units of the first phase and pre-sold 365 out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of September 30, 2021 and December 31, 2020.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2021 with comparisons to the period ended September 30, 2020.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021	% to total	2020	% to total	% change	2021	% to total	2020	% to total	% change
Agency sales	—	—	44,708	56	(100)	—	—	282,650	35	(100)
Property management	374,292	6	35,503	44	985	1,002,290	7	519,544	65	93
House sales	5,554,527	94	—		N/A	13,293,463	93	—		N/A
Net revenues	5,928,819	100	80,211	100	7,292	14,295,753	100	802,194	100	1,682

The net revenue for the third quarter of 2021 was $5,928,819, which increased 7,292% from $80,211 from the third quarter of 2020. The net revenue for the first three quarters of 2021 was $14,295,753, which represented a increase of 1,682% from $802,194 from the first three  quarters of 2020. For the third quarter of 2021, house sales and property management represented 94% and 6% of our net revenues, respectively. For the first three quarters of 2021, house sales and property management represented 93% and 7% of our net revenues, respectively. The increase in net revenue for the first three quarters of 2021 was mainly due to the recognition of revenue of Linyi project at a certain portion.

Agency sales

For the third quarter and first three quarters of 2021, there are no agency sales accured,. As compared with the same period in 2020, net revenue of agency sales decreased 100%, respectively, for the third quarter and the first three quarters of 2021.

Property Management

Property management represented 7% of our revenue for the first three quarter of 2021 and revenue from property management increased by 93% compared with the same period in 2020.

House sales

For the first three quarters of 2021, the Company has recognized house sales of Linyi project at a certain portion. House sales represented 93% of our revenue for the first three quarters of 2021.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021	% to total	2020	% to total	% change	2021	% to total	2020	% to total	% change
Agency sales	—	—	137,119	26	(100)	—	—	395,422	23	(100)
Property management	418,778	9	395,502	74	(6)	1,228,121	10	1,298,168	77	(5)
House sales	4,056,273	91		—	N/A	10,677,417	90	—		N/A
Cost of revenues	4,475,051	100	532,622	100	740	11,905,538	100	1,693,591	100	602

The cost of revenue for the third quarter of 2021 was $4,475,051, which increased 740% from $532,622 during the third quarter of 2020. The cost of revenues for the first three quarters of 2021 was $11,905,538, which increased 602% from $1,693,591 during the first three quarters of 2020. For the third quarter of 2021, property management, and house sales represented 9% and 91% of our cost of revenue, respectively. For the first three quarters of 2021, property management, and house sales represented 10% and 90% of our cost of revenue, respectively. The increase in the cost of revenue in the third quarter and in the first three quarters of 2021 was mainly due to the company recognized the cost of revenue of Linyi project at a certain portion.

Agency sales

The cost of revenue for agency sales for the first three quarters of 2021 was $NIL, an decrease of 100% from $137,119 in the same period in 2020.

Property management

The cost of revenue for property management for the first three quarters of 2021 was $1,228,121, an decrease of 5% from $1,298,168 in the same period in 2020.

House sales

For the first three quarters of 2021, the Company has recognized house sales of cost of revenue of Linyi project at a certain portion. House sales represented 90% of our revenue for the first three quarters of 2021.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2021	% to total	2020	% to total	% change	2021	% to total	2020	% to total	% change
Agency sales	—	—	22,138	4	(100)	—	—	69,279	2	(100)
Property management	165,805	30	129,417	23	28	683,995	28	1,260,001	43	(45)
House sales	387,860	70	408,022	73	(5)	1,781,856	72	1,578,322	54	13
Operating expenses	553,665	100	559,577	100	(1)	2,465,851	100	2,907,602	100	(15)

The operating expenses for the third quarter of 2021 were $553,665, which decreased 1% from $559,577 for the same period in 2020. The total operating expenses for the first three quarters of 2021 were $2,465,851, which decreased 15% from $2,907,602 for the same period in 2020. For the third quarter of 2021, property management and house sales represented 30%, and 70% of the total operating expenses, respectively. For the first three quarters of 2021, property management and house sales represented 28%, and 72% of the total operating expense, respectively. The decrease in the overall operating expense resulted from the decrease in property management for the third quarter and the first three quarters of 2021.

Agency sales

The operating expenses for agency sales for the first three quarters of 2020 were $NIL, a decrease of 100% from $69,279 in the same period in 2020.

Property management

The operating expenses for property management for the first three quarters of 2021 were $683,995, an decrease of 45% from $1,260,001 in the same period in 2020. The decrease is mainly due to the consulting expenses relating to the business.

House sales

The operating expenses for house sales for the first three quarters of 2021 were $1,781,856 which increased 13% from $1,578,322 in the same period in 2020. The increase is mainly due to the operations of HATX project.

General and Administrative Expenses

General and administrative expenses in the first three quarters of 2021 were $2,878,477, a increase of 31% from $2,202,127, in the same period in 2020.

Other income, net

Other income for the first three quarters of 2021 was $33,981,064, an increase of 41% from a gain of $24,032,423 for the same period in 2020. The increase in income was mainly due to the dividend received from SHDEW and the gain of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2021 was $561,842. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consists of temporary advances at the amount of $539,493 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $22,349 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amount due to SHSJ and JXSY, in the amount of $31,317,417 and $546,898, were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2021, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $17,248,871.

The Company’s operating activities used cash in the amount of $19,237,220, which was primarily attributable to the construction of real estate development.

The Company’s investing activities provided cash resources of $27,048,160, which was primarily attributable to the investment in transactional financial assets and dividend distribution from affiliates.

The Company’s financing activities used cash resources of $28,393,367, which was primarily attributable to the restricted cash of our real estate developments.

The potential cash needs for 2021 are for investment in transactional financial assets, construction for our development projects in the Huai’an project (HATX) and the Linyi project.

According to the public records, the Market Supervision Administrations of Baokang County, which is a county located within Xiangyang City, Hubei Province, China, is conducting an investigation into the business practices of SHDEW and some of its affiliates. SHDEW is in the business of selling cosmetics and other consumer goods online. While we own approximately 19.91% of SHDEW, we do not have any control or influence over its business practices. We are not related to this investigation, and we are unable to evaluate the merits of any allegations. At this stage, we are also unable to evaluate the impact on our future cash flow resulting from this investigation.

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

Date: November 15, 2021
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: November 15, 2021
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer