Form 10-K
period 2021-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2022-04-19
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $5,060,484.99, based on the average opening and closing price of $0.33 for the Common Stock on June 30, 2021.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of April 18, 2022 was 68,691,925 shares.

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

SRRE operates through its wholly owned subsidiaries, CY-SRRE and LRY. CY-SRRE and LRY do not have operations themselves but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through its wholly owned subsidiaries, SHSY. SHXJY and SHSY are property development and property management business. Our company organization chart is as follows:

Figure 1: Company Organization Chart

Sunrise Real Estate Group, Inc.
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
Lin Ray Yang Enterprise Ltd., BVI
15%
100%
100%
78.5%
Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd.
Shanghai Shang Yang Investment Management and Consulting Co., Ltd. 1
Huai'an Zhanbao Industrial Co., Ltd.
12.5%
26%
75%
100%
100%
51%
25%
100%
Suzhou Xin Ji Yang Real Estate Consult. Co., Ltd.
49%
Sanya Shang Yang Real Estate Consult.
Shanghai Huitian Wealth Mgmt. Co., Ltd
Hangzhou DingDing Dangdang Tech. Co., Ltd.
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

Our major business is real estate investments, property leasing services, property management services, and real estate development in the PRC. Additionally, we have expanded our business to financial activities such as entity investment fund management, and financial services.

For the fiscal year ended December 31, 2021, no percent of our net revenue was generated from our brokerage operations. For these services, we would earn a commission fee calculated as a percentage of the sales prices. We have focused our sales on the entire China market, with a particular focus on the second-tier cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou and Wuhan.

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. We subsequently phased out of the agency sales operations where we no longer has this business unit.

SHDEW was established in June 2013 as a skincare and cosmetic company. We own 19.91% of the common stock of SHDEW. As the Company does not have significant influence in SHDEW and the change of ownership to 19.91% from 20.38% due to certain SHDEW employee stock bonus having vested in December 2019, we changed our accounting method for the SHDEW investment from the equity method to the alternative measurement. The company has made progress in its operations, becoming an ecommerce business with its own app and a membership of over seven million members as of March 10, 2022. SHDEW is developing its own skincare products as well as solidifying its position in the ecommerce platform.

Business Activities

Our main operating subsidiary, SHSY, has real estate developments for residential properties as well as property management and leasing. We also have developed a network of landowners and developers, allowing us to explore opportunities in property investments.

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of March 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by the end of March, 2022. Phase 3 began construction in the first quarter of 2021 and pre-sold 20 units out of 51 units at the end of March 2022. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 20, 2022, the Company sold and pre-sold 343 units and 327 units, respectively, out of 679 units of the first phase and pre-sold 364 units out of 873 of the second phase.

Real Estate Development

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of March, 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. all 88 units have been sold during phase 2 by March 31, 2022. Phase 3 began construction in the first quarter of 2021. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 20, 2022, the Company sold and pre-sold 343 and 327 units, respectively, out of 679 units of the first phase and pre-sold 364 out of 873 units of the second phase.

Property Management and Leasing

The Company has two floors of office space encompassing 5,152 square meters in Huilong Tower in Suzhou. We manage these two floors to lease out to prospective tenants.

We also do leasing for the unsold units of the GXL project as stated above. Total leasing area for the GXL building is 3,611 square meters.

Mainland China’s Property Sector

The industry’s macro environment is improving, and the property sector is gradually becoming a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2017 through 2021:

GDP GROWTH
2017	6.9%
2018	6.6%
2019	6.1%
2020	2.3%
2021	8.1%

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

●	A down payment must be no less than 30% of the purchase price for first self-use housing unit purchases by a family with a gross construction area of more than 90 square meters;
●	The minimum down payment for the second housing unit purchased by a family is increased from 40% to 50% and the loan interest rate must be no less than 110% of benchmark lending interest rate;
●	Down payment for the third or additional housing unit purchased by any family and the loan interest rate must be further increased significantly based on the rate for the first and second housing units, as determined by commercial banks based on their assessment of the risks;
●	Commercial banks may suspend extending loans to families for their purchases of the third or additional housing units in regions where commercial housing unit prices are too high or have risen too fast or supply of housing units is insufficient. The banks may also suspend extending loans to individuals for their purchase of housing units outside of their registered residence if they cannot furnish evidence of their tax or social insurance premium payment for at least one year locally in the region where the subject housing units are located; and

●	Local governments are allowed to limit the total number of housing units one can purchase in certain period in light of the local situation.

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

Employees

As of December 31, 2021, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	1
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	1

SZXJY
Administration Dept.	10
Research & Development Dept.	3
Accounting Dept.	3
Marketing Dept.	14

SZSY
Marketing Dept.	4
Research & Development Dept.	1

SHSY
Administration Dept.	2
Accounting Dept.	2
Development Dept.	4

LYSY
Accounting Dept	2
Administration Dept.	5
Construction Dept.	12
Marketing Dept.	2
Executive Dept.	3

HATX
Administration Dept.	8
Accounting Dept.	4
Construction Dept.	10
Marketing Dept.	6

SHRJ
Administration Dept.
Design Dept.	1
Total	103

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

SHDEW, an unconsolidated affiliate, has generated the majority of our cash receipts through the payment of dividends and advances in the past few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. As of December 31, 2021, we owned 19.91% of SHDEW, but we do not control or have significant influence on its operations, the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

The payment of the dividend declared by our Board of Directors on December 28, 2021 is uncertain

On December 28, 2021, our Board of Directors declared a dividend of $0.15 per share but gave discretion to the officers of the Company to determine when to pay such dividend. No record date or payment date has been determined and there is no assurance when or if such dividend will be paid.

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

If we experience financial or other difficulties in our property development, our business and revenues could be adversely affected.

We are exposed to the risks that developers may experience financial or other difficulties, which may affect our ability or will to carry out any existing development project. Any of these factors could adversely affect our revenues, profitability and results of operations.

As a property developer, we are subject to extensive government regulation which could make it difficult for us to obtain adequate funding or additional funding. Various PRC regulations restrict developers’ ability to raise capital through external financings and other methods, including, but not limited to, the following:

●	developers cannot pre-sell uncompleted residential units in a project prior to achieving certain development milestones specified in related regulations;
●	PRC banks are prohibited from extending loans to real estate companies to fund the purchase of land use rights;
●	developers cannot borrow from a PRC bank for a particular project unless we fund at least 35% of the total investment amount of that project using our own capital;
●	developers cannot borrow from a PRC bank for a particular project if we do not obtain the land use right certificate for that project;
●	property developers are strictly prohibited from using the proceeds from a loan obtained from a local bank to fund property developments outside of the region where the bank is located; and
●	PRC banks are prohibited from accepting properties that have been vacant for more than three years as collateral for a loan.

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

We may be unable to complete our property developments on time or at all.

The progress and costs for a development project can be adversely affected by many factors, including, without limitation:

●	delays in obtaining necessary licenses, permits or approvals from government agencies or authorities;
●	shortages of materials, equipment, contractors and skilled labor;
●	disputes with our third-party contractors;
●	failure by our third-party contractors to comply with our designs, specifications or standards;
●	difficult geological situations or other geotechnical issues;
●	on-site labor disputes or work accidents; and natural catastrophes or adverse weather conditions.

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

As of March 20, 2022, Ace Develop Properties directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our director, is the sole shareholder of Ace Develop. As of March 20, 2022, Robert Lin Investments directly controls 2.2% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.78 per share to a low of $0.15 per share in 2021. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We paid a cash dividend of $0.1 per share on our common stocks on June 10, 2021. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stocks, which is uncertain and unpredictable.

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

The real estate market in Yangtze Delta and other areas of the PRC is a developing market.

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

Substantially all of our revenues and operating expenses are denominated in Renminbi. Conversion of Renminbi is under strict government regulation in the PRC. The Renminbi is currently freely convertible under the “current account”, including trade and service-related foreign exchange transactions and payment of dividends, but not under the “capital account”, which includes foreign direct investment and loans. Under the existing foreign exchange regulations in the PRC, we will be able to pay dividends in foreign currencies without prior approval from the State Administration for Foreign Exchange by complying with certain procedural requirements. However, there is no assurance that the above foreign policies regarding payment of dividends in foreign currencies will continue in the future.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2021			2020
	High	Low		High	Low
First quarter	$0.78	$0.31	First quarter	$0.45	$0.35
Second quarter	$0.60	$0.31	Second quarter	$0.55	$0.37
Third quarter	$0.33	$0.15	Third quarter	$0.55	$0.40
Fourth quarter	$0.22	$0.15	Fourth quarter	$0.55	$0.30

As of December 31, 2021, we have approximately 604 record holders of our common stock. On December 31, 2021, the closing price of our common stock was $0.21.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2021.

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

The principal activities of the Company are real estate development, real estate investments, property leasing services and property management services in the PRC.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

In addition to historical information, this Form 10-K contains forward-looking statements. Forward-looking statements are based on our current beliefs and expectations, information currently available to us, estimates and projections about our industry, and certain assumptions made by our management. These statements are not historical facts. We use words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions to identify our forward-looking statements, which include, among other things, our anticipated revenue and cost of our property development and investment business.

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

The following critical accounting policies rely upon assumptions and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition

Most of the Company’s revenue is derived from real estate sales in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized at a point in time when the customer obtains control of the asset.

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

There is no impairment of real estate property under development during the years ended December 31, 2020 and 2021.

Impairment of Long-lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2021 and 2020.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2021 with comparisons to the historical year ended December 31, 2020.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2021	% to total	2020	% to total	% change
Property management	1,340,951	2	1,047,092	18	28
House sales	52,799,457	98	4,844,476	82	990
Net revenues	54,140,409	100	5,891,568	100	819

The net revenue for 2021 was $54,140,409, an increase of 819% from $5,891,568 in 2020. In 2021, property management and house sales represented 2%, and 98% of our total net revenue. The increase in 2021 was mainly due to the recognition of house sales of the Linyi project and the HATX project in 2021.

Property Management

Property management represented 2% of our revenue in year of 2021 and revenue from property management increased by 28% compared with 2020.

House Sales

House sales represented 98% of our revenue in year of 2021. The company has recognized a proportion of net revenue from the Linyi project and the HATX project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2021	% to total	2020	% to total	% change
Property management	1,668,434	4	1,705,765	32	(2)
House sales	39,564,623	96	3,646,445	68	985
Cost of revenues	41,233,057	100	5,352,210	100	670

The cost of revenues for 2021 was $41,233,057, an increase of 670% from $5,352,210 for 2020. In 2021, property management and house sales represented 4%, and 96% of total cost of revenues. The increase in cost of revenues is mainly due to the recognition of cost of revenue of house sales from the Linyi project and the HATX project in 2021.

Property Management

The cost of revenue from property management for 2021 was $1,668,434, an decrease of 2% from $1,705,765 for 2020.

House Sales

House sales represented 96% of our cost of revenue in year of 2021. The Company has recognized its cost of revenue from the Linyi project and the HATX project at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2021	% to total	2020	% to total	% change
Property management	990,738	29	1,481,147	40	(33)
House sales	2,427,124	71	2,217,917	60	9
Operating expenses	3,417,862	100	3,699,065	100	(8)

The operating expenses for 2021 were $3,417,862, an decrease of 8% from $3,699,065 in 2020. In 2021, the expenses related to property management and house sales represented 29%, and 71% of the total operating expenses.

Property Management

In 2021, the operating expenses for property management decreased by 33% compared to the amount in 2020. The primary reason for the decrease was due to less relevant consulting service costs and property renewing cost.

House sales

The operating expenses related to our house sales business in 2021 increased by 9% compared to 2020. This increase was mainly due to the increase in our sales promotion activities in HATX project and Linyi project.

General and Administrative Expenses

The general and administrative expenses in 2021 were $3,299,319, which was a 87% decrease from $24,624,930 in 2020. The primary reason for the decrease was due to the accrued bonus to be paid to Mr. Lin Chi-Jung of $21,167,305 in 2020.

Operating Loss

In 2021, we had an operating gain of $6,190,171, representing an increased gain from an operating loss of $27,784,638 in 2020.

The increase in gain was mainly due to the gain from the house sales recognition of the Linyi project and the HATX project in 2021 and accrued bonus to be paid to Mr. Lin Chi-Jung of $21,167,305 in 2020

Other income, Net

Other income in 2021 was $41,298,243, we received dividends of 16,690,371 from SHDEW this year.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount Due To Directors

The amounts due to directors as of December 31, 2021 were $525,396. The amounts due were as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2021 was $502,663, which is unpaid loan.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2021 was $22,733, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

The unpaid portion of dividend announced of SHDEW, an unconsolidated affiliate, at the amount of $15,519,112.

Amount Due to Affiliates

As of December 31, 2021, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $19,932,996 and JXSY, $556,308, was an intercompany transfer for day-to-day operations.

Equity Stock Option

On December 28, 2021, the Board of Directors of the Company authorized the Company to issue options to purchase an aggregate of 3,000,000 shares of common stock as a bonus incentive to 13 individuals, who has each served the Company for a minimum of eight years. The options vested immediately and are exercisable until December 27, 2023 at an exercise price of $0.60 per share. The Directors and Executive Officers who were granted options include:

Lin Chi Jung	Director	2,000,000	shares
Zhang Jian	Chief Executive Officer	150,000	shares
Lin Hsin Hung	Chairman of the Board	100,000	shares
Pan Yu Jen	Director	100,000	shares
Mi Yong Jun	Chief Financial Officer	150,000	shares
Wang Wen Hua	Director	25,000	shares

LIQUIDITY AND CAPITAL RESOURCES

In 2021, our principal sources of cash were revenues from our receipts in advance from real estate development projects, property management business, as well as the dividend distribution from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $24,901,044.

Net cash used in the Company’s operating activities in 2021 was $19,042,772, representing an decrease of receipts in cash in the amount of $37,636,738 as compared to the cash provided for 2020. The decrease was primarily attributable to the decrease in cash used in unconsolidated affiliates of $43,324,502 and the payment of bonus to the director, Mr. Lin Chi Jung.

Net cash provided by the Company’s investment activities was $28,146,953, representing a increase of $2,080,869 as compared to the cash received in investing activities for 2020. The increase in cash from investment activities was primarily attributable to the increase in cash provided in dividend distribution from SHDEW, an affiliate, of $16,690,371 and net cash from transactional financial assets in 2021.

Net cash used by the Company’s financing activities was $22,327,921, representing an decrease from $2,010,325 in 2020. This decrease was primarily attributable to restricted cash of $15,458,728.

The cash needs for 2022 were for the funds required to finance the Company’s future projects in property development and real estate developments.

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

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next twelve months by successfully implementing its business plans, obtaining continued support from its lenders to roll over debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2021, we expect a substantial cash dividend from SHDEW in 2022, which will be our principal source of liquidity. We have been able to secure new bank lines of credit from banks and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur such that the Company is unable to successfully implement its business plans, fails to obtain continued support from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

According to the public records, the Market Supervision Administrations of Baokang County (located in Xiangyang City, Hubei Province) and Yuhua District (located in Shijiazhuang City, Hebei Province), is conducting investigations into the business practices of SHDEW and some of its affiliates. SHDEW is in the business of selling cosmetics and other consumer goods online. While we own approximately 19.91% of SHDEW, we do not have any control or influence over its business practices. We are not related to this investigation, and we are unable to evaluate the merits of any allegations. At this stage, we are also unable to evaluate the impact on our future cash flow resulting from this investigation.

Indebtedness

The Company’s indebtedness is described under “Note 12-Promissory Notes Payable” and “Note 13- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2021 and 2020 in Item 8.

Promissory Notes: As of December 31, 2021, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,568,455 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2021 and 2020, respectively.

Advances from Officers and Directors: The Company has also financed its operations in part with advances from officers and directors. The Company had loans with unpaid principals and interest expenses as of December 31, 2021 and December 31, 2020 totaling $525,396 and $23,409,364, respectively. The balances are unsecured and interest free.

Amount due to affiliates: As of December 31, 2021, the amount due to SHSJ and Jiaxing Shangyang (“JXSY”), in the amount of $20,489,304, was intercompany transfers for day-to-day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, the Company issues stock-based compensation in accordance with ASC 718, Compensation.

Auditing management’s calculation of the fair value of stock-based compensation can be a significant judgment given the fact that the Company uses management estimates on various inputs to the calculation.

To evaluate the appropriateness of the fair value determined by management, we examined and evaluated the inputs management used in calculating the fair value of the stock-based compensation.

/s/ RH CPA

We have served as the Company’s auditor since 2017.

PCAOB ID: 6389

Bayside, NY

April 14, 2022

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2021	2020
ASSETS

Current assets
Cash and cash equivalents	$24,901,044	$40,369,612
Restricted cash (Note 3)	73,010,575	56,051,055
Transactional financial assets (Note 4)	13,890,946	25,012,736
Accounts receivable, net	65,850	77,464
Real estate property under development (Note 5)	178,685,026	166,236,339
Amount due from unconsolidated affiliates (Note 9)	15,837,851	549,986
Other receivables and deposits, net (Note 6)	15,241,563	14,596,243
Total current assets	321,632,855	302,893,435

Property and equipment, net (Note 7)	1,238,416	1,384,776
Investment properties, net (Note 8)	26,340,669	27,275,677
Deferred tax assets	853,364	955,373
Investments in unconsolidated affiliates (Note 9)	14,320,943	13,610,330
Other investments, net (Note 10)	712,981	696,677
Goodwill (Note 11)	1,855,655	1,690,029
Total assets	$366,954,883	$348,506,297

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 12)	1,568,455	1,532,591
Amounts due to directors (Note 13)	525,396	23,409,364
Accounts payable (Note14)	25,120,074	20,448,001
Customer deposits (Note 15)	126,175,201	116,163,946
Amount due to an affiliate (Note 16)	20,489,304	31,438,576
Other payables and accrued expenses (Note 17)	8,819,132	8,586,675
Other taxes payable	404,833	452,528
Income Taxes payable (Note 18)	683,957	1,028,220
Dividends payable	10,303,789	—
Total current liabilities	194,090,141	203,059,901

Long-term income tax payable (Note 18)	2,243,118	2,588,213
Deferred government subsidy	—	5,079,835

Total liabilities	196,333,259	210,727,949

Commitments and contingencies (Note 20)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2021 and 2020, respectively	686,919	686,919
Additional paid-in capital	8,050,008	7,570,008
Statutory reserve (Note 19)	3,986,618	3,986,618
Retained earnings	117,729,224	100,291,529
Accumulated other comprehensive income	24,738,423	22,981,737
Total equity of Sunrise Real Estate Group, Inc.	155,191,192	135,516,811
Non-controlling interests	15,430,432	2,261,537
Total stockholders’ equity	170,621,624	137,778,348

Total liabilities and stockholders’ equity	$366,954,883	$348,506,297

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2021	2020
Net revenues	$54,140,409	$5,891,567
Cost of revenues	(41,233,057)	(5,352,210)
Gross profit	12,907,352	539,357

Operating expenses	(3,417,862)	(3,699,065)
General and administrative expenses	(3,299,319)	(24,624,930)
Operating profit (loss)	6,190,171	(27,784,638)

Other income (expenses)
Interest income	936,108	582,788
Interest expense	—	(48)
Other income (loss)	41,298,243	25,186,060
Total Other Income (Expenses)	42,234,351	25,768,800

Income (Loss) before income taxes	48,424,522	(2,015,838)
Income taxes (Note 18)	(2,140,466)	(2,226,871)
Net income /(loss)	46,284,056	(4,242,709)
Less: Net (income) loss attributable to non-controlling interests	(11,238,667)	—
Net income attributable to stockholders of Sunrise Real Estate Group, Inc.	$35,045,389	$(4,242,709)

Earnings per share - basic and fully diluted	$0.51	$(0.06)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2021	2020
Net income /(loss)	$46,284,056	$(4,242,709)

Other comprehensive income
- Foreign currency translation adjustment	3,680,999	7,834,405
- Discontinuation of the equity method for an investment	—	—
Total comprehensive income (loss)	49,965,055	3,591,696
Less: Comprehensive loss attributable to non-controlling interests	(13,164,962)	1,470,753

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$36,800,093	$5,062,449

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2019	68,691,925	$686,919	$7,570,008	$3,194,604	$105,326,252	$13,676,579	$3,732,290	$134,186,652
Profit (loss) for the year	—	—	—	—	(4,242,709)	—	—	(4,242,709)
Company purchase	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	792,014	(792,014)	—	—	—
Translation of foreign operations	—	—	—	—	—	9,305,158	(1,470,753)	7,834,405
Balance, December 31, 2020	68,691,925	686,919	7,570,008	3,986,618	100,291,529	22,981,737	2,261,537	137,778,348

	Common Stock
	Number					Accumulated		Total
	of		Additional		Retained	Other		Stockholders’
	shares		Paid-in	Statutory	Earnings	Comprehensive	Non- controlling	(Deficit)
	issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2020	68,691,925	$686,919	$7,570,008	$3,986,618	$100,291,529	$22,981,737	$2,261,537	$137,778,348
Profit (loss) for the year	—	—	—	—	34,565,389	—	11,238,667	46,284,056
Company Cancellation	—	—	—	—	45,288	—	—	45,288
Common stock issued to employees and consultant for services	—	—	480,000	—	—	—	—	480,000
Dividend distributions	—	—	—	—	(17,172,982)	—	—	(17,172,982)
Translation of foreign operations	—	—	—	—	—	1,756,686	1,930,228	3,686,914
Balance, December 31, 2021	68,691,925	686,919	8,050,008	3,986,618	117,729,224	24,738,423	15,430,432	170,621,624

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$46,284,056	$(4,242,709)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	4,281,324	2,546,065
Loss (gain) on disposal of property and equipment	7,666	14,892
Equity in net loss (gain) of unconsolidated affiliates	—	(23,869,057)
Changes in assets and liabilities
Accounts receivable	13,264	(48,464)
Net Cash from directors	(23,148,580)	20,599,747
Real estate property under development	(8,455,093)	(70,177,884)
Customer deposits	7,204,719	87,703,469
Amount due from unconsolidated affiliates	(43,324,502)	4,785,080
Other receivables and deposits	(300,077)	(6,169,429)
Deferred tax assets	122,863	(517,406)
Accounts payable	4,142,878	14,906,144
Other payables and accrued expenses	31,136	(6,556,485)
Taxes payable	(708,968)	(421,399)
Deferred government subsidy	(5,135,878)	—
Other Tax payable	(57,580)	41,402
Net cash provided by (used in) operating activities	(19,042,772)	18,593,966

Cash flows from investing activities
Acquisition of property, plant and equipment	(109,047)	(355,886)
Proceeds from disposal of plant and equipment	—	45,980
Capital injection to unconsolidated affiliates, net	—	(543,418)
Acquisition of investment	—	(1,412,529)
Transactional financial assets	11,565,629	4,462,880
Dividend distribution of affiliates	16,690,371	23,869,057
Net cash provided by investing activities	28,146,953	26,066,084

Cash flows from financing activities
Advances from an affiliate	—	24,107,439
Dividends paid	(6,869,193)	—
Restricted cash	(15,458,728)	(44,425,035)
Net cash (used in) financing activities	(22,327,921)	(20,317,596)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,244,828)	126,405

Net increase (decrease) in cash, cash equivalents and restricted cash	(15,468,568)	24,468,859
Cash, cash equivalents, and restricted cash at beginning of year	40,369,612	15,900,753
Cash, cash equivalents, and restricted cash at end of year	$24,901,044	$40,369,612
Supplemental disclosure of cash flow information
Income taxes paid	$345,095	$3,096,666
Interest paid	—	—

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

As of December 31, 2021, the Company has the following major subsidiaries and equity investments.

			% of
			Ownership		Relationship
	Date of	Place of	held by the		with the
Company Name	Incorporation	Incorporation	Company		Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%		Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%		Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%		Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%		Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]		Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%		Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]		Subsidiary	Real estate development
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%		Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%		Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%		Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%		Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%		Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%		Equity investment	Property brokerage services
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]		Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%		Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%		Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%		Subsidiary	Streaming platform
Hangzhou Dingding Dangdang Tech Co., Ltd. (“DDDD”)	June 21, 2021	PRC	25%		Subsidiary	Streaming platform

1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling 75.25% equity interest in SZSY.
2.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding 15% equity interest and SZXJY holding 60% equity interest in SHXYJB.
4.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

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

On June 6, 2013, SHSY and LYRL together with 4 investors established a company, Shanghai Daerwei (“SHDEW”), in the PRC focusing on the cosmetics and skincare business. SHSY holds 12.6% equity interest and LYRL holds 7.3% equity interest in SHDEW. As the Company does not have significant influence in SHDEW , we adopted the alternative measurement accounting method for the SHDEW investment.

On July 25, August 19 and October 15, 2014 respectively, the Company established three investment holding company separately, namely SHHT, SHSYTX and SZSYHT. These three companies were wholly owned subsidiary to the Company and have not commenced their operations. In the year 2017, SHSYTX has transferred its shares of 76.92% to other shareholders and has 19.9% as of 2020. SZSYHT has transferred all of its shares to other shareholders.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 20, 2022, the Company sold and pre-sold 343 units and 327 units, respectively, out of 679 units of first phase and pre-sold 364 out of 873 of second phase.

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

The Company conducts credit evaluations of customers and generally does not require collateral or other security from customers. The Company establishes an allowance for doubtful accounts primarily based upon the age of the receivables and factors relevant to determining the credit risk of specific customers. The amount of receivables ultimately not collected by the Company has generally been consistent with management’s expectations and the allowance established for doubtful accounts.

Major Customers

During the year ended December 31, 2021 and 2020, there was no single customer that represented more than 10%of our net revenues.

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

The exchange rates as of December 31, 2021 and December 31, 2020 were $1: RMB6.3757 and $1: RMB6.5249 respectively.

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

For the years ended December 31, 2021 and 2020, the Company had not recognized any impairment for real estate property under development.

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

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and any impairment losses. Depreciation is computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets as follows:

Estimated
Useful Life
(in years)
Furniture and fixtures	5‑10
Computer and office equipment	3‑5
Motor vehicles	5
Properties	20

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

Impairment of Long-lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and 2020, the Company provided no allowance for impairment loss on investments in unconsolidated affiliates.

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

During the year ended December 31, 2021 and 2020, the Company provided no allowance for impairment loss on other investments.

Revenue Recognition

Most of the Company’s revenue is derived from real estate sales in the PRC. The majority of the Company’s contracts contain a single performance obligation involving significant real estate development activities that are performed together to deliver a real estate property to customers. Revenues arising from real estate sales are recognized when or as the control of the asset is transferred to the customer. The control of the asset may transfer over time or at a point in time. For the sales of individual condominium units in a real estate development project, the Company has an enforceable right to payment for performance completed to date, revenue is recognized at a point in time when the customer obtains control of the asset.

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2021 and 2020 were net loss and foreign currency translation adjustments.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). The fair values of stock options were determined using the Black-Scholes options pricing model.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2021 and 2020.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of December 31, 2021 and December 31, 2020, the Company held cash deposits of $73,010,575 and $56,051,055, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2021, we have $13,890,946 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold all 84 units in Phase 2, and pre-sold 20 units out of 51 units in Phase 3 as of March 20, 2022.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of December 31, 2021, land use rights included in real estate property under development totaled $178,685,026.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in  2020 with a GFA of 99,123 sqm totaling 873 units. As of March 20, 2022, the Company sold and pre-sold 343 units and 327 units, respectively, out of 679 units of the first phase and pre-sold 364 units out of 873 of the second phase.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2021	2020
Advances to staff	$37,383	$37,573
Rental deposits	803,515	818,868
Prepaid expense	21,332	53,558
Prepaid tax	12,610,075	9,777,311
Other receivables	1,769,258	3,908,933
	$15,241,563	$14,596,243

Other receivables and deposits as of December 31, 2021 are stated net of allowance for doubtful accounts of $515,604 (2020: $503,814). Other receivables of $1,769,258 mainly consists of $873,629 from Shanghai Wu Zhao Hao and $519,158 from Panjian.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2021	2020
Furniture and fixtures	$233,678	$272,878
Computer and office equipment	368,165	210,961
Motor vehicles	737,987	819,945
Properties	2,372,989	2,318,728
	3,712,820	3,622,512
Less: Accumulated depreciation	2,474,404	2,237,736
	$1,238,416	$1,384,776

During the year ended December 31, 2021, depreciation and amortization expense for property and equipment amounted to $236,668.

NOTE 8 – INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2021	2020
Investment properties	$36,449,956	$35,616,482
Less: Accumulated depreciation	(10,109,287)	(8,340,805)
	$26,340,669	$27,275,677

During the year ended December 31, 2021, depreciation and amortization expense for investment properties amounted to $4,000,062.

NOTE 9 – INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%), Hangzhou Dingding Dangdang Tech (DDDD, 25%) and SHTX (19.9%). As of December 31, 2021, the investment amount in SHDEW was $13,897,460, in DDDD was $392,114 and in SHTX was $31,369.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of December 31, 2021. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

On August 2021, the Company purchased 25% of the shares of Hangzhou Dingding Dangdang (“DDDD”) for f $385,481 (RMB2,500,000). DDDD focus on online business.

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2021 and December 31, 2020, the carrying amount of the Company’s measurement alternative investments was $712,981 and $696,677, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2021 and 2020, respectively.

NOTE 11 – GOODWILL

In April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group in the amount of 22.17 million RMB ($3,398,213). The amount of $1,855,655 of goodwill is from the difference between the investment cost and book value.

NOTE 12 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,568,455 and $1,532,591 as of December 31, 2021 and December 31, 2020, respectively.

The promissory note with a principal as of December 31, 2021 amounting to $784,228 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $784,228 and $766,295, respectively.

The promissory note with a principal as of December 31, 2021 amounting to $784,228 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2021, and December 31, 2020, the outstanding principal and unpaid interest related to this promissory note amounted to $784,228 and $766,295, respectively.

During the year ended December 31, 2021 and 2020, there were no interest expenses related to these promissory notes.

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2021	2020
Lin Chi-Jung	$502,663	$23,387,151
Lin Hsin-Hung	22,733	22,213
	$525,396	$23,409,364

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 - ACCOUNTS PAYABLE

As of December 31, 2021, and 2020, the balances of accounts payable were $25,120,074 and $20,448,001 respectively. The balance of accounts payable as of December 31, 2021 included unpaid development fee of Linyi project of $2,029,806 and HATX project of $21,785,509. The remaining balance was due to agents of the operating business.

NOTE 15 - CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project has recognized its revenue along with customer deposit, as of December 31, 2021, the pre-sales amounted to $4,126,839. The HATX project has started pre-sales in December 2019, as of December 31, 2021 the pre-sales amounted to $121,968,662.

NOTE 16 - AMOUNT DUE TO AFFILIATES

As of December 31, 2021, the amount due to JXSY, in the amount of $539,165 was intercompany transfers for day-to-day operations.

As of December 31, 2020, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $30,899,411 and JXSY, $539,165, was an intercompany transfer for day-to- day operations.

NOTE 17 - OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2021	2020
Accrued staff commission and bonus	$272,025	$241,718
Rental deposits received	110,171	92,700
Bid bond	103,518	209,965
Other payables	8,122,375	7,836,075
Dividends payable to non-controlling interest	211,043	206,217
	$8,819,132	$8,586,675

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment, it’s mainly from the advance from SHSJ, our related party, at the amount of $7,385,354 for the benefit of HATX project.

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

	Year Ended December 31,
	2021	2020
Income /(loss) before income tax expense
Income /(loss) from China operations	$14,146,527	$913,264
Income /(loss) from non-China operations	7,019,495	(456,468)

Total income /(loss) before income tax expense	21,166,021	456,797

Income tax expense applicable to China operations
Current tax	1,389,328	710
Deferred tax	—	(517,407)

Subtotal income tax expense applicable to China operations	1,389,328	(516,697)
Non-China income tax expense/(benefit)	751,138	2,743,568
Total income tax expense	$2,140,466	$2,226,871

In 2021, of the $7,019,495 income tax expense, was for PRC tax, mainly attributable to the non-U.S. subsidiaries of the Company’s business operations and $0 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2021 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2021	2020
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	0%	0%
Effect of income not taxable for PRC tax purposes	9.8%	0.1%
Under (Over)-provision for income taxes in prior years	0.0%	0%
Effective income tax rate	10.1%	25.1%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss from operations	$—	$955,373
Total deferred tax assets	—	955,373
Less: Valuation allowance	—	—

Net deferred tax assets	$—	$955,373

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $NIL as of December 31, 2021 (2020: $955,373).

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

NOTE 19- STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2021, the Company’s statutory reserve fund was $3,986,618.

NOTE 20- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2021 and 2020 were $194,372 and$225,008, respectively.

As of December 31, 2021, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$52,939
Two to five years	—
$52,939

NOTE 21- SEGMENT INFORMATION

The Company’s Chief Executive Officer has been identified as the chief operating decision maker. The Company’s chief operating decision maker direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Year Ended December 31, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$814,142.49	$53,326,266.51	$—	$—	$54,140,409.00
Cost of revenues	(1,102,304.35)	(40,130,752.65)	—	—	(41,233,057.00)
Gross profit	(288,161.87)	13,195,513.87	—	—	12,907,352.00

Operating expenses	(148,989.00)	(3,268,873.00)	—	—	(3,417,862.00)
General and administrative expenses	(1,066,130.00)	(1,524,915.00)	—	(708,274.00)	(3,299,319.00)
Operating loss	(1,503,280.87)	8,401,725.87	—	(708,274.00)	6,190,171.00

Other income (expenses)
Interest income	(11,199.00)	942,807.00	—	4,500.00	936,108.00
Interest expense	—	—	—	—	—
Other income, Net	25,917,799.47	2,175,486.00	36,220,835.53	(23,015,878.00)	41,298,243.00
Total other (expenses) income	25,906,600.47	3,118,293.00	36,220,835.53	(23,011,378.00)	42,234,351.00

Income (loss) before income taxes	244,033,219.60	11,520,018.87	36,220,835.53	(23,719,652.00)	48,424,522.00
Income tax	(127,026.80)	(1,262,301.00)	—	(751,138.20)	(2,140,466.00)
Net Income (loss)	$24,276,293.80	$10,257,717.97	$36,220,835.53	$(24,470,790.20)	$46,284,056.00

	Year Ended December 31, 2020
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$750,101	$5,141,466	$—	$—	$5,891,567
Cost of revenues	(1,137,718)	(4,214,492)	—	—	(5,352,210)
Gross profit	(387,617)	926,974	—	—	539,357

Operating expenses	(872,067)	(2,826,998)	—	—	(3,699,065)
General and administrative expenses	(22,856,012)	(1,308,665)	—	(460,253)	(24,624,930)
Operating loss	(24,115,696)	(3,208,689)	—	(460,253)	(27,784,638)

Other income (expenses)
Interest income	71,813	504,427	—	6,548	582,788
Interest expense	(48)	—	—	—	(48)
Other income, Net	883,416	16,021	24,286,623	—	25,186,060
Total other (expenses) income	955,181	520,448	24,286,623	6,548	25,768,800

Income (loss) before income taxes	(23,160,515)	(2,688,241)	24,286,623	(453,705)	(2,015,838)
Income tax	516,697	—	—	(2,743,568)	(2,226,871)
Net Income (loss)	$(22,643,818)	$(2,688,241)	$24,286,623	$(3,197,273)	$(4,242,709)

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2021
Real estate property under development	$—	$178,685,026	$—	$—	$178,685,026
Total assets	26,587,257	239,423,176	28,924,870	72,019,580	366,954,883

As of December 31, 2020
Real estate property under development	$—	$166,236,339	$—	$—	$166,236,339
Total assets	6,360,885	208,385,676	39,319,743	94,439,993	348,506,297

NOTE 22 - RELATED PARTY TRANSACTIONS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

The Company has received dividends from SHDEW in an amount of $16,690,371 in 2021.

We rented an office in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party, for $94,107 in 2021.

We have received $10,979,184 loan to Linyi Shangyang which transferred from SHSJ, our related party.

We rented an office about 71sqm in Pudong, Shanghai from SHDEW, our related party for $48,078 per month for one year period.

We have made payment on the benefit of SHDEW about $14,959,121 in July and August,2021, and all the cash had been paid back in September 2021.

NOTE 23 - SUBSEQUENT EVENTS

In March 2022, we have sold our shares at Hangzhou DDDD, which we hold 25% shares once.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2021 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2021.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

●	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
●	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	62	Director
January 30, 2018	PAN YU-JEN	63	Director
May 23, 2005	LIN CHAO-CHIN	72	Director
November 28, 2006	LIN HSIN-HUNG	67	Chairman
November 23, 2004	CHEN REN	74	Director
November 23, 2004	FU XUAN-JIE	92	Director
November 23, 2004	LI XIAO-GANG	63	Director
December 28, 2021	WANG WENHUA	56	Director
November 8, 2019	ZHANG JIAN	55	Chief Executive Officer
June 24, 2013	MI YONG JUN	48	Chief Financial Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 62, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin stepped down as CEO on January 30, 2018 and was succeeded by Mr. Pan Yu-Jen.

Pan Yu-Jen, Director (Affiliated)

Mr. Pan Yu-Jen, age 63, joined the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company in 2002. He subsequently became the Chairman of the Board for two of the Company’s subsidiaries, Shanghai Xin Ji Yang Real Estate Consultation Company Limited and Suzhou Xi Ji Yang Real Estate Consultation Company Limited in 2017, where he was also responsible for the operations of both subsidiaries. He has also served as the President at the Taiwan Compatriot Investment Enterprise Association of Suzhou since 2015, and the Taiwan Compatriot Investment Enterprise Association of Suzhou Industrial Park since 2014. Mr. Pan received a Bachelor of Arts degree in Electric Engineering from Fu Hsin Trade and Arts School in Taiwan in 1977.

Lin Chao-Chin, Director (Affiliated)

Lin Chao-Chin, age 72, was appointed as a director on May 23, 2005, and serves on our Compensation and Governance and Nominating Committees. He is one of the co-founders of SHXJY. The Board believes Mr. Lin has the experience and skill to serve as a director of the Company because he brings with him 29 years of real estate industry experience, particularly in the areas of agency property investment, and development services. Prior to starting his business in Mainland China, he co-founded Taipei Xin Lian Yang Property Co. Ltd. in Taiwan in the early 1980’s. Under Mr. Lin’s leadership, this business had contracted sales of NTD 120 Billion (approx. US$ 3.4 billion) and 800 employees. In 2001 he joined Lin Chi-Jung to re-establish his career in Mainland China. Currently, Lin Chao-Chin is managing the day-to-day business operation of SHXJY. Lin Chao-Chin graduated from Taiwan Chung Yuan University with a Bachelor Degree in Business Administration. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin Hung, age 67, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Chen Ren, Director (Independent)

Chen Ren, age 74, was appointed an independent director on November 23, 2004. Mr. Chen is Chairman and General Manager of Shanghai Real Estate Group of Companies. He has been involved in the Shanghai real property market for the past 16 years. Among some of the companies that he has been associated with are: Shanghai She-ye Property Ltd, Shanghai Rui Nan Property Limited, the General Manager of Shanghai Gong Zhi Jing Center and Shanghai An Ju Property Development Center. With his extensive knowledge and experience in the real estate property development industry in China, the Board believes Mr. Chen an asset to the Company serving as one of its independent director. Mr. Chen is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Fu Xuan-Jie, Director (Independent)

Fu Xuan-Jie, age 92, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Fu has been an attorney since February 1980 and has practiced law in his co-founded firm, Fu Xuan-Jie & Associates Law Office since April 1994. Mr. Fu specializes in corporate and international law, especially in the areas of international compensation and other financial matters. Among the clientele that Mr. Fu serves are Coca-Cola, Banque Endosuez, AT&T, and L’Oreal. The Board believes that Mr. Fu’s is qualified to serve on our Board because of his knowledge in corporate and international law. Mr. Fu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 64, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Wang Wenhua, Director (Independent)

Ms. Wang Wenhua, age 56, was appointed an independent director on December 28, 2021. She previously worked at the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company (“SHXJY”) from 2001 to 2016. She was the financial controller of SHXJY from 2001 to 2010 and subsequently became the vice president of administration in 2010. While she was the financial controller of SHXJY, she was also involved in the Company’s internal management and operation. From 2017 to 2020, she served as a part-time consultant for SHDEW. The Company believes that Ms. Wang’s extensive knowledge of the Company’s operations and internal management as well as her accounting expertise will be a key asset to the Company. Ms. Wang received a technical degree in accounting from the Shanghai Lixin University of Accounting and Finance in 1984.

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

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 48, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2021, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2021, 2020 and 2019 for services rendered to the Company and its subsidiaries.

							Change in
							Pension
							Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhang Jian	2021	35,000	—	—	22,500	—	—	—	57,500
CEO (since November 8, 2019)	2020	35,000	—	—	—	—	—	—	35,000
	2019	35,000	—	—	—	—	—	—	35,000

Pan Yu Jen	2021	86,000	—		15,000				101,000
Former CEO from January 30, 2018 to November 8, 2019	2020	86,000	—						86,000
	2019	86,000							86,000
Mi Yong Jun	2021	24,500	—	—	15,000	—	—	295	39,795
CFO (since June 24, 2013)	2020	24,500	—	—	—	—	—	295	24,795
	2019	24,500						295	24,795

Option/SAR Grants

On December 28, 2021, the Board of Directors of the Company authorized the Company to issue options to purchase an aggregate of 3,000,000 shares of common stock as a bonus incentive to 13 employees and consultants that have each served the Company for a minimum of eight years. The options vested immediately and are exercisable until December 27, 2023 at an exercise price of $0.60 per share. The Directors and Executive Officers who were granted options include:

Lin Chi Jung	Director	2,000,000	shares
Zhang Jian	Chief Executive Officer	150,000	shares
Lin Hsin Hung	Chairman of the Board	100,000	shares
Pan Yu Jen	Director	100,000	shares
Mi Yong Jun	Chief Financial Officer	150,000	shares

The Company has no formal stock option plan or other equity incentive plan in place. Accordingly, except for the issuance on December 28, 2021, no individual grants of stock options, whether or not in tandem with Stock Appreciation Rights (“SARs”) and freestanding SARs have been made to any executive officer or any director since the Company’s inception. No stock options have been exercised by the Company’s officers or directors in any fiscal year.

DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
LIN CHI-JUNG	195,000	—	300,000	—	—	—	495,000
LIN CHAO-CHIN	—	—	—	—	—	—	—
LIN HSIN-HUNG	51,604	—	15,000	—	—	—	66,604
FU XUAN-JIE	17,201	—	—	—	—	—	17,201
LI XIAO-GANG	17,201	—	—	—	—	—	17,201
CHEN REN	17,201	—	—	—	—	—	17,201
WANG WENHUA	—	—	3,750	—	—	—	3,750

(1)	On December 28, 2021, the Board of Directors issued options to the following Directors. The options vested immediately and are exercisable until December 27, 2023 at an exercise price of $0.60 per share.

Lin Chi Jung	Director	2,000,000	shares
Lin Hsin Hung	Chairman of the Board	100,000	shares
Pan Yu Jen	Director	100,000	shares
Wang Wen Hua	Director	25,000	shares

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2022, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company’s directors and executive officers as a group.

Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

		Amount and Nature of
Title of Class	Name and Address	Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung, Hengfeng Road, No. 638, 5th Fl., Bldg A	46,511,400	(1)	67.71	%(2)

Common	Lin Hsin-Hung, Hengfeng Road, No. 638, 5th Fl., Bldg A	434,750	(3)	0.63	%(2)

Common	Lin Chao Chun, Hengfeng Road, No. 638, 5th Fl., Bldg A	1,511,400	(4)	2.2	%(2)

Common	Pan Yu-Jen, Hengfeng Road, No. 638, 5th Fl., Bldg A	100,000	(5)	0.15	%(2)

Common	Wang Wenhua, Hengfeng Road, No. 638, 5th Fl., Bldg A	40,450	(6)	0.06	%(2)

Common	Zhang Jian, Hengfeng Road, No. 638, 5th Fl., Bldg A	160,000	(7)	0.23	%(2)

Common	Mi Yong Jun, Hengfeng Road, No. 638, 5th Fl., Bldg A	150,000	(8)	0.22	%(2)

All Directors and Officers As a Group		48,908,000	(9)	71.2	%(9)

Common	Better Time International	3,530,000	(10)	5.14%

Common	Good Speed Service Limited	3,469,572	(11)	5.05%

Non-Officers and Directors		6,999,572		10.19%

(1)	Includes 2,000,000 shares of common stock underlying the option issued by the Company to Mr. Lin on December 28, 2021, which are excisable at $0.60 per share for a period of two years. 44,511,440 shares of common stock are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficial owner.
(2)	Based on 68,691,925 shares of the Company’s common stock outstanding as of April 14, 2022 and assuming excise of all of the options beneficially owned by all executive officers and directors.
(3)	Includes 100,000 shares of common stock underlying the option issued by the Company to Mr. Lin on December 28, 2021, which are excisable at $0.60 per share for a period of two years. Other shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.
(4)	These shares are owned by Robert Lin Investments, Inc., of which Mr. Lin Chao Chun is the sole beneficial owner.
(5)	Includes 100,000 shares of common stock underlying the option issued by the Company to Mr. Pan on December 28, 2021, which are excisable at $0.60 per share for a period of two years.
(6)	Includes 25,000 shares of common stock underlying the option issued by the Company to Mrs. Wang on December 28, 2021, which are excisable at $0.60 per share for a period of two years.
(7)	Includes 160,000 shares of common stock underlying the option issued by the Company to Mr. Zhang on December 28, 2021, which are excisable at $0.60 per share for a period of two years.
(8)	Includes 150,000 shares of common stock underlying the option issued by the Company to Mr. Mi on December 28, 2021, which are excisable at $0.60 per share for a period of two years.
(9)	Except as reported herein, other directors and officers are not the beneficial owners of any shares of the Company’s common stocks.
(10)	The beneficial owner of Better Time International is Wang Chun-Chieh.
(11)	The beneficial owner of Good Speed Services Limited is Yuan Chi Lung.

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

Amounts Due To (From) Directors

The amounts due to directors as of December 31, 2021 were $525,396. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2021 was $502,663, which includes unsecured advances and unpaid interest.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2021 was $22,733, which is unsecured, interest-free and payable on demand.

Issuance of Stock Options

On December 28, 2021, the Board of Directors of the Company authorized the Company to issue options to purchase an aggregate of 3,000,000 shares of common stock as a bonus incentive to 13 individuals, who has each served the Company for a minimum of eight years. The options vested immediately and are exercisable until December 27, 2023 at an exercise price of $0.60 per share. The Directors and Executive Officers who were granted options include:

Lin Chi Jung	Director	2,000,000	shares
Zhang Jian	Chief Executive Officer	150,000	shares
Lin Hsin Hung	Chairman of the Board	100,000	shares
Pan Yu Jen	Director	100,000	shares
Mi Yong Jun	Chief Financial Officer	150,000	shares
Wang Wen Hua	Director	25,000	shares

Director Independence

Fu Xuan-Jie, Li Xiao-Gang, Chen Ren and Wang Wen Hua are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2021 and 2020, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2021 and 2020.

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

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

4.1	Description of Securities

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on August 21, 2014)

10.23	Stock purchase agreement dated November10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on November 10, 2014)

14	Code of Ethics (Incorporated by reference from Form 10-K dated December 31, 2016)

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006. (Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Zhang Jian, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Zhang Jian, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO. (Incorporated by reference from Form 8-K dated March 27, 2012)

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Zhang, Jian
By: Zhang Jian
Principal Executive Officer and Director

DATE: April 19, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	April 18, 2022
Lin Chi-Jung

/s/ Pan Yu-Jen	Director	April 18, 2022
Pan Yu-Jen

/s/ Lin Chao-Chin	Director	April 18, 2022
Lin Chao-Chin

/s/ Lin Hsin-Hung	Chairman	April 18, 2022
Lin Hsin-Hung

/s/ Fu Xuan-Jie	Director	April 18, 2022
Fu Xuan-Jie

/s/ Li Xiao-Gang	Director	April 18, 2022
Li Xiao-Gang

/s/ Chen Ren	Director	April 18, 2022
Chen Ren

/s/ Wang Wenhua	Director	April 18, 2022
Wang Wenhua