Form 10-Q
period 2022-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2022-07-13
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 15, 2022 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$15,994,511	$24,901,044
Restricted cash (Note 3)	64,813,744	73,010,575
Transactional financial assets (Note 4)	15,733,934	13,890,946
Accounts receivable, net	140,506	65,850
Real estate property under development (Note 5)	181,846,364	178,685,026
Amount due from an unconsolidated affiliate (Note 9)	18,072,427	15,837,851
Other receivables and deposits, net (Note 6)	15,796,606	15,241,563
Total current assets	312,398,092	321,632,855

Property and equipment, net (Note 7)	1,310,727	1,238,416
Investment properties, net (Note 8)	26,059,747	26,340,669
Deferred tax assets	857,060	853,364
Investment in an unconsolidated affiliate (Note 9)	13,989,168	14,320,943
Goodwill (Note 11)	1,887,032	1,855,655
Other investments (Note 10)	716,069	712,981
Total assets	$357,217,895	$366,954,883

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,575,250	1,568,455
Accounts payable (Note 15)	26,518,717	25,120,074
Amounts due to directors (Note 13)	456,787	525,396
Amount due to an affiliate (Note 16)	22,669,468	20,489,304
Customer deposits (Note 17)	115,703,447	126,175,201
Other payables and accrued expenses (Note 14)	8,772,296	8,819,132
Other taxes payable	267,146	404,833
Income taxes payable (Note 18)	1,201,618	683,957
Dividends payables	10,303,789	10,303,789
Total current liabilities	187,468,518	194,090,141

Long term income tax payable (Note 18)	1,725,475	2,243,118
Total liabilities	189,193,993	196,333,259

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	686,919	686,919
Additional paid-in capital	8,050,008	8,050,008
Statutory reserve (Note 20)	3,986,618	3,986,618
Retained Earnings	115,928,818	117,729,224
Accumulated other comprehensive income	25,497,888	24,738,423
Total Equity of Sunrise Real Estate Group, Inc.	154,150,251	155,191,192
Non-controlling interests	13,873,651	15,430,432
Total shareholders’ equity	168,023,902	170,621,624
Total liabilities and shareholders’ equity	$357,217,895	$366,954,883

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2022	2021
Net revenues	$10,822,398	$2,361,601
Cost of revenues	(10,263,380)	(2,214,084)
Gross profit (loss)	559,018	147,517

Operating expenses	(702,303)	(1,057,131)
General and administrative expenses	(1,831,560)	(834,420)
Operating profit (loss)	(1,974,845)	(1,744,034)

Other income (expenses)
Interest income	245,972	260,434
Interest expense	(1,762,136)	—
Other income (expense), net	50,241	(327,829)
Total Other Income	(1,465,923)	(67,395)

Income (loss) before income taxes	(3,440,768)	(1,811,429)
Income tax benefit	(17)	165,806
Net income (loss)	(3,440,785)	(1,645,623)
Less: Net (income) loss attributable to non-controlling Interests	1,640,379	250,410
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,800,406)	$(1,395,213)

Earnings per share – basic and fully diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2022	2021
Net Income (loss)	$(3,440,785)	$(1,645,623)

Other comprehensive income (loss)
- Foreign currency translation adjustment	843,063	(1,066,298)
Total comprehensive income	(2,597,722)	(2,711,921)
Less: Comprehensive (income) loss attributable to non-controlling interests	1,556,781	(1,441,857)

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$(1,040,941)	$(4,153,778)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2021	68,691,925	$686,919	$8,050,008	$3,986,618	$117,729,224	$24,738,423	$15,430,432	$170,621,624
Profit (loss) for the period					(1,800,406)		(1,640,379)	(3,440,785)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	759,465	83,598	843,063
Balance, March 31, 2022	68,691,925	686,919	8,050,008	3,986,618	115,928,818	25,497,888	13,873,651	168,023,902

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2020	68,691,925	$686,919	$7,570,008	$3,986,618	$100,291,529	$22,981,737	$2,261,537	$137,778,348
Profit (loss) for the period					(1,395,213)		(250,410)	(1,645,623)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(2,758,565)	1,692,267	(1,066,298)
Balance, March 31, 2021	68,691,925	686,919	7,570,008	3,986,618	98,896,316	20,223,172	3,703,394	135,066,427

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(3,440,785)	$(1,645,623)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	470,948	2,886,468
Loss on disposal of property, plant and equipment	16,988	3,716
Bad debts	—	—
Changes in assets and liabilities
Accounts receivable	(74,316)	32,546
Real estate property under development	(2,385,520)	(9,520,209)
Customer Deposits	(11,010,185)	29,552,518
Amount due from unconsolidated affiliates	(74,507)	(1,463,989)
Other receivables and deposits	(488,656)	(1,270,298)
Deferred tax assets	1	(165,806)
Accounts payable	1,288,870	969,771
Other payables and accrued expenses	(84,977)	(309,361)
Dividends	(44,602)
Interest payable on amount due to directors	(70,833)	(23,042,112)
Other taxes payable	(139,338)	(210,837)
Income taxes payable	(3,326)	(340,727)
Net cash provided by (used in) operating activities	(16,040,238)	(4,523,943)

Cash flows from investing activities
Acquisition of property, plant and equipment	(160,040)	—
Net cash from transactional financial assets	(1,781,494)	(187,579)
Net cash provided by (used in) investing activities	(1,941,534)	(187,579)

Cash flows from financing activities
Restricted cash	8,506,810	(17,862,150)
Advances from an affiliate	—	939,640
Net cash provided by (used in) financing activities	8,506,810	(16,922,510)

Effect of exchange rate changes on cash and cash equivalents	568,429	(2,497,750)

Net increase in cash and cash equivalents	(8,906,533)	(24,131,782)
Cash and cash equivalents at beginning of period	24,901,044	40,369,612
Cash and cash equivalents at end of period	$15,994,511	$16,237,830

Supplemental disclosure of cash flow information
Income taxes paid	$17	$345,095
Interest paid	—	—

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

As of March 31, 2022, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Zhong Ji Pu Fa Real Estate Company Limited (SHGXL)	March 13, 2012	PRC	100%	Equity investment	Real estate development.
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd (TBT)	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Huai’an Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
1	After an equity transaction in February 2015, the Company held 100% equity in SHXJY, where SHXJY owns 75%% of SZXJY and SZXJY owns 49% of SZSY. The Company also owns 100% of CY-SRRE where CY-SRRE owns 12.5% of SZSY. In effect, the Company owns 75.25% of SZSY.
2	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that entitles the Company to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3	In December 2019, SHDEW issued an employee stock bonus where its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.
4	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

The accompanying condensed consolidated balance sheet as of December 31, 2021, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United

States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021, and the cash flows for the three months ended March 31, 2022 and 2021. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2022 and December 31, 2021 are $1: RMB 6.3482 and $1: RMB 6.3757, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of June 25, 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by the end of June 25, 2022. Phase 3 began construction in first quarter of 2021 and pre-sold 20 units out of 51 units at the end of June 25, 2022. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of June 25, 2022, the Company sold and pre-sold 428 units and 242 units, respectively, out of 679 units of the first phase and pre-sold 364 out of 873 of the second phase.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02 which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 in the first quarter of 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. At the date of adoption on January 1, 2022, this guidance had no impact to the Company’s condensed consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022, which had no material impact to the Company’s condensed consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of March 31, 2022, and December 31, 2021, the Company held cash deposits of $64,813,744 and $73,010,575, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2022, we have $15,733,934 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 88 units in Phase 2 as of June 25, 2022. As to Phase 3, we pre-sold 20 units out of 36 units as of June 25, 2022.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”)of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of June 25, 2022, the Company sold and pre-sold 428 units and 242 units, respectively, out of 679 units of the first phase and pre-sold 364 out of 873 of the second phase.

As of March 31, 2022, land use rights included in real estate property under development totaled $181,846,364.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2022	2021
Advances to staff	$380,276	37,573
Rental deposits	807,311	803,515
Prepaid expense	30,752	21,332
Prepaid tax	12,567,870	12,610,075
Other receivables	2,010,397	1,769,258
	$15,796,606	$15,241,563

Other receivables and deposits as of March 31, 2022 and December 31, 2021 were stated net of allowance for doubtful accounts of $517,838 and $515,604, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2022	2021
Furniture and fixtures	$230,032	$233,678
Computer and office equipment	376,627	368,165
Motor vehicles	728,917	737,987
Properties	2,383,269	2,372,989
	3,718,845	3,712,820
Less: Accumulated depreciation	(2,408,118)	(2,474,404)
	$1,310,727	$1,238,416

Depreciation and amortization expense for property and equipment amounted to $16,988 and $22,053 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2022	2021
Investment properties	$36,607,855	$36,449,956
Less: Accumulated depreciation	(10,548,108)	(10,109,287)
	$26,059,747	$26,340,669

Depreciation and amortization expense for investment properties amounted to $394,736 and $322,721 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)% and SHTX (19.9)%. As of March 31, 2022, the investment amount in SHDEW was $13,957,663 and in SHTX was $31,505.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of March 31, 2022. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s measurement alternative investments was $716,069 and $712,981, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2020 and 2021, respectively.

NOTE 11 - GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB ($3,398,213). As of March 31, 2022, the amount of $1,887,032 of goodwill represents the difference between the investment cost and book value.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of  $1,575,250 and $1,568,455 as of March 31, 2022 and December 31, 2021, respectively.

The promissory note with a principal as of March 31, 2022 amounting to $787,625 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $787,625 and $784,228, respectively.

The promissory note with a principal as of March 31, 2022 amounting to $787,625 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $787,625 and $784,228, respectively.

For the three months ended March 31, 2022, the interest expense related to these promissory notes was $0.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2022	2021
Lin Chi-Jung	$433,954	$502,663
Lin Hsin-Hung	22,833	22,733
	$456,787	$525,396

(a)	The balance due from Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2022	2021
Accrued staff commission and bonus	$265,932	$272,025
Rental deposits received	152,816	110,171
Bid bond	100,816	103,518
Dividends payable to no controlling interest	211,957	211,043
Other payables	8,040,776	8,122,375
	$8,772,296	$8,819,132

NOTE 15 - ACCOUNT PAYABLE

As of March 31, 2022 and December 31, 2021, the balances of accounts payable were $26,518,717 and $25,120,074 respectively. The balance of accounts payable as of March 31, 2022 included unpaid development fee of Linyi project of $487,667 and HATX project of  $24,720,639. The remaining balance was due to agents of the operating business.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of March 31, 2022, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $22,110,751 and JXSY, $558,717, was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and as of March 31, 2022, the pre-sales amounted to $4,360,211. The HATX project has started pre-sales in December 2019, as of March 31, 2022 the pre-sales amounted to $111,308,356.

NOTE 18 – INCOME TAXES PAYABLE

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2022 and 2021 were $107,584 and $19,010, respectively.

As of March 31, 2022, the Company had the following operating lease obligations.

Amount
Within one year	$159,853
Two to five years	16,277
$176,130

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2022, and December 31, 2021, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

NOTE 21 - SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended March 31, 2022
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	187,768	$10,634,630	$—	$—	$10,822,398
Cost of revenues	(277,725)	(9,985,655)	—	—	(10,263,380)
Gross profit	(89,958)	648,976	—	—	559,018

Operating expenses	(379,098)	(323,205)	—	—	(702,303)
General and administrative expenses	(320,774)	(1,423,943)	—	(86,843)	(1,831,560)
Operating loss	(789,830)	(1,098,172)	—	(86,843)	(1,974,845)

Other income (expenses)
Interest income	2,726	242,413	—	833	245,972
Interest expense	671,381	(2,433,517)	—	—	(1,762,136)
Other income, Net	3,891	(9,221)	55,571	—	50,241
Total other (expenses) income	677,998	(2,200,325)	55,571	833	(1,465,923)

Income (loss) before income taxes	(111,832)	(3,298,497)	55,571	(86,010)	(3,440,768)
Income tax	(17)	—	—	—	(17)
Net Income(loss)	$(111,849)	$(3,298,497)	$55,571	$(86,010)	$(3,440,785)

	Three Months Ended March 31, 2021
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	194,125	$2,167,476	$—	$—	$2,361,601
Cost of revenues	(232,411)	(1,981,673)	—	—	(2,214,084)
Gross profit	(38,285)	185,802	—	—	147,517

Operating expenses	(66,468)	(990,663)	—	—	(1,057,131)
General and administrative expenses	(226,027)	(473,025)	—	(135,368)	(834,420)
Operating loss	(330,780)	(1,277,886)	—	(135,368)	(1,744,034)

Other income (expenses)
Interest income	25,615	234,421	—	398	260,434
Interest expense	—	—	—	—	—
Other income, Net	(1,510)	9,966	(336,285)	—	(327,829)
Total other (expenses) income	24,105	244,387	(336,285)	398	(67,395)

Income (loss) before income taxes	(306,675)	(1,033,499)	(336,285)	(134,970)	(1,811,429)
Income tax	165,806	—	—	—	165,806
Net Income(loss)	$(140,869)	$(1,033,499)	$(336,285)	$(134,970)	$(1,645,623)

	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
As of March 31, 2022
Real estate property under development	$—	$181,846,364	$—	$—	$181,846,364
Total assets	23,190,395	231,336,965	30,439,171	72,251,364	357,217,895

As of March 31, 2021
Real estate property under development	$—	$174,474,820	$—	$—	$174,474,820
Total assets	4,828,051	235,830,537	39,227,557	70,463,380	350,349,525

NOTE 22 – RELATED PARTY TRANSACTIONS

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party in the first quarter of 2022.

NOTE 23 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from April 1, 2022, up through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of June 25, 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by the end of June 25, 2022. Phase 3 began construction in first quarter of 2021 and pre-sold 20 units out of 51 units at the end of June 25, 2022. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

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

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of June 25, 2022. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of June 25, 2022, the Company sold and pre-sold 428 units and 242 units, respectively, out of 679 units of the first phase and pre-sold 364 out of 873 of the second phase.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02 which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 in the first quarter of 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. At the date of adoption on January 1, 2022, this guidance had no impact to the Company’s condensed consolidated financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, this ASU modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this ASU are effective for the public companies for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this standard on January 1, 2022, which had no material impact to the Company’s condensed consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of March 31, 2022 and December 31, 2021.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2022 with comparisons to the period ended March 31, 2021.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2022	% of total	2021	% of total	% change
Property management	323,669	3	322,582	13.66	0.34
House Sales	10,498,729	97	2,039,019	86.34	414.89
Net revenue	10,822,398	100	2,361,601	100	358.27

The net revenue in the first quarter of 2022 was $10,822,398, which increased by 358% from $2,361,601 in the first quarter of 2021. In the first quarter of 2022, property management, and house sales represented 3%, and 97% of our total net revenues, respectively. The increase in net revenue in the first quarter of 2022 was mainly due to the recognition of house sales revenue of the HATX project in this quarter.

Property Management

Property management represented 3% of our revenue in the first quarter of 2022 and revenue from property management increased by 0.34% compared with the same period in 2021.

House sales

House sales represented 97% of our revenue in the first quarter of 2022. The company has recognition the house sales revenue of HATX project in the period.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2022	% of total	2021	% of total	% change
Property management	399,732	3.89	390,130	17.62	2.46
House sales	9,863,649	96.11	1,823,953	82.38	440.78
Cost of Revenue	10,263,380	100	2,214,084	100	363.55

The cost of revenue in the first quarter of 2022 was $10,263,380, an increase of 363% from $2,214,084 in the same period in 2021. In the first quarter of 2022, property management and house sales represented 3.89%, and 96.11% of total cost of revenues, respectively. The increase in cost of revenue in first quarter of 2022 was mainly due to the recognition of the cost of revenue of the HATX project in this period.

Property management

The cost of revenue for property management in the first quarter of 2022 was $399,732, an increase of 2.46% from $390,130 in the same period in 2021.

House sales

House sales represented 96.11% of our cost of revenue in the first quarter of 2022. The Company recognized its house sales of HATX project in the period.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2022	% of total	2021	% of total	% change
Property management	422,318	60.13	196,191	19	115.26
House sales	279,984	39.87	860,940	81	(67.48)
Operating expenses	702,303	100	1,057,131	100	(33.57)

The operating expenses in the first quarter of 2022 were $702,303, a decrease of 33.57% from $1,057,131 compared with the same period of 2021. This was mainly due to the decrease in expenses in sales promotion of the HATX and Linyi projects. In the first quarter of 2022, the expenses related to property management and house sales represented 60.13% and 39.87% of the total operating expenses, respectively.

Property management

The operating expenses for property management in the first quarter of 2022 were $422,318, which increased 115% from $196,191 in the same period in 2021.

House sales

The operating expenses for house sales in the first quarter of 2022 were $279,984, which decreased 67% from $860,940 in the same period in 2021. This was mainly due to the decrease in expenses in house sales of the HATX and Linyi projects.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2022 were $1,831,560, an increase of 120% from $834,420 in the same period in 2021.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts Due To Directors

The amounts due to directors as of March 31, 2022 were $456,787. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of March 31, 2022 was $433,954, which includes unpaid loan.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of March 31, 2022 was $22,833, which is unsecured, interest-free and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2022, our principal sources of cash were revenues from our house sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $15,994,511.

The Company’s operating activities used cash in the amount of $116,040,238, which was primarily attributable to the receipts in advance from our property development projects.

The Company’s investing activities used cash resources of $1,941,534, which was primarily attributable to the withdrawal of transactional financial assets.

The Company’s financing activities provided cash resources of $8,506,810, which was primarily attributable to restricted cash.

The potential cash needs for 2022 would include the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the HATX project.

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

ITEM 4. CONTROLS AND PROCEDURES

A.Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2021.

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

Date: July 13, 2022
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: July 13, 2022
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer