Form 10-Q
period 2022-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2022-08-15
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 15, 2022 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$13,271,661	$24,901,044
Restricted cash (Note 3)	54,787,756	73,010,575
Transactional financial assets (Note 4)	14,229,784	13,890,946
Accounts receivable	50,233	65,850
Real estate property under development (Note 5)	144,238,751	178,685,026
Amount due from an unconsolidated affiliate	17,202,429	15,837,851
Other receivables and deposits, net (Note 6)	14,441,733	15,241,563
Total current assets	258,222,347	321,632,855

Property and equipment, net (Note 7)	1,195,907	1,238,416
Investment properties, net (Note 8)	24,275,825	26,340,669
Deferred tax assets (Note 18)	—	853,364
Investment in an unconsolidated affiliate (Note 9)	13,232,118	14,320,943
Goodwill (Note 11)	1,493,353	1,855,655
Other investments (Note 10)	677,317	712,981
Total assets	$299,096,867	$366,954,883

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,490,002	1,568,455
Accounts payable (Note 15)	23,149,217	25,120,074
Amounts due to directors (Note 13)	453,607	525,396
Amount due to an affiliate (Note 16)	22,038,668	20,489,304
Customer deposits (Note 17)	72,062,492	126,175,201
Other payables and accrued expenses (Note 14)	7,940,286	8,819,132
Other taxes payable	250,799	404,833
Income taxes payable (Note 18)	1,417,374	683,957
Dividends payable	10,303,789	10,303,789
Total current liabilities	139,106,234	194,090,141

Long-term income tax payable (Note 18)	1,509,791	2,243,118
Total liabilities	140,616,025	196,333,259

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	686,919	686,919
Additional paid-in capital	8,050,008	8,050,008
Statutory reserve (Note 20)	3,986,618	3,986,618
Retained Earnings	117,281,967	117,729,224
Accumulated other comprehensive income	15,850,175	24,738,423
Total deficit of Sunrise Real Estate Group, Inc.	145,855,687	155,191,192
Non-controlling interests	12,625,155	15,430,432
Total shareholders’ equity	158,480,842	170,621,624
Total liabilities and shareholders’ equity	$299,096,867	$366,954,883

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$34,639,531	$5,912,564	$45,879,936	$8,366,933
Cost of revenues	(30,085,259)	(5,129,429)	(40,745,054)	(7,430,487)
Gross profit (loss)	4,554,272	783,135	5,134,882	936,446

Operating expenses	(223,156)	(813,429)	(952,585)	(1,912,086)
General and administrative expenses	113,603	(748,504)	(1,788,700)	(1,615,702)
Operating profit (loss)	4,444,719	(778,798)	2,393,597	(2,591,342)

Other income (expenses)
Interest income	211,659	252,810	467,131	523,474
Interest expense	(582,736)	—	(2,344,872)	—
Equity in net gain (loss) of an affiliate	(434)	33,578,636	22,079	33,109,692
Other income (loss), net	(1,805,235)	356,327	(1,776,436)	502,985
Total other income	(2,176,746)	34,187,773	(3,632,098)	34,136,151

Income (loss) before income taxes	2,267,973	33,408,975	(1,238,501)	31,544,809
Income tax benefit (expense)	(1,333,194)	(775,912)	(1,333,212)	(603,593)
Net income (loss)	934,779	32,633,063	(2,571,713)	30,941,216
Less: Net (income) loss attributable to non-controlling interests	484,077	(328,054)	2,124,456	(77,644)
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$1,418,856	$32,305,009	$(447,257)	$30,863,572

Net Income (loss)	934,779	32,633,063	(2,571,713)	30,941,216
Other comprehensive Income (loss) Foreign currency translation adjustment	(10,412,132)	2,491,395	(9,569,069)	1,425,097
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive Income (loss)	(9,477,353)	35,124,458	(12,140,782)	32,366,313

Less: Comprehensive Income (loss) attributable to non-controlling interests	1,248,496	(392,605)	2,805,277	(1,834,462)
Total comprehensive Income (loss) attributable to shareholders	(8,228,857)	34,731,853	(9,335,505)	30,531,851
Earnings per share – basic and fully diluted	$(0.02)	$0.47	$(0.01)	$0.45

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2021	68,691,925	$686,919	$8,050,008	$3,986,618	$117,729,224	$24,738,423	$15,430,432	$170,621,624
Profit (loss) for the year					(447,257)	—	(2,124,456)	(2,571,713)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(8,888,248)	(680,821)	(9,569,069)
Balance, June 30, 2022	68,691,925	686,919	8,050,008	3,986,618	117,281,967	15,850,175	12,625,155	158,480,842

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2022	68,691,925	$686,919	$8,050,008	$3,986,618	$115,928,818	$25,497,888	$13,873,651	$168,023,902
Profit (loss) for the year	—	—	—	—	1,353,149	—	(484,077)	869,072
Translation of foreign operations	—	—	—	—	—	(9,647,713)	(764,419)	(10,412,132)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2022	68,691,925	686,919	8,050,008	3,986,618	117,281,967	15,850,175	12,625,155	158,480,842

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2020	68,691,925	$686,919	$7,570,008	$3,986,618	$100,291,529	$22,981,737	$2,261,537	$137,778,348
Profit (loss) for the year	—	—	—	—	30,863,572	—	77,644	30,941,216
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	(6,869,193)	—	—	(6,869,193)
Translation of foreign operations	—	—	—	—	—	(331,732)	1,756,818	1,425,097
Balance, June 30, 2021	68,691,925	686,919	7,570,008	3,986,618	124,285,908	22,650,016	4,095,999	163,275,468

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2021	68,691,925	$686,919	$7,570,008	$3,986,618	$98,896,316	$20,223,172	$3,703,394	$135,066,427
Profit (loss) for the year	—	—	—	—	32,258,785	—	328,054	32,586,839
Translation of foreign operations	—	—	—	—	—	2,426,844	64,551	(6,869,193)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	(6,869,193)	—	—	(6,869,193)
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2021	68,691,925	686,919	7,570,008	3,986,618	124,285,908	22,650,016	4,095,999	163,275,468

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net Income (loss)	$(2,571,713)	$30,941,216

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	820,935	3,354,029
Loss (Gain) on disposal of property, plant and equipment	16,660	6,577
Equity loss (gain) from investments in unconsolidated affiliate	—	(33,901,955)
Changes in assets and liabilities
Accounts receivable	12,768	32,662
Real estate property under development	26,428,443	(15,189,068)
Customer Deposits	(49,525,305)	42,451,371
Amount due from unconsolidated affiliates	432,503	653,333
Other receivables and deposits	38,807	(51,583,755)
Deferred tax assets	839,914	(281,677)
Net cash from directors	(47,150)	(23,077,991)
Accounts payable	(740,128)	(3,437,334)
Other payables and accrued expenses	(453,503)	(429,214)
Dividends	533,975	—
Other taxes payable	(138,609)	(271,713)
Income taxes payable	61,983	(352,695)
Net cash provided by (used in) operating activities	(24,290,420)	(51,086,214)

Cash flows from investing activities
Purchases of property and equipment	(85,166)	(29,144)
Net Cash from Transactional financial assets	(1,070,930)	(4,116,473)
Acquisition of investment	—	—
Dividend distribution of affiliate	—	16,469,255
Net cash provided by (used in) investing activities	(1,156,096)	12,323,638

Cash flows from financing activities
Restricted cash	15,096,326	25,243,758
Dividends paid to noncontrolling interests	—	(6,869,193)
Net cash provided (used in) financing activities	15,096,326	18,374,565

Effect of exchange rate changes on cash and cash equivalents	(1,279,193)	(2,140,394)

Net increase in cash and cash equivalents	(11,629,383)	(22,528,405)
Cash and cash equivalents at beginning of period	24,901,044	40,369,612
Cash and cash equivalents at end of period	$13,271,661	$17,841,207

Supplemental disclosure of cash flow information
Income taxes paid	$1,333,212	$345,095
Interest paid	—	—

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

As of June 30, 2022, the Company has the following major subsidiaries and equity investment.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2021 and the results of operations for the six months ended June 30, 2022 and 2021, and the cash flows for the six months ended June 30, 2022 and 2021. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of June 30, 2022 and December 31, 2021 are $1: RMB6.7114 and $1: RMB6.3757, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of July 31, 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2. As of July 31, 2022. Phase 3 began construction in first quarter of 2021 and pre-sold 20 units out of 51 units as of July 31, 2022. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 31, 2022, the Company sold and pre-sold 506 units and 163 units, respectively, out of 679 units of the first phase and pre-sold 364 out of 873 of the second phase

Long Term Investments

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2022, and December 31, 2021, the Company held cash deposits of $54,787,756 and $73,010,575, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2022, we have $14,229,784 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of July 31, 2022. For the Phase 3, we pre-sold 20 units out of 50 units as of July 31, 2022.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of June 30, 2022, land use rights included in real estate property under development totaled $144,238,751.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 31, 2022, the Company sold and pre-sold 506 and 163, respectively, out of 679 units of first phase and pre-sold 364 out of 873 of second phase.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2022	2021
Advances to staff	$427,931	37,573
Rental deposits	763,622	803,515
Prepaid expense	27,524	21,332
Prepaid tax	11,009,498	12,610,075
Other receivables	2,213,159	1,769,258
	$14,441,733	$15,241,563

Other receivables and deposits as of June 30, 2022 and December 31, 2021 were stated net of allowance for doubtful accounts of $489,814 and $515,604, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2022	2021
Furniture and fixtures	$255,175	$233,678
Computer and office equipment	356,655	368,165
Motor vehicles	582,180	737,987
Properties	2,254,294	2,372,989
	3,448,303	3,712,820
Less: Accumulated depreciation	(2,252,396)	(2,474,404)
	$1,195,907	$1,238,416

Depreciation and amortization expense for property and equipment amounted to $820,935 and $104,824 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2022	2021
Investment properties	$34,626,752	$36,449,956
Less: Accumulated depreciation	(10,350,927)	(10,109,287)
	$24,275,825	$26,340,669

Depreciation and amortization expense for investment properties amounted to $774,249 and $3,212,964 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%. As of June 30, 2022, the investment amount in SHDEW was $13,202,318 and SHTX was $29,800.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of June 30, 2022. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s measurement alternative investments was $677,317 and $712,981, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended June 30, 2022 and 2021, respectively.

NOTE 11 - GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB (approximately $3,398,213). As of June 30, 2022, the amount of $1,493,353 of goodwill represents the difference between the investment cost and book value.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,490,002 and $1,568,455 as of June 30, 2022 and December 31, 2021, respectively.

The promissory note with a principal as of June 30, 2022 amounting to $745,001 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $745,001 and $784,228, respectively.

The promissory note with a principal as of June 30, 2022 amounting to $745,001 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $745,001 and $784,228, respectively.

For the six months ended June 30, 2022, the interest expense related to these promissory notes was $NIL.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2022	2021
Lin Chi-Jung	$432,001	$502,663
Lin Hsin-Hung	21,596	22,733
	$453,607	$525,396

(a)	The balances due to Lin Chi-Jung consist of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2022	2021
Accrued staff commission and bonus	$267,810	$272,025
Rental deposits received	152,799	110,171
Bid bond	95,360	103,518
Dividends payable to non-controlling interest	200,487	211,043
Other payables	7,223,830	8,122,375
	$7,940,286	$8,819,132

NOTE 15 - ACCOUNT PAYABLE

As of June 30, 2022, and December 31, 2021, the balances of accounts payable were $23,149,217 and $25,120,074 respectively. The balance of accounts payable as of June 30, 2022 included unpaid development fee of Linyi project of $488,543 and HATX project of $21,421,178. The remaining balance was due to agents of the operating business.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of June 30, 2022, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX,was $21,510,187 and JXSY was $528,481, was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre-sales in November 2013 and in 2019, the Project recognized its revenue along with customer deposit; as of June 30, 2022, the pre-sales amounted to $4,379,553. The HATX project started pre-sales in December 2019; as of June 30, 2022 the pre-sales amounted to $67,661,233.

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2022 and 2021 were $115,172 and $28,288, respectively.

As of June 30, 2022, the Company had the following operating lease obligations.

Amount
Within one year	$151,202
Two to five years	16,277
$167,479

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2022, and December 31, 2021, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended June 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$14,496	$34,625,035	$—	$—	$34,639,531
Cost of revenues	153,943	(30,239,202)	—	—	(30,085,259)
Gross profit	168,440	4,385,832	—	—	4,554,272

Operating expenses	(1,986)	(221,170)	—	—	(223,156)
General and administrative expenses	(410,539)	(529,976)	—	(5,834)	113,603
Operating loss	(244,085)	4,694,638	—	(5,834)	4,444,719

Other income (expenses)
Interest income	(8,383)	218,526	—	1,516	211,659
Interest expense	678,941	(1,261,677)	—	—	(582,736)
Other income, Net	(1,951,556)	(45,358)	191,245	—	(1,805,669)
Total other (expenses) income	(1,280,998)	(1,088,509)	191,245	1,516	(2,176,746)

Income (loss) before income taxes	(1,525,084)	3,606,129	191,245	(4,318)	2,267,973
Income tax	(1,333,194)	—	—	—	(1,333,194)
Net Income(loss)	$(2,858,278)	$3,606,129	$191,245	$(4,318)	$934,779

	Six Months Ended June 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$202,264	$45,677,672	$—	$—	$45,879,936
Cost of revenues	(520,197)	(40,224,857)	—	—	(40,745,054)
Gross profit	(317,933)	5,452,815	—	—	5,134,882

Operating expenses	(408,210)	(544,375)	—	—	(952,585)
General and administrative expenses	(593,154)	(893,967)	—	(301,579)	(1,788,700)
Operating loss	(1,319,297)	4,014,473	—	(301,579)	2,393,597

Other income (expenses)
Interest income	5,691	460,939	—	501	467,131
Interest expense	1,350,322	(3,695,194)	—	—	(2,344,872)
Other income, Net	(1,782,544)	(54,579)	82,766	—	(1,754,357)
Total other (expenses) income	(426,531)	(3,288,834)	82,766	501	(3,632,098)

Income (loss) before income taxes	(1,745,829)	725,639	82,766	(301,078)	(1,238,501)
Income tax	(1,333,212)	—	—	—	(1,333,212)
Net Income(loss)	$(3,079,041)	$725,639	$82,766	$(301,078)	$(2,571,713)

	Three Months Ended June 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$134,213	$5,778,351	$—	$—	$5,912,564
Cost of revenues	(184,496)	(4,944,933)	—	—	(5,129,429)
Gross profit	(50,283)	833,418	—	—	783,135

Operating expenses	65,205	(878,634)	—	—	(813,429)
General and administrative expenses	(433,751)	(308,919)	—	(5,834)	(748,504)
Operating loss	(418,829)	(354,135)	—	(5,834)	(778,798)

Other income (expenses)
Interest income	22,082	229,212	—	1,516	252,810
Interest expense	—	—	—	—	—
Other income, Net	33,737,237	6,481	191,245	—	33,934,963
Total other (expenses) income	33,759,319	235,693	191,245	1,516	34,187,773

Income (loss) before income taxes	33,340,490	(118,442)	191,245	(4,318)	33,408,975
Income tax	(644,226)	(131,686)	—	—	(775,912)
Net Income(loss)	$32,696,264	$(250,128)	$191,245	$(4,318)	$32,633,063

	Six Months Ended June 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$421,106	$7,945,827	$—	$—	$8,366,933
Cost of revenues	(503,880)	(6,926,607)	—	—	(7,430,487)
Gross profit	(82,774)	1,019,220	—	—	936,446

Operating expenses	(42,789)	(1,869,297)	—	—	(1,912,086)
General and administrative expenses	(433,714)	(781,944)	—	(400,044)	(1,615,702)
Operating loss	(559,277)	(1,632,021)	—	(400,044)	(2,591,342)

Other income (expenses)
Interest income	51,746	463,633	—	8,095	523,474
Interest expense	—	—	—	—	—
Other income, Net	239,088	16,447	3,357,142	—	33,612,677
Total other (expenses) income	290,088	480,080	33,357,142	8,095	34,136,151

Income (loss) before income taxes	(268,443)	(1,151,941)	33,357,142	(391,949)	31,544,809
Income tax	279,231	(131,686)	—	(751,138)	(603,593)
Net Income(loss)	$10,788	$(1,283,627)	$33,357,142	$(1,143,087)	$30,941,216

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2022
Real estate property under development	$—	$144,238,751	$—	$—	$144,238,751
Total assets	20,470,992	182,241,498	28,139,219	68,245,158	299,096,867

As of June 30, 2021
Real estate property under development	—	183,090,858	—	—	93,071,511
Total assets	$22,249,493	$253,880,401	$43,831,149	$71,628,033	$238,035,819

NOTE 22 – RELATED PARTY TRANSACTIONS

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party in the first quarter of 2022.

NOTE 23 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2022, up through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of July 31, 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by the end of July 31, 2022. Phase 3 began construction in first quarter of 2021and pre-sold 20 units out of 51units as of July 31, 2022. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 31, 2022, the Company sold and pre-sold 506 units and 163 units, respectively, out of 679 units of the first phase and pre-sold 364 out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of June 30, 2022 and December 31, 2021.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the 3 months and 6 months period ended June 30, 2022 with comparisons to the same periods ended June 30, 2021.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2022	% to total	2021	% to total	% change	2022	% to total	2021	% to total	% change
Agency sales	—	—	—	—	—	—	—	—	—	(100)
Property management	108,966	0.31	305,416	5.09	(64)	432,635	0.94	627,998	7.51	(31)
House sales	34,948,572	99.69	5,699,917	94.91	513	45,447,301	99.06	7,738,936	92.49	487
Net revenues	35,057,538	100	6,005,333	100	484	45,879,936	100	8,366,934	100	448

The net revenue in the second quarter of 2022 was $35,057,538, which increased 484% from $6,005,333 in the second quarter of 2021. The net revenue in the first two quarters of 2022 was $45,879,936, which represented a increase of 448% from $8,366,934, in the first two quarter of 2021. In the second quarter of 2022, property management, and house sales represented 0.31%, and 99.69% of our net revenues, respectively. For the first two quarters of 2022, property management, and house sales represented 0.94%, and 99.06% of our net revenues, respectively. The increase in net revenue in the first two quarter of 2022 was mainly due to we recognized the sales revenue of the Huaian project in the first quarter of 2022.

Property Management

Property management represented 0.31% of our revenue for the first two quarters of 2022 and revenue from property management decreased by 64% compared with the same period in 2021.

House sales

For the first two quarters of 2022, the Company recognized revenue of house sales of Huaian project. House sales represented 99.69% of our revenue for the first two quarters of 2022.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2022	% to total	2021	% to total	% change	2022	% to total	2021	% to total	% change
Agency sales	—	—	—	—	(100)	—	—	—	—	(100)
Property management	392,400	1.29	419,213	8.04	(6)	792,132	1.94	809,343	10.89	(2)
House sales	30,089,273	98.71	4,797,953	91.96	527	399,529,224	98.06	6,621,144	89.11	503
Cost of revenues	30,481,673	100	5,217,166	100	484	40,745,054	100	7,430,487	100	448

The cost of revenues for the second quarter of 2022 was $30,481,673, which increased 484% from $5,217,166 during the second quarter of 2021. The cost of revenues for the first two quarters of 2022 was $40,745,054, which increased 448% from $7,40,487 during the first two quarters of 2021. For the second quarter of 2022, property management, and house sales represented 1.29%, and 98.71% of our cost of revenues, respectively. For the first two quarters of 2022, property management, and house sales represented 1.94%, and 98.06% of our cost of revenues, respectively. The increase in the cost of revenue in the second quarter and first two quarter of 2022 was mainly cost of revenue was recognized of Huaian project for house sales.

Property management

The cost of revenue for property management for the first two quarters of 2022 was $792,132, a decrease of 2% from $809,343 for the same period in 2021. This was mainly due to less business for the property management.

House sales

For the first two quarters of 2022, the Company recognized cost of revenue for house sales of the Huaian project. House sales represented 98.06% of our cost of revenue for the first two quarters of 2022.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2022	% to total	2021	% to total	% change	2022	% to total	2021	% to total	% change
Agency sales	—	—	—	—	(100)	—	—	—	—	(100)
Property management	14,611	5.84	321,999	37.66	(95)	436,929	45.87	518,190	27.10	(15)
House sales	235,672	94.16	532,956	62.34	(56)	515,656	54.13	1,393,996	72.90	(63)
Operating expenses	250,283	100	854,955	100	(70)	952,585	100	1,912,086	100	(50)

The operating expenses for the second quarter of 2022 were $250,283, which decreased 70% from $854,955 for the same period in 2021. The total operating expenses for the first two quarters of 2022 were $952,585, which decreased 50% from $1,912,086 for the same period in 2021. In the second quarter of 2022, property management, and house sales represented 37.66%, and 62.34% of the total operating expenses, respectively. For the first two quarters of 2022, property management, and house sales represented 45.87%, 54.13% of the total operating expenses, respectively. The decrease in the overall operating expense resulted from the decrease in house sales for the second quarter and the first two quarters of 2022.

Property management

The operating expenses for property management for the first two quarters of 2022 were $436,929, a decrease of 15% from $518,190 in the same period in 2021. The decrease is mainly due to consulting expenses relating to the business in the period in 2022.

House sales

The operating expenses for house sales for the first two quarters of 2022 were $515,656, which decreased 63% from $1,393,996 for the same period in 2021.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2022 were $1,788,700, which increased by 11% from $1,615,702 for same period in 2021.

Other income, net

Other income, net for the first two quarters of 2022 was the loss of $1,776,436, an decrease of 453% from the income $502,985 for the same period in 2021. The income decreased mainly due to the paper loss of our stock market investment.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors as of June 30, 2022 was $453,607. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $432,011 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $21,596 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amounts due to SHSJ and JXSY, in the amounts of $21,510,187 and $528,481 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2022, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $13,271,661.

The Company’s operating activities used cash in the amount of $24,290,420, which was primarily attributable to the receipts in advance.

The Company’s investing activities used cash resources of $1,156,096, which was primarily attributable to the net cash from transaction financial assets.

The Company’s financing activities provided cash resources of $15,096,326, which was primarily attributable to the restricted cash.

The potential cash needs for 2022 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the Huai’an project.

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

ITEM 4. CONTROLS AND PROCEDURES

A.Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

●	hiring additional personnel with sufficient knowledge and experience in U.S. GAAP; and
●	providing ongoing training course in U.S. GAAP to existing personnel, including our Chief Financial Officer and Financial Controller.

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

Date: August 15, 2022
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: August 15, 2022
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer