Form 10-Q
period 2022-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2022-11-21
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 21, 2022 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2022

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$10,607,248	$24,901,044
Restricted cash (Note 3)	47,352,466	73,010,575
Transactional financial assets (Note 4)	38,796,665	13,890,946
Accounts receivable	206,452	65,850
Real estate property under development (Note 5)	121,416,669	178,685,026
Amount due from an unconsolidated affiliate	16,197,975	15,837,851
Other receivables and deposits, net (Note 6)	13,527,100	15,241,563
Total current assets	248,104,575	321,632,855

Property and equipment, net (Note 7)	1,055,918	1,238,416
Investment properties, net (Note 8)	22,594,588	26,340,669
Deferred tax assets (Note 18)	—	853,364
Investment in an unconsolidated affiliate (Note 9)	12,508,245	14,320,943
Goodwill (Note 11)	1,116,925	1,855,655
Other investments (Note 10)	640,264	712,981
Total assets	$286,020,515	$366,954,883

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,408,490	1,568,455
Accounts payable (Note 15)	21,368,935	25,120,074
Amounts due to directors (Note 13)	449,840	525,396
Amount due to an affiliate (Note 16)	49,284,279	20,489,304
Customer deposits (Note 17)	44,404,826	126,175,201
Other payables and accrued expenses (Note 14)	7,460,892	8,819,132
Other taxes payable	228,564	404,833
Income taxes payable (Note 18)	1,632,965	683,957
Dividends payables	10,303,789	10,303,789
Total current liabilities	136,542,580	194,090,141

Long-term income tax payable (Note 18)	1,294,107	2,243,118
Total liabilities	137,836,687	196,333,259

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	686,919	686,919
Additional paid-in capital	8,050,008	8,050,008
Statutory reserve (Note 20)	3,986,618	3,986,618
Retained Earnings	116,768,749	117,729,224
Accumulated other comprehensive income	6,654,334	24,738,423
Total deficit of Sunrise Real Estate Group, Inc.	136,146,628	155,191,192
Non-controlling interests	12,037,200	15,430,432
Total shareholders’ equity	148,183,828	170,621,624
Total liabilities and shareholders’ equity	$286,020,515	$366,954,883

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$22,343,689	$5,597,194	$69,107,749	$14,295,753
Cost of revenues	(19,303,768)	(4,180,541)	(60,833,995)	(11,905,538)
Gross profit (loss)	3,039,921	1,416,653	8,273,754	2,390,215

Operating expenses	(533,435)	(477,979)	(1,504,377)	(2,465,851)
General and administrative expenses	(790,049)	(1,198,736)	(2,613,218)	(2,878,477)
Operating profit (loss)	1,716,437	(260,062)	4,156,159	(2,954,113)

Other income (expenses)
Interest income	98,159	221,250	574,292	765,472
Interest expense	(253,912)	—	(2,598,784)	—
Other income (loss), net	(1,196,173)	348,451	(2,984,763)	33,981,064
Total other Income	(1,351,926)	569,701	(5,009,255)	34,746,536

Income (loss) before income taxes	364,511	309,639	(853,096)	31,792,423

Income tax benefit (expense)	(722,928)	(1,228,207)	(2,081,832)	(1,855,724)
Net income (loss)	(358,417)	(918,568)	(2,934,928)	29,936,699
Less: Net (income) loss attributable to non-controlling interests	(150,003)	(430,393)	1,974,453	(508,037)
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(508,420)	$(1,348,961)	$(960,475)	$29,428,662
Net income (loss)	(358,417)	(918,568)	(2,934,928)	29,936,699
Other comprehensive income (loss) Foreign currency translation adjustment	(9,933,799)	(595,689)	(19,502,868)	829,408
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive income (loss)	(10,292,216)	(1,514,257)	(22,437,796)	30,766,107
Less: Comprehensive income (loss) attributable to non-controlling interests	587,955	(414,228)	3,393,232	(2,248,690)
Total comprehensive income (loss) attributable to shareholders	(9,704,261)	(1,928,485)	(19,044,564)	28,517,417
Earnings per share – basic and fully diluted	$(0.01)	$(0.02)	$(0.01)	$0.43

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2021	68,691,925	$686,919	$8,050,008	$3,986,618	$117,729,224	$24,738,423	$15,430,432	$170,621,624
Profit (loss) for the year					(960,475)		(1,974,453)	(2,934,928)
Dividend					—			—
Translation of foreign operations	—	—	—	—	—	(18,084,089)	(1,418,779)	(19,502,858)
Balance, Sept. 30, 2022	68,691,925	686,919	8,050,008	3,986,618	116,768,749	6,654,334	12,037,200	148,183,828

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2022	68,691,925	$686,919	$8,050,008	$3,986,618	$117,281,967	$15,850,175	$12,625,155	$158,480,842
Profit (loss) for the year					(513,218)		(334,074)	(847,292)
Dividend								—
Translation of foreign operations	—	—	—	—	—	(9,195,841)	(253,881)	(9,449,722)
Balance, Sept. 30, 2022	68,691,925	686,919	8,050,008	3,986,618	116,768,749	6,654,334	12,037,200	148,183,828

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

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended Sept. 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(2,934,928)	$29,936,699

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,338,556	3,807,266
Loss (Gain) on disposal of property, plant and equipment	39,255	7,217
Bad debts	—	—
Equity in net loss (income) of unconsolidated affiliates	—	(33,775,974)
Changes in assets and liabilities
Accounts receivable	(158,455)	39,343
Real estate property under development	41,996,130	(29,656,947)
Customer Deposits	(74,110,690)	44,188,731
Amount due from unconsolidated affiliates	31,094,696	(14,545,221)
Other receivables and deposits	172,090	(2,261,623)
Deferred tax assets	824,263	(390,748)
Net cash from directors	(23,632)	(23,039,479)
Accounts payable	(1,279,071)	6,372,803
Other payables and accrued expenses	(493,470)	638,426
Dividend	1,130,314	—
Other taxes payable	(145,185)	(208,652)
Income taxes payable	146,768	(349,061)
Net cash provided by (used in) operating activities	(2,403,359)	(19,237,220)

Cash flows from investing activities
Purchases of property and equipment	(192,668)	(29,299)
Net Cash from Transactional financial assets	(28,312,335)	10,669,404
Acquisition of investment	—	—
Dividend distribution of affiliates	—	16,408,055
Net cash provided by (used in) investing activities	(28,505,003)	27,048,160

Cash flows from financing activities
Restricted cash	19,588,608	(21,529,178)
Repayments to directors	—	—
Advances from an affiliate	—	5,004
Repayments to an affiliate	—	—
Dividends paid to shareholders	—	6,869,193
Net cash provided by (used in) financing activities	19,588,608	(28,393,367)

Effect of exchange rate changes on cash and cash equivalents	(2,974,042)	(2,538,314)

Net increase in cash and cash equivalents	(14,293,796)	(23,120,741)
Cash and cash equivalents at beginning of period	24,901,044	40,369,612
Cash and cash equivalents at end of period	$10,607,248	$17,248,871

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—
Interest paid	—	—

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

As of September 30, 2022, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Zhong Ji Pu Fa Real Estate Company Limited (SHGXL)	March 12, 2012	PRC	100%	Equity investment	real estate development
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Shangyang International Pte. Ltd	August 19, 2022	SINGAPORE	100%	Subsidiary	Investment holding
1	The Company and a shareholder of SZSY, which holds 12.5% equity interest in SZSY, entered into a voting agreement under which the Company is entitled to exercise the voting rights in respect of the shareholder’s 12.5% equity interest in SZSY. The Company effectively holds 75.25% voting rights in SZSY and therefore considers SZSY as a subsidiary of the Company.
2	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3	In December 2019, SHDEW issued shares to its employees pursuant to an employee stock bonus. This issuance resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.
4	We established HAZB for the purpose of for real estate development in Huai’an through HATX of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2022 and the results of operations for the nine months ended September 30, 2022 and 2021, and the cash flows for the nine months ended September 30, 2022 and 2021. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of September 30, 2022 and December 31, 2021 are $1: RMB7.0998 and $1: RMB6.4854, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of September 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2. Phase 3 began construction in the first quarter of 2021 and pre-sold 20 units out of 51 units as of September 30, 2022. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2022, the Company sold 669 out of 679 units of the first phase and sold and pre-sold 80 units and 284 units, respectively, out of 873 of the second phase.

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02 which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASU 2016-02 in the first quarter of 2022 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-

lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. At the date of adoption on January 1, 2022, this guidance had no impact to the Company’s condensed consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that have applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing a home in our project. Once we complete the transfer to the buyer, these deposits become unrestricted. As of September 30, 2022 and December 31, 2021, the Company held cash deposits of $47,352,466 and $73,010,575, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2022, we had $38,796,665 invested in bank wealth management investment products. The investments have short term maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity periods. The annualized rate of return may range from 3.15% to 4.4% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold 84 villas out of all 84 units in Phase 2, and pre-sold 20 units out of 51 units in Phase 3 as of September 30, 2022.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of September 30, 2022, land use rights included in real estate property under development totaled $121,416,669.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2022, the Company sold 669 out of 679 units of the first phase and pre-sold and pre-sold 80 units and 284 units, respectively, out of 873 of the second phase.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2022	2021
Advances to staff	$700,984	37,573
Rental deposits	721,847	803,515
Prepaid expense	40,398	21,332
Prepaid tax	9,507,513	12,610,075
Other receivables	2,556,358	1,769,068
	$13,527,100	$15,241,563

Other receivables and deposits as of September 30, 2022 and December 31, 2021 were stated net of allowance for doubtful accounts of $42,051 and $515,604, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2022	2021
Furniture and fixtures	$241,215	$233,678
Computer and office equipment	337,144	368,165
Motor vehicles	550,331	737,987
Properties	2,130,971	2,372,989
	3,259,661	3,712,820
Less: Accumulated depreciation	(2,203,743)	(2,474,404)
	$1,055,918	$1,238,416

Depreciation and amortization expense for property and equipment amounted to $39,255 and $129,518 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2022	2021
Investment properties	$32,732,469	$36,449,956
Less: Accumulated depreciation	(10,137,881)	(10,109,287)
	$22,594,588	$26,340,669

Depreciation and amortization expense for investment properties amounted to $1,139,733 and $1,210,813 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)% and SHTX (23)%. As of September 30, 2022, the investment amount in SHDEW was $12,480,075 and SHTX was $28,170.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as September 30, 2022. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s measurement alternative investments was $640,264 and $712,981, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended September 30, 2022 and 2021, respectively.

NOTE 11 - GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB (approximately $3,398,213). As of September 30, 2022, the amount of $1,116,925 of goodwill represents the difference between the investment cost and book value.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,408,490 and $1,568,455 as of September 30, 2022 and December 31, 2021, respectively.

The promissory note with a principal as of September 30, 2022 amounting to $704,245 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $704,245 and $784,228, respectively.

The promissory note with a principal as of September 30, 2022 amounting to $704,245 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $704,245 and $784,228, respectively.

For the nine months ended September 30, 2022, the interest expense related to these promissory notes was $NIL.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2022	2021
Lin Chi-Jung	$429,425	$502,663
Lin Hsin-Hung	20,415	22,733
	$449,840	$525,396

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2022	2021
Accrued staff commission and bonus	$272,058	$272,025
Rental deposits received	138,500	110,171
Bid bond	91,552	103,518
Dividends payable to non-controlling interest	189,519	211,043
Other payables	6,769,263	8,122,375
	$7,460,892	$8,819,132

NOTE 15 - ACCOUNT PAYABLE

Account payable was mostly derived from our property development of the Linyi project and the HATX project. As of September 30, 2022, and December 31, 2021, the Company’s account payable amounted to $21,368,935 and $25,120,074, respectively.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of September 30, 2022, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX,was $48,784,962. The amount due to JXSY was $499,317, which was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the HATX project, which was pre-sale collection from our customers. As of September 30, 2022, and December 31, 2021, the Company’s customer deposits amounted to $44,404,826 and $126,175,201, respectively.

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2022 and 2021 were $147,842 and $64,150, respectively.

As of September 30, 2022, the Company had the following operating lease obligations.

Amount
Within one year	$92,858
Two to five years	—
$92,858

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2022, and December 31, 2021, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

NOTE 21 - SEGMENT INFORMATION

The Company’s chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended September 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$299,689	$22,044,000	$—	$—	$22,343,689
Cost of revenues	(235,981)	(19,067,787)	—	—	(19,303,768)
Gross profit	63,708	2,976,213	—	—	3,039,921

Operating expenses	(216,804)	(316,631)	—	—	(533,435)
General and administrative expenses	(422,388)	(361,827)	—	(5,834)	(790,049)
Operating loss	(575,484)	2,297,755		(5,834)	1,716,437

Other income (expenses)
Interest income	(7,890)	104,533	—	1,516	98,159
Interest expense	281,464	(535,376)	—	—	(253,912)
Other income, Net	69,323	572	(1,266,068)	—	(1,196,173)
Total other (expenses) income	342,897	(430,271)	(1,266,068)	1,516	(1,351,926)

Income (loss) before income taxes	(232,587)	1,867,484	(1,266,068)	(4,318)	364,511
Income tax	(722,928)	—	—	—	(722,928)
Net Income(loss)	$(955,515)	$1,867,484	$(1,266,068)	$(4,318)	$(358,417)

	Nine Months Ended September 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$501,953	$68,605,796	$—	$—	$69,107,749
Cost of revenues	(756,178)	(60,077,817)	—	—	(60,833,995)
Gross profit	(254,225)	8,527,979	—	—	8,273,754

Operating expenses	(643,371)	(861,006)	—	—	(1,504,377)
General and administrative expenses	(940,200)	(1,255,794)	—	(417,224)	(2,613,218)
Operating loss	(1,837,796)	6,411,179		(417,224)	4,156,159

Other income (expenses)
Interest income	8,210	565,472	—	610	574,292
Interest expense	1,631,786	(4,230,570)		—	(2,598,784)
Other income, Net	(3,202,019)	(54,007)	371,263	(100,000)	(2,984,763)
Total other (expenses) income	(1,562,023)	(3,719,105)	371,263	(99,390)	(5,009,255)

Income (loss) before income taxes	(3,399,820)	2,692,074	371,263	(516,614)	(853,096)
Income tax	(2,081,832)	—	—	—	(2,081,832)
Net Income(loss)	$(5,481,652)	$2,692,669	$371,263	$(516,614)	$(2,934,928)

	Three Months Ended September 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$192,814	$5,404,380	$—	$—	$5,597,194
Cost of revenues	17,482	(4,198,023)	—	—	(4,180,541)
Gross profit	210,297	1,206,356	—	—	1,416,653

Operating expenses	9,733	(487,712)	—	—	(477,979)
General and administrative expenses	(457,113)	(735,789)	—	(5,834)	(1,198,736)
Operating loss	(237,083)	(17,145)		(5,834)	(260,062)

Other income (expenses)
Interest income	11,341	208,393	—	1,516	221,250
Interest expense	—	—	—	—	—
Other income, Net	158,862	(1,656)	191,245	—	348,451
Total other (expenses) income	170,203	206,737	191,245	1,516	569,701

Income (loss) before income taxes	(66,880)	189,592	191,245	(4,318)	309,639
Income tax	131,296	(1,359,503)	—	—	(1,228,207)
Net Income(loss)	$64,416	$(1,169,911)	$191,245	$(4,318)	$(918,568)

	Nine Months Ended September 30, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$61,392,111	$13,681,832	$—	$—	$14,295,753
Cost of revenues	(780,908)	(11,124,630)	—	—	(11,905,538)
Gross profit	(166,987)	2,557,202)	—	—	2,390,215

Operating expenses	(108,842)	(2,357,009)	—	—	(2,465,851)
General and administrative expenses	(818,075)	(1,517,733)	—	(542,669)	(2,878,477)
Operating loss	(1,093,904)	(1,317,540)		(542,669)	(2,954,113)

Other income (expenses)
Interest income	78,229	672,026	—	15,217	765,472
Interest expense	—	—		—
Other income, Net	(345,214)	14,791	34,311,487		33,981,064
Total other (expenses) income	(266,985)	686,817	34,311,487	15,217	34,746,536

Income (loss) before income taxes	(1,360,890)	(630,723)	34,311,487	(527,452)	31,792,423
Income tax	386,603	(1,491,189)	—	(751,138)	(1,855,724)
Net Income(loss)	$(974,286)	$(2,121,912)	$34,311,487	$(1,278,590)	$29,936,699

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of September 30, 2022
Real estate property under development	$—	$121,416,669	$—	$—	$121,416,669
Total assets	19,730,404	149,942,466	51,945,174	64,402,471	286,020,515

As of September 30, 2021
Real estate property under development	—	196,842,203	—	—	196,842,203
Total assets	$36,252,955	$264,622,607	$29,298,167	$71,274,490	$401,448,219

NOTE 22 – RELATED PARTY TRANSACTIONS

We rented an office of nearly 192 square meters in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party, in the first quarter of 2022.

The Company’s subsidiary has made a loan contract with SHSJ, our related party, which have borrowed RMB 200 million.

NOTE 23 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from October 1, 2022, up through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of October 31, 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by the end of October 31, 2022. Phase 3 began construction in first quarter of 2021and pre-sold 20 units out of 51units as of October 31, 2022. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

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

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW’s online Wechat stores had a membership of over ten million members as of October 31, 2022. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of September 30, 2022, the Company sold and 669 units out of 679 units of the first phase and sold and pre-sold 80 units and 284 units, respectively, out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of September 30, 2022 and December 31, 2021.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2022 with comparisons to the period ended September 30, 2021.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022	% to total	2021	% to total	% change	2022	% to total	2021	% to total	% change
Property management	440,717	2	374,292	6	18	873,352	1	1,002,290	7	(12)
House sales	21,902,972	98	5,554,527	94	294	68,234,397	99	13,293,463	93	413
Net revenues	22,343,689	100	5,928,819	100	277	69,107,749	100	14,295,753	100	383

The net revenue for the third quarter of 2022 was $22,343,689, which increased 277% from $5,928,819 from the third quarter of 2021. The net revenue for the first three quarters of 2022 was $69,107,749, which represented a increase of 383% from $14,295,753 from the first three quarters of 2021. For the third quarter of 2022, property management and house sales represented 2% and 98% of our net revenues, respectively. For the first three quarters of 2022, property management and house sales represented 1% and 99% of our net revenues, respectively. The increase in net revenue for the first three quarters of 2022 was mainly due to the recognition of revenue of Huaian Tianxi project at a certain portion.

Property Management

Property management represented 1% of our revenue for the first three quarter of 2022 and revenue from property management decreased by 12% compared with the same period in 2021.

House sales

For the first three quarters of 2022, the Company has recognized house sales of Huaian Tianxi project at a certain portion. House sales represented 99% of our revenue for the first three quarters of 2022.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022	% to total	2021	% to total	% change	2022	% to total	2021	% to total	% change
Property management	383,745	2	4,187,784	9	(8)	1,175,877	2	1,228,121	10	(4)
House sales	18,920,023	98	4,056,273	91	366	59,658,118	98	10,677,417	90	458
Cost of revenues	19,303,768	100	4,475,051	100	331	60,833,998	100	11,905,538	100	410

The cost of revenue for the third quarter of 2022 was $19,303,768, which increased 331% from $4,475,051 during the third quarter of 2021. The cost of revenues for the first three quarters of 2022 was $60,833,998, which increased 410% from $11,905,538 during the first three quarters of 2021. For the third quarter of 2022, property management, and house sales represented 2% and 98% of our cost of revenue, respectively. For the first three quarters of 2022, property management, and house sales represented 2% and 98% of our cost of revenue, respectively. The increase in the cost of revenue in the third quarter and in the first three quarters of 2022 was mainly due to the company recognized the cost of revenue of Huaian Tianxi project at a certain portion.

Property management

The cost of revenue for property management for the first three quarters of 2022 was $11,175,877, a decrease of 4% from $1,228,121 in the same period in 2021.

House sales

For the first three quarters of 2022, the Company has recognized house sales of cost of revenue of Huaian Tianxi project at a certain portion. House sales represented 98% of our revenue for the first three quarters of 2022.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2022	% to total	2021	% to total	% change	2022	% to total	2021	% to total	% change
Property management	345,750	65	165,805	30	108	801,036	53	683,995	28	17
House sales	187,685	35	387,860	70	(52)	703,341	47	1,781,856	72	(60)
Operating expenses	533,435	100	553,665	100	(4)	1,504,377	100	2,465,851	100	(38)

The operating expenses for the third quarter of 2022 were $533,435, which decreased 4% from $553,665 for the same period in 2021. The total operating expenses for the first three quarters of 2022 were $1,504,377, which decreased 38% from $2,465,851 for the same period in 2021. For the third quarter of 2022, property management and house sales represented 65%, and 35% of the total operating expenses, respectively. For the first three quarters of 2022, property management and house sales represented 53%, and 47% of the total operating expense, respectively. The decrease in the overall operating expense resulted from the decrease in property management for the third quarter and the first three quarters of 2022.

Property management

The operating expenses for property management for the first three quarters of 2022 were $801,036, an increase of 17% from $683,995 in the same period in 2021. The decrease is mainly due to the consulting expenses relating to the business.

House sales

The operating expenses for house sales for the first three quarters of 2022 were $703,341 which decreased 60% from $1,781,856 in the same period in 2021. The increase is mainly due to the operations of HATX project.

General and Administrative Expenses

General and administrative expenses in the first three quarters of 2022 were $2,613,218, a decrease of 9% from $2,878,477, in the same period in 2021.

Other income, net

Other loss for the first three quarters of 2022 was $2,984,763, a decrease of 91% from $33,981,064 for the same period in 2021. The decrease in income was mainly due to the lack of dividend received from SHDEW and the loss of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2022 was $449,840. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consists of temporary advances at the amount of $429,424 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $20,415 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amount due to SHSJ and JXSY, in the amount of $48,784,962 and $499,317, were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2022, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $10,607,248.

The Company’s operating activities used cash in the amount of $2,403,359, which was primarily attributable to the recognizing revenue of the real estate project.

The Company’s investing activities used cash resources of $28,505,003, which was primarily attributable to the investment in transactional financial assets.

The Company’s financing activities provided cash resources of $19,588,608, which was primarily attributable to the restricted cash of our real estate developments.

The potential cash needs for 2022 are for investment in transactional financial assets, construction for our development projects in the Huai’an project (HATX) and the Linyi project.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Section 302 Certification by the Corporation’s Chief Executive Officer.

31.2*	Section 302 Certification by the Corporation’s Chief Financial Officer.

32.1*	Section 1350 Certification by the Corporation’s Chief Executive Officer and Corporation’s Chief Financial Officer.

101	XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

104	104 Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNRISE REAL ESTATE GROUP, INC.

Date: November 21, 2022
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: November 21, 2022
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer