Form 10-K
period 2022-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2023-04-26
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $3,204,973.85, based on the average opening and closing price of $0.209 for the Common Stock on June 30, 2022.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of April 25, 2023 was 68,691,925 shares.

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

SRRE is a Texas holding company and conducts business primarily through its operating subsidiaries in China. The Company’s principal activities are real estate development and property brokerage services, including real estate marketing services, property leasing services; and property management services in the PRC. Our investors hold shares of common stock in SRRE, the Texas holding company.

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity structure with any entity in China. We operate through our wholly-owned subsidiaries, CY-SRRE and LRY. CY-SRRE and LRY do not have operations themselves but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, SHXJY. LRY operates through its wholly owned subsidiaries, SHSY. SHXJY and SHSY are property agency business earning commission revenue from marketing and sales services to developers. Our current ownership interests in our various subsidiaries and other entities are set forth in the below organizational chart:

Figure 1: Company Organization Chart

Sunrise Real Estate Group, Inc.
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
Lin Ray Yang Enterprise Ltd., BVI
15%
100%
100%
78.5%
Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd.
Shanghai Shang Yang Investment Management and Consulting Co., Ltd. [1]
Huai'an Zhanbao Industrial Co., Ltd.
12.5%
26%
75%
Suzhou Xin Ji Yang Real Estate Consult. Co., Ltd.
100%
51%
25%
100%
100%
49%
Sanya Shang Yang Real Estate Consult.
Shanghai Huitian Wealth Mgmt. Co., Ltd
Hangzhou DingDing Dangdang Tech. Co., Ltd.
Shanghai Rui Jian Design Co., Ltd.
Huai'an Tianxi Real Estate Development Co., Ltd.
Suzhou Shang Yang Real Estate Consult. Co., Ltd.
60%
Shanghai Xin Ji Yang Real Estate Brokerage. Co., Ltd.
49%
12.6%
100%
Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd
Zhong Ji Pu Fa Real Estate Co., Ltd [2]
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

Our major business is real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC. Additionally, we have expanded our business to financial activities such as entity investment, fund management, and financial services. The chart and accompanying narrative below provides the specific entities that conduct operations, as well as the approximate percentage of revenues generated by such entities:

	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
1	Lin Ray Yang Enterprise Ltd.	Holding company	0%	British Virgin Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
2	Sunrise Real Estate Development Group Inc.	Holding company	0%	Cayman Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
3	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service	0%	China	Sunrise Real Estate Development Group Inc.	Cayman Islands	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
4	Shanghai Shangyang Investment Management and Consulting Co., Ltd	Consultation service	0.75% (USD599,199)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
5	Zhong Ji Pu Fa Real Estate Co., Ltd	Property Development	0.51% (USD411,660)	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
6	Huai’an Zhan Bao Property Investment Co., Ltd	Holding Company	(0%)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	78.46%
	Zhan Li (HK) Ltd.	Hong Kong	10%
	Beijing Zuitaoran Fashion Ltd.	China	10%
	Shanghai Ba A Management Centre (Limited Partnership)	China	0.77%
	Fang Ken Management Centre (Limited Partnership)	China	0.77%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
7	Huai‘an Tianxi Real Estate Development Co., Ltd	Property Development	98.65% (USD78,940,077) (	China	Huai’an Zhan Bao Property Investment Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
8	Shanghai Ruijian Design Co., Ltd	Consultation service	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
9	Linyi Ruilin Design Co., Ltd	Consultation service	0%	China	Shanghai Ruijian Design Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization		Place of Organization or Citizenship
10	Linyi Shangyang Real Estate Development Co., Ltd	Property development	0%	China	Zhang Shu Qing	Taiwan	46%
	Linyi Ruilin Design Co., Ltd	China	34%
	Chen Jia Wei	Taiwan	7%
	Huang Xin Hua	Taiwan	8%
	Guo Wei Chun	Taiwan	5%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
11	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service,	0.09%(USD69,252)	China	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	China	75%
	Jacky Pan Investment Inc	British Virgin Islands	25%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
12	Suzhou Shang Yang Real Estate Consultation Co., Ltd	Consultation service,	0%	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	China	49%
	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	China	26%

	Jacky Pan Investment Inc	British Virgin Islands	12.5%
	Sunrise Real Estate Development Group Inc.	Cayman Islands	12.5%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
13	Shanghai Xin Ji Yang Real Estate Brokerage Co., Ltd	Consultation service,	0%	China	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	China	60%
	Jacky Pan Investment Inc	British Virgin Islands	25%
	Sunrise Real Estate Development Group Inc.	Cayman Islands	15%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
14	Sanya Shang Yang Real Estate Consultation Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
15	Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd.	Property development	0%	China	Sanya Shang Yang Real Estate Consultation Co., Ltd	China	49%
	Wang Zhi Qing	China	51%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
16	Shanghai Huitian Wealth Mgmt. Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	59%
	Pan Jian	China	21%
	Wang Zhan	China	20%
	Company	Operation	% of Rev Based on 2022	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
17	Shanghai Daerwei Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Guangpeng Investment & Managament Co., Ltd	China	35.18%
	Shanghai Shenji Biological Tech. Co., Ltd	China	31.86%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.3%
	Beijing Zuitaoran Clothes Co., Ltd	China	4.7%
	Xiamen Ruixu Investment Partnership (Limited Partnership)	China	2.37%
	Tao Hong	China	1.93%
	Kuang Gui Yuan	China	1.24%
	Xiamen Xuyao Investment Partnership (Limited Partnership)	China	1.13%
	Wang Wenhua	China	0.74%
	Shanghai YuanChong Managment & Consulting Partnership (Limited Partnership)	China	0.56%
	Shanghai Xuhao Management & Consulting Partnership (Limited Partnership)	China	0.39%

For the year ended December 31, 2022, the Company’s operating revenue was $80,020,189, which was generated by the following operating subsidiaries:

a. Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”), in which SRRE has a 78.46% indirect ownership through its subsidiary, conducts real estate development and contributed $78,940,077 (approximately 98.65% of SRRE’s total operating revenue in 2022). HATX is 100% owned by Huaian Zhanbao Industrial Co., Ltd. (“HAZB”), which is 78.46% owned by Lin Ray Yang Enterprise Ltd., 10% owned by Zhan Li (HK) Ltd., 10% owned by Beijing Zui Tao Ran Fashion Ltd, 0.77% owned by Shanghai Ba A Management Centre (Limited Partnership), and 0.77% owned by Fang Ken Management Centre (Limited Partnership),

b. The financial information of Zhong Ji Pu Fa Real Estate Co., Ltd. (“SHGXL”) is consolidated into the SRRE’s financial statements because SRRE controls the development rights and is the beneficiary of the revenue that SHGXL generates.  SHGXL conducts real estate management and contributed $411,660 (approximately 0.51% of SRRE’s total operating revenue);

c. Shanghai Shang Yang Investment Management and Consultation Company Limited (“SHSY”) has limited business operations. In 2021, SHSY’s revenue was mostly rental income, interest income and other minor revenue, and it contributed $599,199 (approximately 0.75% of SRRE’s total operating revenue in 2021). SHSY is 100% owned by Lin Ray Yang Enterprise Ltd. (“LRY”), which is 100% owned by SRRE. Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), in which SRRE has a 75% indirect ownership interest through its subsidiary Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), conducts real estate sales and contributed $69,252 (approximately 0.09% of SRRE’s total operating revenue in 2021). SZXJY is 75% owned by SHXJY, and 25% owned by Jacky Pan Investment Inc.

For the fiscal year ended December 31, 2022, none of our net revenue was generated from our brokerage operations. For these services, we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the entire China market, with a particular focus on the second-tier cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou and Wuhan.

Since we started our agency sales operations in 2001, we have established a reputation as a sales and marketing agency for new projects. With our accumulated expertise and experience, we intend to take a more aggressive role by participating in property investments. We plan to select property developers with outstanding qualifications as our strategic partners, and continue to build strength in design, planning, positioning and marketing services. We subsequently phased out of the agency sales operations where we no longer have this business unit.

SHDEW was established in June 2013 as a skincare and cosmetic company. We own 19.91% of the common stock of SHDEW through our subsidiaries SHSY and LYRL. As the Company does not have significant influence in SHDEW and the change of ownership to 19.91% from 20.38% due to certain SHDEW employee stock bonus having vested in December 2019, we changed our accounting method for the SHDEW investment from the equity method to the alternative measurement. The company has made progress in its operations, becoming an ecommerce business with its own app. SHDEW is developing its own skincare products as well as solidifying its position in the ecommerce platform.

Business Activities

Our main operating subsidiary, SHSY, has real estate developments for residential properties as well as property management and leasing. We also have developed a network of landowners and developers, allowing us to explore opportunities in property investments.

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at March 15, 2023. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 at March 15, 2023. Phase 3 began construction in the first quarter of 2021 and pre-sold 23 units out of 51 units at March 15, 2023. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

Real Estate Development

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at March 15, 2023. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. all 88 units have been sold during phase 2 at March 15, 2023. Phase 3 began construction in first quarter of 2021, and pre-sold 23 units out of 51 units in Phase 3 as of March 15, 2023. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 31, 2023, the Company sold 669 units, respectively, out of 679 units of the first phase and sold and pre-sold 177 and 266 units out of 873 of the second phase.

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

GDP Growth of PRC for the period of 2018 through 2022:

GDP GROWTH
2018	6.6%
2019	6.1%
2020	2.3%
2021	8.4%
2022	3.0%

Source: National Bureau of Statistics of China

Government Regulation

Regulations on Foreign-Invested Real Estate Enterprise

Industrial Restriction

Pursuant to the Special Administrative Measures on the Access of Foreign Investment (Negative List) (2021 Edition), or the 2021 Negative List, jointly issued by the NDRC and the MOFCOM on December 27, 2021 and enforced on January 1, 2022, the foreign investment related to real estate development does not fall within the category of industries in which foreign investment is restricted or prohibited. The 2020 Negative List enumerates the restricted industries and the prohibited industries in relation to foreign investment, and the industries, such as real estate development industry, which do not fall within the 2021 Negative List, shall be administered under the principle of equal treatment to domestic and foreign investment. On March 15, 2019, the Foreign Investment Law of the People’s Republic of China, or the “FIL”, was issued by SCNPC and took effect on January 1, 2020, which also provides that the industries in which foreign investment is not restricted and prohibited shall be administered under the principle of equal treatment to domestic investment, however, where verification and record-filing of a foreign investment are required, relevant provisions of the State shall still be followed.

Considering the increasing foreign investment in the real estate industry in recent years, the MOHURD, the MOFCOM, the NDRC, the PBOC, the SAIC, and the SAFE jointly implemented the Opinions on Regulating the Entry and Administration of Foreign Investment in the Real Estate Market, or Circular No. 171, on July 11, 2006 and amended on August 19, 2015, which may impact foreign investment in the real estate industry in the following areas:

●	Foreign-invested real estate enterprises, or the FIREEs must have a registered capital in amounts pursuant to and consistent with existing regulations.

●

Upon payment of the land use rights grant premium, the FIREE can apply to the land administration authority for a land use rights certificate. Upon obtaining the land use rights certificate, an FIREE may then obtain a recertification of its existing Foreign-Invested Enterprises Approval Certificate, or FIEAC, and the Business License, with the same validity period as that of such land use rights certificate, following which, the FIREE may apply to the tax administration for tax registration purposes.

●

When a foreign investor merges with a domestic real estate enterprise, or acquires an FIREE’s equity or project, the investor is required to submit a guarantee which ensures the compliance with the provisions of the land use rights grant contract, construction site planning permit, construction work planning permit, the land use rights certificate, the modification certification issued by the construction authorities, and the tax payments certification issued by the relevant tax authorities.

●

Foreign investors which merge with domestic real estate development enterprises by share transfers or other methods, or which acquire the equity of a PRC party in joint venture enterprises, must allocate their employees appropriately, deal with bank debts and settle the lump sum payment of the transfer price through self-owned funds. However, a foreign investor with an unfavorable record may not be allowed to conduct any of the aforesaid activities.

●

FIREEs which have failed to obtain a land use rights certificate, or which have under 35% of the total capital required for the project, will not be allowed to obtain a loan in or outside China, and foreign exchange administration departments will not approve any settlement of foreign loans by such enterprises.

●	Any Chinese or foreign investors in an FIREE may not guarantee fixed profit returns or provide other arrangements to the same effect for any party in any form.

Circular No. 50

On May 23, 2007, the MOFCOM and the SAFE issued the Notice on Further Strengthening and Standardizing the Approval and Administration of Foreign Direct Investments in Real Estate Enterprise, or Circular No. 50, and amended on October 28, 2015. Some of the key developments in this area are as follows:

●	the local governments/authorities that approve FIREE establishments are now required to file such approvals with the MOFCOM;
●

prior to establishing an FIREE, foreign investors are required to obtain land use rights or the ownership of a real estate project, or the investor should have entered into an indicative land grant contract or indicative project purchase agreement with the land administrative department, developer of the land or owner of the property;

●	the practice of allowing foreign investors taking over local project companies by way of roundtrip investment is strictly controlled; and
●

foreign-invested enterprise that intends to engage in real estate development, or an existing FIREE which intends to undertake a new real estate development project, must first apply to the relevant authorities for such business scope and scale expansion in accordance with laws and regulations on foreign investments.

Circular 122

On August 19, 2015, six PRC regulatory agencies, including the MOHURD and the SAFE, implemented the Notice on Adjusting Policies on Entry and Administration of Foreign Investment in the Real Estate Market, or Circular 122, among other things, according to which the requirement of full payment of its capital contributions of FIREE no longer exists when the FIREE applies to domestic loans, overseas loans and settlement of foreign exchange loans, and the FIREE may directly apply to the bank for the registration of foreign exchange regarding foreign direct investment in accordance with the relevant rules on foreign exchange administration. Similarly, Circular 122 does not de-regulate the Chinese real estate market. The previous material requirements for granting approval under Circular No. 171 and Circular No. 50 still apply.

Other Regulations

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

Employees

As of December 31, 2022, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	1
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	1

SZXJY
Administration Dept.	7
Research & Development Dept.	1
Accounting Dept.	2
Marketing Dept.	14

SZSY
Marketing Dept.	1
Research & Development Dept.	1

SHSY
Administration Dept.	2
Accounting Dept.	2
Development Dept.	4

LYSY
Accounting Dept	2
Administration Dept.	5
Construction Dept.	7
Marketing Dept.	2
Executive Dept.	1

HATX
Administration Dept.	4
Accounting Dept.	3
Construction Dept.	9
Marketing Dept.	6

SHRJ
Administration Dept.
Design Dept.	1
Total	81

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

SHDEW, an unconsolidated affiliate, has generated the majority of our cash receipts through the payment of dividends and advances in the past few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. As of December 31, 2022, we owned 19.91% of SHDEW, but we do not control or have significant influence on its operations, the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

On November 4th, 2022, the MSA of Yuhua District, Shijiazhuang City, a city located within Hebei Province held a hearing regarding the proposed disgorgement of the proceeds of 19 entities and individuals, including SHDEW, Shanghai Shangyang Investment Management and Consulting Co., Ltd. (“SHSY”), Linyi Ruilin Consulting and Design Co., Ltd (“LYRL”), Lin Chi Jung,  and Wang Wenhua, regarding SHDEW’s online multi-level marketing program. SHSY and LYRL are our wholly-owned subsidiaries that own our interest in SHDEW. The MSA is evaluating the results of the hearing and has not determined the final amounts, if any, to be disgorged, which could be material. Our counsel believes that the Yu Hua District has no jurisdiction over this case and that the allegations are likely without merit, although there can be no assurance regarding the outcome. None of such individuals or entities have received any formal notification by Yu Hua District’s State Administration for Market Regulation of this action and no final decision has been made by the Yuhua District MSA against any party. Should the amount to be disgorged by SHDEW be substantial, the ability of SHDEW to pay us dividends in 2023 and in future years could be adversely affected.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of April 15, 2023, Ace Develop Properties directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our director, is the sole shareholder of Ace Develop. As of April, 2023, Robert Lin Investments directly controls 4.87% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.48 per share to a low of $0.16 per share in 2022. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We paid a cash dividend of $0.15 per share on our common stocks on April 5, 2023. Investors should not rely on an investment in our stock if they require dividend income. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stocks, which is uncertain and unpredictable.

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

The real estate market in Yangtze Delta and other areas of the PRC is at a developing one.

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

Changes in social conditions, political and economic policies of the PRC government may affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Our results of operations, financial condition and prospects are influenced by social, economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the framework and style of government supervision, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. The PRC government also exercises significant control over China's economic growth through strategically allocating resources, controlling the payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. The growth rate of the Chinese economy has gradually slowed since 2010, and the impact of COVID-19 on the Chinese economy in 2020, 2021 and 2022 is reported to be severe. Any prolonged slowdown in the Chinese economy may reduce the demand for our property and materially and adversely affect our business and results of operations.

The new, stricter regulations or interpretations of existing regulations imposed by the central or local governments may require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations, and if relevant regulations are issued and become effective in a short notice, we may not be able to take the required actions in a timely manner without allocating significant resource. Therefore, we cannot predict whether changes in the PRC economic, political and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, financial condition or results of operations.

We may be subject to fines or penalties if we fail to comply with any applicable laws, regulations or rules.

Historically, we experienced certain non-compliance incidents as some of our project companies commenced construction before obtaining construction work permits or construction work planning permits. We believe these non-compliances did not have a material operational and financial impact on us. There is no assurance that our internal control measures will be effective and there will not be any non-compliance incidents in the future.

In addition, PRC laws, regulations or rules governing our industry have been evolving rapidly. We cannot assure you that we will not be subject to fines or penalties arising from non-compliance incidents if we fail to adapt to the new regulatory regime in a timely manner, or at all, which may have a material adverse effect on our business, financial condition and results of operation.

There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.

Our core business is conducted within China and is governed by PRC laws and regulations. Our PRC subsidiaries are subject to laws, rules and regulations applicable to foreign investment in China. The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws, rules and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly enhanced the protections afforded to various forms of foreign investment in China. However, China has not developed a fully integrated legal system, and recently enacted laws, rules and regulations may not sufficiently cover all aspects of economic activities in China or may be subject to significant degrees of interpretation by PRC regulatory agencies. In particular, because these laws, rules and regulations are relatively new, and because of the limited number of published decisions and the nonbinding nature of such decisions, and because the laws, rules and regulations often give the relevant regulator significant discretion in how to enforce them, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. In addition, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and which may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until after the occurrence of the violation.

Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into and could materially and adversely affect our business, financial condition and results of operations.

In addition, the PRC government has significant oversight and discretion over the conduct of our operations and may intervene or influence our operations as the government deems appropriate to further regulatory, political and social goals. The PRC government has recently published new policies that significantly affected certain industries such as the internet industries and private education industries, and we cannot rule out the possibility that it will in the future release regulations or policies or take regulatory actions regarding our industry that could adversely affect our business, financial condition and results of operations.

We may fail to obtain or maintain, or may experience material delays in obtaining, necessary government approvals for any major property development, which will adversely affect our business.

The real estate industry in China is strictly regulated by the PRC government. Property developers in China must abide by various laws and regulations, including implementation rules implemented by local governments to enforce these laws and regulations. Before commencing, and during the course of, development of a property project, we need to apply for or renew various licenses, permits, certificates and approvals, including but not limited to, land use rights certificates, construction site planning permits, construction work planning permits, construction permits, pre-sale permits and completion acceptance certificates. We need to satisfy various requirements to obtain these approval certificates and permits, and to meet specific conditions in order for the government authorities to renew relevant approval certificates and permits. We cannot guarantee that we will not encounter serious delays or difficulties in the future. Some of our subsidiaries were not in compliance with certain construction or pre-sale PRC laws and regulations, such as commencing construction works and pre-sale before obtaining the requisite approvals or permits. Although we have improved our internal control procedures, we cannot guarantee that we will be able to adapt to new rules and regulations that may come into effect from time to time with respect to the property industry or that we will not encounter material delays or difficulties in fulfilling the necessary conditions to obtain and/or renew all necessary certificates or permits for our operations in a timely manner, or at all, in the future. In the event that we fail to obtain the necessary governmental approvals for any of our major property projects, or a serious delay occurs in the government’s examination and approval process, we may not be able to maintain our development schedule and our business and cash flows may be adversely affected.

Moreover, as the real estate industry is closely monitored by the PRC government, we anticipate that new policies will be promulgated from time to time in relation to the conditions for issuance or renewal of such approvals, licenses or permits. We cannot guarantee that such new policies will not present unexpected obstacles toward our ability to obtain or renew the required permits, licenses and certificates or that we will be able to overcome these obstacles in a timely manner, or at all. Loss of or failure to renew our permits, licenses and certificates may stall the progress of our major property development projects.

We may suffer a penalty or even forfeit land to the PRC government if we fail to comply with procedural requirements applicable to land grants from the government or the terms of the land use rights grant contracts.

According to the relevant PRC laws and regulations, if we fail to develop a property project according to the terms of the land use rights grant contract, including those relating to the payment of land premiums, specified use of the land and the time for commencement and completion of the property development, the PRC government may issue a warning, may impose a penalty or may order us to forfeit the land. Specifically, under current PRC laws and regulations, if we fail to pay land premiums in accordance with the payment schedule set forth in the relevant land use rights grant contract, the relevant PRC land bureau may issue a warning notice to us, impose late payment penalties or even require us to forfeit the related land to the PRC government. The late payment penalties are usually calculated based on the overdue days for the land premium payments. Furthermore, if we fail to commence development within one year after the commencement date stipulated in the land use rights grant contract, the relevant PRC land bureau may issue a warning notice to us and impose an idle land fee on the land of up to 20% of the land premium. If we fail to commence development within two years, the land will be subject to forfeiture to the PRC government without any compensation, unless the delay in development is caused by government actions or force majeure. Even if the commencement of the land development is compliant with the land use rights grant contract, if the developed GFA on the land is less than one-third of the total GFA of the project that should have been under construction and development or the total capital invested is less than one-fourth of the total investment of the project and the suspension of the development of the land continues for more than one year without government approval, the land will also be treated as idle land and be subject to penalty or forfeiture.

We cannot assure you that circumstances leading to significant delays in our own land premium payments or development schedules or forfeiture of land will not arise in the future. If we pay a substantial penalty, we may not be able to meet pre-set investment targeted returns for a given project and our financial conditions could be adversely affected. If any of our land is forfeited, we will not only lose the opportunity to develop the property projects on such land, but may also lose a significant portion of the investment in such land, including land premium deposits and the development costs incurred.

Any non-compliant GFA of our uncompleted and future property developments will be subject to governmental approval and additional payments or even revocation of qualification certificate.

The local government authorities inspect property developments after their completion and issue the completion acceptance certificates if the developments are in compliance with the relevant laws and regulations. If the total constructed GFA of a property development exceeds the GFA originally authorized in the relevant land grant contracts or construction permit, or if the completed property contains built-up areas that do not conform with the plan authorized by the construction permit, the property developer may be required to pay additional amounts or take corrective actions with respect to such non-compliant GFA before a completion acceptance certificate can be issued to the property development. Furthermore, if the total constructed GFA of a property development exceeds the constructed GFA limitation specified in the real estate development qualification obtained by the property developer, the property developer may be fined up to RMB100,000, or even have its qualification certificate and business license revoked.

We obtained completion acceptance certificates for all of our completed properties as of December 31, 2021. However, we cannot be certain that local government authorities will not determine that the total constructed GFA upon completion of our existing projects under development or any future property developments exceed the relevant authorized GFA. Any such non-compliance could lead to additional payments or penalty, which would adversely affect our financial condition. We have not incurred material amounts of any such payments or penalties since the founding of our company.

We may not be able to continue obtaining qualification certificates, which will adversely affect our business.

Real estate developers in the PRC must obtain a formal qualification certificate in order to carry on a property development business in the PRC. According to the PRC regulations issued on the qualifications of property developers, a newly established property developer must first apply for a temporary qualification certificate with a one-year validity, which can be renewed for not more than two years. If, however, the newly established property developer fails to commence a property development project within the one-year period during which the temporary qualification certificate is in effect, it will not be allowed to renew its temporary qualification certificate. All qualification certificates are subject to inspection on an annual basis and shall be renewed upon expiration. Under government regulations, developers must fulfill all statutory requirements before they may obtain or renew their qualification certificates. In accordance with the provisions of the rules on the administration of qualifications, the real estate developer qualifications are classified into four classes and the approval system for each class is tiered. A real estate developer may only engage in the development and sale of real estate within the scope of its qualification certificate.

There can be no assurance that some of our project companies that are in the process of applying for or renewing proper qualification certificates will be able to obtain such certificates on a timely basis to commence their planned real estate projects development on schedule. There can be no further assurance that we and our project companies will continue to be able to extend or renew the qualification certificates or be able to successfully upgrade the current qualification class to a higher qualification. If we or our project companies are unable to obtain or renew qualification certificates, the PRC government will refuse to issue pre-sale and other permits necessary for the conduct of the property development business, and our results of operations, financial condition and cash flows will be adversely affected. In addition, if any of our project companies engages in the development and sale of real estate outside the scope of its qualification certificate, it may be ordered to rectify such conduct within a prescribed period, be fined up to RMB100,000, or even have its qualification certificate and business license revoked.

Our failure to assist our customers in applying for property ownership certificates in a timely manner may lead to compensatory liabilities to our customers and our reputation and results of operations may be thus adversely affected.

We are statutorily required to assist our customers in their application process for property ownership certificates within 90 days after delivery of property, or such other period contracted with our customers, including in the way of submitting required materials to the real estate administration of the place where the house is located within 60 days from the day of delivery, passing various governmental clearances, formalities and procedures. If we failed to submit required materials for property right registration within such period, we may be given a disciplinary warning and be ordered to take remedial measures within specified time limit, or be fined not less than RMB20,000 but not more than RMB30,000. Besides, under our typical sales contract, we are liable for any delay in the submission of the required documents as a result of our failure to meet such requirements, and are required to compensate our customers for delays. In the case of delays of submission of required documents, we are required under contracts with our customers to pay compensation to our customers and our reputation and results of operations may be adversely affected.

We are subject to PRC restrictions on currency exchange.

We currently receive all of our revenues from operations in the PRC and such revenues are denominated in Renminbi. The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our PRC subsidiaries. Currently, our PRC subsidiaries may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the SAFE by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, the SAFE and other relevant PRC governmental authorities. Since a significant amount of our future revenues and cash flow will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize cash generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, and may limit our ability service our foreign currency-denominated indebtedness and to obtain foreign currency through debt or equity financing for our PRC subsidiaries.

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties or otherwise limit our PRC subsidiaries' ability to increase their registered capital or distribute profits to us or otherwise adversely affect us.

On July 4, 2014, the SAFE issued the Circular of the State Administration of Foreign Exchange on Issues Concerning the Foreign Exchange Administration over the Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Special Purpose Vehicles, or the SAFE Circular 37, which replaced the former circular commonly known as “Circular 75” implemented on October 21, 2005. The SAFE Circular 37 requires PRC residents to register with the competent local SAFE branch in connection with their direct establishment or indirect overseas investment activities. Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any material change. Moreover, any subsidiary of such SPV in China is required to urge the PRC resident shareholders to update their registration with the local branch of SAFE to reflect any material change. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiaries in China. In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, must be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE.

As there is uncertainty concerning the reconciliation of these notices with other approval or registration requirements and their interpretation and implementation has been constantly evolving, it remains unclear how these regulations, and any future legislation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, as a publicly traded company in the United States, we may not at all times know of the identities of all of our beneficial owners, who are PRC citizens or residents, and we may have little control over either our present or prospective direct or indirect PRC resident beneficial owners or the outcome of such registration procedures. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. The failure or inability of these PRC resident beneficial owners to comply with applicable SAFE registration requirements may subject us to the sanctions described above, including sanctions which may impede our ability to contribute the additional capital from our proceeds of any future offerings to our PRC subsidiaries, and our PRC subsidiaries' ability to pay dividends or distribute profits to us. Furthermore, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stocks to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

While we do not currently plan to conduct any offerings of our securities in the U.S., the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which were made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements and similar matters.

On February 17, 2023, the CSRC released the Trial Administrative Provisions of the State Council Regarding the Overseas Issuance and Listing of Securities by Domestic Enterprises and the Measures for the Overseas Issuance of Securities and Listing Record-Filings by Domestic Enterprises, which came into effect on March 31, 2023.  The Rules Regarding Overseas Listing lay out the filing regulation arrangement for both direct and indirect overseas listing, and clarify the determination criteria for indirect overseas listing in overseas market.

The Rules Regarding Overseas Listing stipulate that the Chinese-based companies, or the issuer, shall fulfill the filing procedures within three working days after the issuer makes an application for initial public offering and listing in an overseas market. The required filing materials for an initial public offering and listing should include at least the following: record-filing report and related undertakings; regulatory opinions, record-filing, approval and other documents issued by competent regulatory authorities of relevant industries (if applicable); and security assessment opinion issued by relevant regulatory authorities (if applicable); PRC legal opinion; and prospectus.

In addition, an overseas offering and listing is prohibited under any of the following circumstances: (1) if the intended securities offering and listing is specifically prohibited by national laws and regulations and relevant provisions; (2) if the intended securities offering and listing may constitute a threat to or endangers national security as reviewed and determined by competent authorities under the State Council in accordance with law; (3) if there are material ownership disputes over the equity, major assets, and core technology, etc. of the issuer; (4) if, in the past three years, the domestic enterprise or its controlling shareholders or actual controllers have committed corruption, bribery, embezzlement, misappropriation of property, or other criminal offenses disruptive to the order of the socialist market economy, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (5) if, in past three years, directors, supervisors, or senior executives have been subject to administrative punishments for severe violations, or are currently under judicial investigation for suspicion of criminal offenses, or are under investigation for suspicion of major violations; (6) other circumstances as prescribed by the State Council. The Administration Provisions defines the legal liabilities of breaches such as failure in fulfilling filing obligations or fraudulent filing conducts, imposing a fine between RMB 1 million and RMB 10 million, and in cases of severe violations, a parallel order to suspend relevant business or halt operation for rectification, revoke relevant business permits or operational license.

Although the Rules Regarding Overseas Listing have gone into effect, it may subject us to additional compliance requirement in the future, and we cannot assure you that we will be able to get the clearance of filing procedures under the Rules Regarding Overseas List on a timely basis, or at all. If we do not receive any required approvals or record-filing or if we incorrectly conclude that approvals or record-filing are not required or if the CSRC or other regulatory agencies promulgate new rules, explanations or interpretations requiring that we obtain their prior approvals or ex-post record-filing for any follow-on offering, we may be unable to obtain such approvals and record-filing which could significantly limit or completely hinder our ability to offer or continue to offer securities to our investors.

Furthermore, the PRC government authorities may strengthen oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers like us. Such actions taken by the PRC government authorities may intervene or influence our operations at any time, which are beyond our control. Therefore, any such action may adversely affect our operations and significantly limit or hinder our ability to offer or continue to offer securities and reduce the value of such securities.

As of the date of this report, we and our PRC subsidiaries have not been involved in any investigations on cybersecurity review initiated by the Cyber Administration of China or related governmental regulatory authorities, and have not received any requirements to obtain permissions from any PRC authorities to issue our common stocks to foreign investors or were denied such permissions by any PRC authorities. However, given the current PRC regulatory environment, it is uncertain when and whether we or our PRC subsidiaries, will be required to obtain permission from the PRC government to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded.

We have been closely monitoring regulatory developments in China regarding any necessary approvals from the CSRC or other PRC governmental authorities required for overseas listings. As of the date of this report, except for the potential uncertainties disclosed above, we have not received any inquiry, notice, warning, sanctions or regulatory objection from the CSRC or other PRC governmental authorities. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities.

If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors outside of China and, as a result, cause the value of such securities to significantly decline or be worthless.

While we do not currently intend to conduct any offerings of our securities outside of China or obtain any foreign investment, recent statements by the Chinese government have indicated an intent to exert more oversight and control over offerings that are conducted outside of China and/or foreign investments in China based issuers. The PRC has recently promulgated new rules that require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that will significantly tighten oversight over China-based internet giants. The Measures for Cybersecurity Review (2021 version) was promulgated on December 28, 2021 and became effective on February 15, 2022. These measures specify that any “online platform operators” controlling the personal information of more than one million users which seek to list on a foreign stock exchange are subject to prior cybersecurity review.

As our business belongs to the real estate industry in China, and our business does not involve the collection of user data or involve any other type of restricted industry, our business is generally outside the scope of the Measures for Cybersecurity Review. Based on the advice of counsel and our understanding of currently applicable PRC laws and regulations, any offering in the U.S. is not subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations or policies in the PRC could change or rapidly evolve in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

Recent joint statement by the SEC and the PCAOB, and the Holding Foreign Companies Accountable Act all call for additional and more stringent criteria to be applied to emerging market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to the continued trading “over the counter” or future offerings of our securities in the U.S.

On April 21, 2020, SEC Chairman Jay Clayton and PCAOB Chairman William D. Duhnke III, along with other senior SEC staff, released a joint statement highlighting the risks associated with investing in companies based in or have substantial operations in emerging markets including China. The joint statement emphasized the risks associated with lack of access for the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in emerging markets.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market,” (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors. On October 4, 2021, the SEC approved Nasdaq’s revised proposal for the rule changes.

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 2, 2020, the U.S. House of Representatives approved the Holding Foreign Companies Accountable Act. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law.

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the Holding Foreign Companies Accountable Act.

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two.

On September 22, 2021, the PCAOB adopted a final rule implementing the Holding Foreign Companies Accountable Act, which provides a framework for the PCAOB to use when determining, as contemplated under the Holding Foreign Companies Accountable

Act, whether the board of directors of a company is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the Holding Foreign Companies Accountable Act.

On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong because of positions taken by PRC and Hong Kong authorities in those jurisdictions.

The lack of access to the PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China. As a result, the investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these accounting firms’ audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors to lose confidence in the audit procedures and reported financial information and the quality of the financial statements of those companies who have China-based auditors.

On December 15, 2022, the PCAOB determined that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. The PCAOB has voted to vacate the previous determinations to the contrary.

Our auditor, RH CPA, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the U.S., is subject to laws in the U.S. pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. The PCAOB currently has access to inspect the working papers of our auditor and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. However, the recent developments would add uncertainties to our future offerings in the U.S., and we cannot assure you whether regulatory authorities would apply additional and more stringent criteria to us since and the majority of our operations are conducted in China. Furthermore, the Holding Foreign Companies Accountable Act, which requires that the PCAOB be permitted to inspect an issuer’s public accounting firm within three years, may result in the prohibition of trading in our common stocks in the future if the PCAOB is unable to inspect our accounting firm at such future time. The Accelerating Holding Foreign Companies Accountable Act, if passed by the U.S. House of Representatives and signed into law, would reduce the period of time for foreign companies to comply with PCAOB audits to two consecutive years instead of three, thus reducing the time period for triggering the prohibition on trading.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign law against us or our management named in the annual report.

We are incorporated in Texas and conduct substantially all of our operations in China through our wholly-owned subsidiaries in China. All of our assets are located in China. In addition, many of our directors and senior executive officers reside within China and some or all of the assets of those persons are located outside of the United States. Even if you are successful in bringing an action of this kind, the respective laws of the United States and China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. The PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgments of courts. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

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

ITEM 3. LEGAL PROCEEDINGS

In 2021, the Market Supervisions Administration (“MSA”) of Baokang County, a county located within Hubei Province,  investigated the business practices of SHDEW, a company in which we own a 19.91% interest, and some of its affiliates. SHDEW sells cosmetics and other consumer goods online. In September 2021, the MSA fined SHDEW 21 million RMB (approximately $3 million) for business practices that did not conform to government standards. The MSA required SHDEW to change its business model for the collection of commissions from downline distributors, which was found to resemble an unacceptable multi-level marketing program. Accordingly, SHDEW subsequently paid the fine and changed its business practices. We are not related to this investigation, and we do not have any control or influence over the business practices of SHDEW. We are unable to evaluate the merits of any allegations or conclusions by the MSA.

On November 4th, 2022, the MSA of Yuhua District, Shijiazhuang City, a city located within Hebei Province held a hearing regarding the proposed disgorgement of the proceeds of 19 entities and individuals including SHDEW, Shanghai Shangyang Investment Management and Consulting Co., Ltd. (“SHSY”), Linyi Ruilin Consulting and Design Co., Ltd (“LYRL”), Lin Chi Jung, and Wang Wenhua, regarding SHDEW’s online multi-level marketing program. SHSY and LYRL are our wholly-owned subsidiaries that own our interest in SHDEW. The MSA is evaluating the results of the hearing and has not determined the final amounts, if any, to be disgorged, which could be material. Our counsel believes that the Yu Hua District has no jurisdiction over this case and that the allegations are likely without merit, although there can be no assurance regarding the outcome. None of such individuals or entities have received any formal notification by Yu Hua District’s State Administration for Market Regulation of this action and  no final decision has been made by the Yuhua District MSA against any party.

We do not know how any change in SHDEW’s business practices will affect its revenue and ability to pay a dividend, which has been a significant source of our revenue in recent years. While SHDEW is not required to pay any dividends, any material decline in the dividend could have a material adverse effect on our business. At this stage, we are also unable to evaluate the impact on our future cash flow resulting from this investigation.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2022			2021
	High	Low		High	Low
First quarter	$0.21	$0.16	First quarter	$0.86	$0.34
Second quarter	$0.26	$0.17	Second quarter	$0.60	$0.30
Third quarter	$0.24	$0.17	Third quarter	$0.45	$0.07
Fourth quarter	$0.48	$0.17	Fourth quarter	$0.22	$0.15

As of December 31, 2022, we have approximately 604 record holders of our common stock. On December 31, 2022, the closing price of our common stock was $0.23.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2022.

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

There is no impairment of real estate property under development during the years ended December 31, 2022 and 2021.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2022 and 2021.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2022 and 2021.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2022 with comparisons to the historical year ended December 31, 2021.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2022	% to total	2021	% to total	% change
Property management	1,101,389	1	1,340,951	2	(18)
House sales	78,918,800	99	52,799,457	98	49
Net revenues	80,020,189	100	54,140,409	100	48

The net revenue for 2022 was $80,020,189, an increase of 48% from $54,140,409 in 2021. In 2022, property management and house sales represented 1%, and 99% of our total net revenue. The increase in 2022 was mainly due to the recognition of house sales of the HATX project in 2022.

Property Management

Property management represented 1% of our revenue in year of 2022 and revenue from property management decreased by 18% compared with 2021.

House Sales

House sales represented 99% of our revenue in year of 2022. The company has recognized a proportion of net revenue from the HATX project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2022	% to total	2021	% to total	% change
Property management	1,672,063	2	1,668,434	4	1
House sales	68,891,739	98	39,564,623	96	74
Cost of revenues	70,563,802	100	41,233,057	100	71

The cost of revenues for 2022 was $70,563,802, an increase of 71% from $41,233,057 for 2021. In 2022, property management and house sales represented 2%, and 98% of total cost of revenues. The increase in cost of revenues is mainly due to the recognition of cost of revenue of house sales from the HATX project in 2022.

Property Management

The cost of revenue from property management for 2022 was $1,672,063, an increase of 1% from $1,668,434 for 2021.

House Sales

House sales represented 98% of our cost of revenue in year of 2022. The Company has recognized its cost of revenue from the HATX project at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2022	% to total	2021	% to total	% change
Property management	158,102	5	990,738	29	(84)
House sales	2,870,986	95	2,427,124	71	18
Operating expenses	3,029,088	100	3,417,862	100	(11)

The operating expenses for 2022 were $3,029,088, a decrease of 11% from $3,417,862 in 2021. In 2022, the expenses related to property management and house sales represented 5%, and 95% of the total operating expenses.

Property Management

In 2022, the operating expenses for property management decreased by 84% compared to the amount in 2021. The primary reason for the decrease was due to less relevant property renewing cost.

House sales

The operating expenses related to our house sales business in 2022 increased by 18% compared to 2021. The increase was mainly due to the increase in our sales promotion activities in HATX project and Linyi project.

General and Administrative Expenses

The general and administrative expenses in 2022 were $8,550,561, which was an 126% increase from $3,779,319 in 2021. The primary reason for the increase was due to the settlement of land value added tax (LVAT) of GXL project and LYSY project.

Operating Loss

In 2022, we had an operating loss of $3,366,456, representing a decreased loss from an operating gain of $5,710,171 in 2021.

The decrease in gain was mainly due to the loss from the house sales recognition of the HATX project in 2022 and settlement of LVAT of GXL project and LYSY project.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount Due To Directors

The amounts due to directors as of December 31, 2022 were $480,109. The amounts due were as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2022 was $459,298, which is unpaid loan.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2022 was $20,811, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

The unpaid portion of dividend announced of SHDEW, an unconsolidated affiliate, at the amount of $16,210,622.

Amount Due to Affiliates

As of December 31, 2022, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $48,742,263 and JXSY, $509,010, was an intercompany transfer for day-to-day operations.

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

Lin Chi Jung	Director	2,000,000	shares
Zhang Jian	Chief Executive Officer	150,000	shares
Lin Hsin Hung	Chairman of the Board	100,000	shares
Pan Yu Jen	Director	100,000	shares
Mi Yong Jun	Chief Financial Officer	150,000	shares
Wang Wenhua	Director	25,000	shares

LIQUIDITY AND CAPITAL RESOURCES

In 2022, our principal sources of cash were revenues from our receipts in advance from real estate development projects, property management business, as well as the dividend distribution from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $33,201,354.

Net cash used in the Company’s operating activities in 2022 was $13,174,908, representing an increase of receipts in cash in the amount of $5,867,864 as compared to the cash provided for 2021. The increase was primarily attributable to the decrease in cash used in receipts in advance of $83,545,766.

Net cash used by the Company’s investment activities was $1,626,200, representing a decrease of $26,520,753 as compared to the cash received in investing activities for 2021. The decrease in cash from investment activities was primarily attributable to the net cash from transactional financial assets in 2022.

Net cash provided by the Company’s financing activities was $23,759,027, representing an increase from $46,086,948 in 2021. This increase was primarily attributable to restricted cash of $23,759,027.

The cash needs for 2023 were for the funds required to finance the Company’s future projects in property agency and real estate developments.

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

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next twelve months by successfully implementing its business plans, obtaining continued support from its lenders to roll over debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2022, we expect a substantial cash dividend from SHDEW in 2023, which will be our principal source of liquidity. We have been able to secure new bank lines of credit from banks and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur such that the Company is unable to successfully implement its business plans, fails to obtain continued support from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

The Market Supervisions Administration (“MSA”) of Baokang County, a county located within Hubei Province, China,  conducted  an investigation into the business practices of  SHDEW, In September 2021, the MSA fined SHDEW 21 million RMB (approximately $3 million) for business practices that did not conform to government standards. The MSA required SHDEW to change its business model for the collection of commissions from downline distributors, which was found to resemble an unacceptable multi-level marketing program. Accordingly, SHDEW subsequently paid the fine and changed its business practices. We are not related to this investigation, and we do not have any control or influence over the business practices of SHDEW.

On November 4th, 2022, the MSA of Yuhua District, Shijiazhuang City, a city located within Hebei Province held a hearing regarding the proposed disgorgement of the proceeds of 19 entities and individuals including SHDEW, Shanghai Shangyang Investment Management and Consulting Co., Ltd. (“SHSY”),  Linyi Ruilin Consulting and Design Co., Ltd (“LYRL”),  Lin Chi Jung,  and Wang Wenhua, regarding SHDEW’s online multi-level marketing program. SHSY and LYRL are our wholly-owned subsidiaries that own our interest in SHDEW. The MSA is evaluating the results of the hearing and has not determined the final amounts, if any, to be disgorged, which could be material. Our counsel believes that the Yu Hua District has no jurisdiction over this case and that the allegations are likely without merit, although there can be no assurance regarding the outcome. None of such individuals or entities have received any formal notification by Yu Hua District’s State Administration for Market Regulation of this action and  no final decision has been made by the Yuhua District MSA against any  party..

We do not know how any change in SHDEW’s business practices will affect its revenue and ability to pay a dividend, which has been a significant source of our revenue in recent years.  Dividends from SHDEW enabled us to declare a dividend in 2023.  On January 16, 2023, the Company’s Board of Directors declared a cash dividend of $0.15 per share payable April 5, 2023 to shareholders of record as of January 30, 2023. While SHDEW is not required to pay any dividends, any material decline in the dividend could have a material adverse effect on our business. At this stage, we are also unable to evaluate the impact on our future cash flow resulting from this investigation.

Indebtedness

The Company’s indebtedness is described under “Note 12-Promissory Notes Payable” and “Note 13- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2022 and 2021 in Item 8.

Promissory Notes: As of December 31, 2022, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,435,833 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2022 and 2021, respectively.

Advances from Officers and Directors: The Company has also financed its operations in part with advances from officers and directors. The Company had loans with unpaid principals and interest expenses as of December 31, 2022 and December 31, 2021 totaling $480,109 and $525,396, respectively. The balances are unsecured and interest free.

Amount due to affiliates: As of December 31, 2022, the amount due to SHSJ and Jiaxing Shangyang (“JXSY”), in the amount of $49,251,273, was intercompany transfers for day-to-day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter

As discussed in item 3, legal proceedings to the form 10-K, on November 4th, 2022, the Market Supervisions Administration (“MSA”) of Yuhua District, Shijiazhuang City, a city located within Hebei Province held a hearing regarding the proposed disgorgement of the proceeds of 19 entities and individuals including Shanghai Da Er Wei Trading Company Limited (“SHDEW”), Shanghai Shangyang Investment Management and Consulting Co., Ltd. (“SHSY”), Linyi Ruilin Consulting and Design Co., Ltd (“LYRL”), Lin Chi Jung, and Wang Wenhua, regarding SHDEW’s online multi-level marketing program. SHSY and LYRL are the Company’s wholly-owned subsidiaries that own the Company’s interest in SHDEW. The MSA is evaluating the results of the hearing and has not determined the final amounts, if any, to be disgorged, which could be material. The Company’s counsel believes that the Yu Hua District has no jurisdiction over this case and that the allegations are likely without merit, although there can be no assurance regarding the outcome. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RH CPA

We have served as the Company’s auditor since 2017.

PCAOB ID: 6389

Bayside, NY

April 14, 2023

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2022	2021
ASSETS

Current assets
Cash and cash equivalents	$33,201,354	$24,901,044
Restricted cash (Note 3)	43,869,156	73,010,575
Transactional financial assets (Note 4)	10,960,511	13,890,946
Accounts receivable, net	204,518	65,850
Real estate property under development (Note 5)	120,302,022	178,685,026
Amount due from unconsolidated affiliates (Note 9)	16,502,409	15,837,851
Other receivables and deposits, net (Note 6)	10,733,460	15,241,563
Total current assets	235,773,430	321,632,855

Property and equipment, net (Note 7)	1,001,077	1,238,416
Investment properties, net (Note 8)	22,673,139	26,340,669
Deferred tax assets	—	853,364
Investments in unconsolidated affiliates (Note 9)	12,751,061	14,320,943
Other investments, net (Note 10)	652,693	712,981
Goodwill (11)	1,243,194	1,855,655
Total assets	$274,094,594	$366,954,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 12)	1,435,833	1,568,455
Amounts due to directors (Note 13)	480,109	525,396
Accounts payable (Note14)	22,372,938	25,120,074
Customer deposits (Note 15)	34,742,361	126,175,201
Amount due to an affiliate (Note 16)	49,251,273	20,489,304
Other payables and accrued expenses (Note 17)	7,587,515	8,819,132
Other taxes payable	255,175	404,833
Dividends payables	10,303,789	10,303,789
Income Taxes payable (Note 18)	1,848,666	683,957
Total current liabilities	128,277,659	194,090,141

Long-term income tax payable (Note 18)	1,078,422	2,243,118
Total liabilities	129,356,081	196,333,259

Commitments and contingencies (Note 20)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2022 and 2021, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,050,008
Statutory reserve (Note 19)	3,986,618	3,986,618
Retained earnings	109,300,636	117,729,224
Accumulated other comprehensive income	9,447,265	24,738,423
Total equity of Sunrise Real Estate Group, Inc.	131,531,446	155,191,192
Non-controlling interests	13,207,067	15,430,432
Total stockholders’ equity	144,738,513	170,621,624

Total liabilities and stockholders’ equity	$274,094,594	$366,954,883

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2022	2021
Net revenues	$80,020,189	$54,140,409
Cost of revenues	(70,563,802)	(41,233,057)
Gross profit	9,456,387	12,907,352

Operating expenses	(3,029,088)	(3,417,862)
General and administrative expenses	(8,550,561)	(3,299,319)
Operating profit (loss)	(2,123,262)	6,190,171

Other income (expenses)
Interest income	691,096	936,108
Interest expense	(651,085)	—
Other income (loss)	(2,770,136)	41,298,243
Total Other Income (Expenses)	(2,730,125)	42,234,351

Income (Loss) before income taxes	(4,853,387)	48,424,522
Income taxes (Note 18)	(4,542,509)	(2,140,466)
Net income /(loss)	(9,395,896)	46,284,056
Less: Net (income) loss attributable to non-controlling interests	967,308	(11,238,667)
Net income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(8,428,588)	$35,045,389

Earnings (loss) per share - basic and fully diluted	$(0.12)	$0.51

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2022	2021
Net income /(loss)	$(9,395,896)	$46,284,056

Other comprehensive income (loss)
- Foreign currency translation adjustment	(16,547,215)	3,680,999
Total comprehensive income (loss)	(25,943,111)	49,965,055
Less: Comprehensive loss attributable to non-controlling interests	2,223,365	(13,164,962)

Total comprehensive income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(23,719,746)	$36,800,093

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2020	68,691,925	$686,919	$7,570,008	$3,986,618	$100,291,529	$22,918,737	$2,261,537	$137,778,348
Profit (loss) for the year	—	—	—	—	34,565,389	—	11,238,667	45,804,056
Company Cancellation	—	—	—	—	45,288	—	—	45,288
Common stock issued to employees and consultants for services	—	—	480,000	—	—	—	—	480,000
Dividend distributions	—	—	—	—	(17,172,983)	—	—	(17,172,983)
Translation of foreign operations	—	—	—	—	—	1,756,686	1,930,228	3,686,914
Balance, December 31, 2021	68,691,925	686,919	8,050,008	3,986,618	117,729,224	24,738,423	15,430,432	170,621,624

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non- controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2021	68,691,925	$686,919	$8,050,008	$3,986,618	$117,729,224	$24,738,423	$15,430,432	$170,621,624
Profit (loss) for the year	—	—	—	—	(8,428,588)	—	(967,308)	(9,395,896)
Company Cancellation	—	—	—	—	—	—	—	—
Common stock issued to employees and consultants for services	—	—	60,000	—	—	—	—	60,000
Dividend distributions	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(15,291,158)	(1,256,057)	(16,547,215)
Balance, December 31, 2022	68,691,925	686,919	8,110,008	3,986,618	109,300,636	9,447,265	13,207,067	144,738,513

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(9,395,896)	$46,284,056

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,779,670	4,281,324
Loss (gain) on disposal of property and equipment	27,559	7,666
Changes in assets and liabilities
Accounts receivable	(149,204)	13,264
Net Cash from directors	(891)	(23,148,580)
Real estate property under development	44,764,605	(8,455,093)
Customer deposits	(83,545,766)	7,204,719
Amount due from unconsolidated affiliates	29,472,050	(43,324,502)
Other receivables and deposits	3,330,221	(300,077)
Deferred tax assets	808,115	122,863
Dividends	901,258	—
Accounts payable	(644,540)	4,142,878
Other payables and accrued expenses	(502,641)	31,136
Taxes payable	99,955	(708,968)
Deferred government subsidy	—	(5,135,878)
Other Tax payable	(119,403)	(57,580)
Net cash provided by (used in) operating activities	(13,174,908)	(19,042,772)

Cash flows from investing activities
Acquisition of property, plant and equipment	(190,148)	(109,047)
Proceeds from disposal of plant and equipment	—	—
Capital injection to unconsolidated affiliates, net	—	—
Acquisition of investment	—	—
Transactional financial assets	1,816,348	11,565,629
Dividend distribution of affiliates	—	16,690,371
Net cash provided by investing activities	1,626,200	28,146,953

Cash flows from financing activities
Advances from an affiliate	—	—
Dividends paid	—	(6,869,193)
Restricted cash	23,759,027	(15,458,728)
Net cash (used in) financing activities	23,759,027	(22,327,921)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,910,009)	(2,244,828)

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,300,310)	(15,468,568)
Cash, cash equivalents, and restricted cash at beginning of year	24,901,044	40,369,612
Cash, cash equivalents, and restricted cash at end of year	$33,201,354	$24,901,044
Supplemental disclosure of cash flow information
Income taxes paid	$4,542,509	$345,095
Interest paid	1,485,288	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

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

As of December 31, 2022, the Company has the following major subsidiaries and equity investments.

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

On March 6, 2012, SHXJY established a subsidiary in the PRC — LYRL. The equity interest in LYRL is held by three Chinese individuals in trust for SHXJY. At the date of its incorporation, SHXJY transferred its 24% equity interest in LYSY to LYRL. On August 2014, all the equity interest in LYRL was transferred to SHRJ.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 31, 2023, the Company sold and pre-sold 343 units and 327 units, respectively, out of 679 units of first phase and pre-sold 364 out of 873 of second phase.

The principal activities of the Company are real estate development, including property marketing, leasing and management services in the PRC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

Description	Level 1	Level 2	Level 3	Total
	4,795,862			4,795,862
Wealth management investment products	6,164,649			6,164,649
Investment in transactional equity securites	—			—
Total	$10,960,511	$—	$—	$10,960,511

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2021.

Description	Level 1	Level 2	Level 3	Total
	4,603,522			4,603,522
Wealth management investment products	9,287,424			9,287,424
Investment in transactional equity securites	—			—
Total	$13,890,946	$—	$—	$13,890,946

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

Major Customers

During the year ended December 31, 2022 and 2021, there was no single customer that represented more than 10% of our net revenues.

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

The exchange rates as of December 31, 2022 and December 31, 2021 were $1: RMB6.9646 and $1: RMB6.3757 respectively.

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

For the years ended December 31, 2022 and 2021, the Company had not recognized any impairment for real estate property under development.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2022 and 2021.

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

During the years ended December 31, 2022 and 2021, the Company provided no allowance for impairment loss on investments in unconsolidated affiliates.

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

During the year ended December 31, 2022 and 2021, the Company provided no allowance for impairment loss on other investments.

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2022 and 2021 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2022 and 2021.

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

NOTE 3 — RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of December 31, 2022 and December 31, 2021, the Company held cash deposits of $43,869,156 and $73,010,575, respectively.

NOTE 4 — TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2022, we have $10,960,511 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 2.70% depending on the amount and time period invested.

NOTE 5 — REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold all 84 units in Phase 2, and pre-sold 23 units out of 51 units in Phase 3 as of March 15, 2023.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in  2020 with a GFA of 99,123 sqm totaling 873 units. As of March 15, 2023, the Company sold 669 units, respectively, out of 679 units of the first phase and sold and pre-sold 177 and 266 units out of 873 of the second phase.

As of December 31, 2022, land use rights included in real estate property under development totaled $120,302,022.

NOTE 6 — OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2022	2021
Advances to staff	$327,262	$37,383
Rental deposits	735,860	803,515
Prepaid expense	28,153	21,332
Prepaid tax	7,783,185	12,610,075
Other receivables	1,859,000	1,769,259
	$10,733,460	$15,241,563

Prepaid tax is taxes prepaid from the apartment sold but have not delivered to the owner of HATX project with the amount of $6,043,994 and Linyi project with te amount of $1,739,191.

Other receivables and deposits as of December 31, 2022 are stated net of allowance for doubtful accounts of $1,233,179 (2021: $515,604). Other receivables of $1,859,000 mainly consists of $799,759 from Shanghai Wu Zhao Hao and $717,916 from Shanxi Guoguang.

The allowance for doubtful account is mostly come from the consulting fee for the investigation of Administration of Market Regulation of Yuhua District, Hebei Province in the year of 2022.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2022	2021
Furniture and fixtures	$223,960	$233,678
Computer and office equipment	135,163	368,165
Motor vehicles	747,185	737,987
Properties	2,172,338	2,372,989
	3,278,646	3,712,820
Less: Accumulated depreciation	2,277,569	2,474,404
	$1,001,077	$1,238,416

During the year ended December 31, 2022, depreciation and amortization expense for property and equipment amounted to $196,835.

NOTE 8 – INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2022	2021
Investment properties	$33,367,887	$36,449,956
Less: Accumulated depreciation	(10,694,748)	(10,109,287)
	$22,673,139	$26,340,669

During the year ended December 31, 2022, depreciation and amortization expense for investment properties amounted to $1,489,873.

NOTE 9 — INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%) and SHTX (19.9%). As of December 31, 2022, the investment amount in SHDEW was $12,722,344 and in SHTX was $28,717.

SHDEW was established in June 2013 as a skincare and cosmetic company which developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 — OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2022 and December 31, 2021, the carrying amount of the Company’s measurement alternative investments was $652,693 and $712,981, respectively.

The Company performs Impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2022 and 2021, respectively.

NOTE 11 — GOODWILL

In April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group in the amount of 22.17 million RMB ($3,398,213). The amount of $1,243,194 of goodwill is from the difference between the investment cost and book value. The Company has not recorded any impairments of goodwill.

NOTE 12 — PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,435,833 and $1,568,455 as of December 31, 2022 and December 31, 2021, respectively.

The promissory note with a principal as of December 31, 2022 amounting to $717,916 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $717,916 and $784,228, respectively.

The promissory note with a principal as of December 31, 2022 amounting to $717,916 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2022, and December 31, 2021, the outstanding principal and unpaid interest related to this promissory note amounted to $717,916 and $784,228, respectively.

During the year ended December 31, 2022 and 2021, there were no interest expenses related to these promissory notes.

NOTE 13 — AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2022	2021
Lin Chi-Jung	$459,299	$50,663
Lin Hsin-Hung	20,811	22,733
	$480,109	$525,396

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 — ACCOUNTS PAYABLE

As of December 31, 2022, and 2021, the balances of accounts payable were $22,372,938 and $225,120,074 respectively. The balance of accounts payable as of December 31, 2022 included unpaid development fee of Linyi project of $2,086,369 and HATX project of $19,153,427. The remaining balance was due to agents of the operating business.

NOTE 15 — CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project  started pre-sales in November 2013 and in 2019, the Linyi project has recognized its revenue along with customer deposits. As of December 31, 2022, the pre-sales amounted to $6,067,204. The HATX project started pre-sales in December 2019, and as of December 31, 2022 the pre-sales amounted to $30,015,726.

NOTE 16 — AMOUNT DUE TO AFFILIATES

As of December 31, 2022, the amounts due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $48,742,263 and to JXSY, $509,010, were an intercompany transfer for day-to- day operations.

NOTE 17 — OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2022	2021
Accrued staff commission and bonus	$185,124	$272,025
Rental deposits received	164,566	110,171
Bid bond	90,457	103,518
Other payables	6,954,170	8,122,375
Dividends payable to non-controlling interest	193,198	211,043
	$7,587,515	$8,819,132

Other payables are advances from unrelated parties and are unsecured, interest-free and have no fixed term of repayment. Other payables are mainly from the advance from SHSJ, our related party, in the amount of $6,760,876 for the benefit of HATX project.

NOTE 18 — INCOME TAXES PAYABLE

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

	Year Ended December 31,
	2022	2021
Income /(loss) before income tax expense
Income /(loss) from China operations	$7,783,154	$14,146,527
Income /(loss) from non-China operations	27,726,545	7,019,495

Total income /(loss) before income tax expense	35,509,699	21,166,021

Income tax expense applicable to China operations
Current tax	2,599,250	1,389,328
Deferred tax	—	—

Subtotal income tax expense applicable to China operations	2,599,250	1,389,328
Non-China income tax expense/(benefit)	2,970,576	751,138
Total income tax expense	$5,569,826	$2,140,466

In 2022, of the $27,726,545 income tax expense, was for PRC tax, mainly attributable to the non-U.S. subsidiaries of the Company’s business operations and $0 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2021 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2022	2021
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	0%	—%
Effect of income not taxable for PRC tax purposes	33.4%	9.8%
Under (Over)-provision for income taxes in prior years	0.0%	—%
Effective income tax rate	15.69%	10.1%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss from operations	$—	$—
Total deferred tax assets	—	—
Less: Valuation allowance	—	—

Net deferred tax assets	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $NIL as of December 31, 2022 (2021: $NIL).

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

NOTE 19 — STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2022, the Company’s statutory reserve fund was $3,986,618.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2022 and 2021 were $178,251 and $194,372, respectively.

As of December 31, 2022, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$122,999
Two to five years	—
$122,999

NOTE 21 — SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Year Ended December 31, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$668,452	$79,351,737	$—	$—	$80,020,189
Cost of revenues	(954,553)	(69,609,249)	—	—	(70,563,802)
Gross profit	(286,101)	9,742,488	—	—	945,637

Operating expenses	(1,901,469)	(1,127,619)	—	—	(3,029,088)
General and administrative expenses	(1,200,913)	(6,644,703)	—	(704,945)	(8,550,561)
Operating loss	(3,388,483)	1,970,166	—	(704,945)	(2,123,262)

Other income (expenses)
Interest income	30,275	598,140	—	62,681	691,096
Interest expense	438,705	(438,705)	—	(651,085)	(651,085)
Other income, Net	(2,807,313)	(55,064)	192,241	(100,000)	(2,770,136)
Total other (expenses) income	(2,338,333)	104,371	192,241	(688,404)	(2,730,125)

Income (loss) before income taxes	(5,726,816)	2,074,537	192,241	(1,393,349)	(4,853,387)
Income tax	(1,571,933)	—	—	(2,970,576)	(4,542,509)
Net Income (loss)	$(7,298,749)	$2,074,537	$192,241	$(4,363,925)	$(9,395,896)

	Year Ended December 31, 2021
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$814,142	$53,326,267	$—	$—	$54,140,409
Cost of revenues	(1,102,304)	(40,130,753)	—	—	(41,233,057)
Gross profit	(288,162)	13,195,514	—	—	12,907,352

Operating expenses	(148,989)	(3,268,873)	—	—	(3,417,862)
General and administrative expenses	(1,066,130)	(1,524,915)	—	(708,274)	(3,299,319)
Operating loss	(1,503,281)	8,401,726	—	(708,274)	6,190,171

Other income (expenses)
Interest income	(11,199)	942,807	—	4,500	936,108
Interest expense	—	—	—	—	—
Other income, Net	25,917,799	2,175,486	36,220,836	(23,015,878)	41,298,243
Total other (expenses) income	25,906,600	3,118,293	36,220,836	(23,011,378)	42,234,351

Income (loss) before income taxes	24,403,320	11,520,019	36,220,836	(23,719,652)	48,424,522
Income tax	(127,027)	(1,262,301)	—	(751,138)	(2,140,466)
Net Income (loss)	$24,276,293	$10,257,718	$36,220,836	$(24,470,790)	$46,284,056

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2022
Real estate property under development	$—	$120,302,022	$—	$—	$120,302,022
Total assets	(16,964,879)	144,727,138	24,364,265	88,038,312	274,094,594

As of December 31, 2021
Real estate property under development	$—	$178,685,026	$—	$—	$178,685,026
Total assets	26,587,257	239,423,176	28,924,870	72,019,580	366,954,883

NOTE 22 — RELATED PARTY TRANSACTIONS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

We rented an office in downtown Shanghai for displaying purpose from Mrs. Zhang Shuqing, our related party, for $86,150 in 2022.

We rented an office about 71sqm in Pudong, Shanghai from SHDEW, our related party for $3,709 per month for one year period.

We have reached a loan agreement with SHSJ, our related party of $28,716,652.

NOTE 23 — SUBSEQUENT EVENTS

On January 16, 2023, the Company’s Board of Directors declared a cash dividend of $0.15 per share payable April 5, 2023 to shareholders of record as of January 30, 2023. The ex-dividend date will be January 27, 2023.

In March,2023, we purchased a Singapore company 100% shares with the cost of USD$NIL.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2022 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2022.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

●	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
●	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive loss, stockholder’ equity, and cash flows for the years ended December 31, 2022 and 2021, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	63	Director
July 20, 2022	LIN YUAN-CHIANG	47	Director
July 20, 2022	CHANG SHU-CHEN	55	Director
November 28, 2006	LIN HSIN-HUNG	68	Chairman
November 23, 2004	LI XIAO-GANG	64	Director
July 20, 2022	GU LIANG	48	Director
December 28, 2021	WANG WEN HUA	57	Director
November 8, 2019	ZHANG JIAN	56	Chief Executive Officer
June 24, 2013	MI YONG JUN	49	Chief Financial Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 63, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin stepped down as CEO on January 30, 2018.

Lin Yuan-Chiang, Director (Affiliated)

Mr. Lin, age 46, is the Vice President of Administration for Linyi Shangyang Real Estate, a position that he has held since 2012. Previously, he was the Sales Manager for one of our real estate projects based in Sanya from 2008 to 2012. He graduated from Nanqiang Highschool in 1993 and has been affiliated with the Company as an employee for many years, where he obtained an in-depth insight on the Company’s workings and operations. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Chang Shu-Chen, Director (Affiliated)

Mrs. Chang, age 54, is the Director of Internal Auditing and Finance for Shanghai Daerwei Trading Limited, a position that she has held since 2016. Prior to joining Daerwei, she was the Secretary of the General Manager at Sansha Electric Manufacturing from 2010 to 2016. Mrs. Chang holds a bachelor’s degree in Japanese from the Utsunomiya University. The Company is confident that Mrs. Chang’s exemplary internal auditing skills will be beneficial to our operations. Mrs. Chang is the sister-in-law to our founder and director, Mr. Lin Chi Jung. Mrs. Chang is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin-Hung, age 68, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Wang Wenhua, Director (Independent)

Mrs. Wang Wenhua, aged 57, had previously worked at the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company (“SHXJY”) from 2001 to 2016. She was the financial controller of SHXJY from 2001 to 2010 and subsequently became the vice president of administration in 2010. While she was the financial controller of SHXJY, she was also involved in the Company’s internal management and operation. From 2017 to 2020, she served as a part-time consultant for Shanghai Da Er Wei Trading Company Limited (“SHDEW”), a company in which the Company has 19.91% ownership interest. The Company believes that Ms. Wang’s extensive knowledge of the Company’s operations and internal management as well as her accounting expertise will be a key asset to the Company. Ms. Wang received a technical degree in accounting from the Shanghai Lixin University of Accounting and Finance in 1984.

Gu Liang, Director (Independent)

Mr. Gu, age 47, is a partner with Shanghai Wolun Investment Management, a position he has held since 2016. Mr. Liang also served as Vice President at Shanghai Xuan Lun Investment Consultancy from 2012 to 2015. Mr. Gu graduated from Shanghai Jiao Tong

University with a bachelor’s degree in Economics in 1997. Through his experiences, Mr. Liang developed a deep understanding of capital markets and investment strategies, thereby making him a beneficial member of the Board. Mr. Gu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 65, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Jian, Chief Executive Officer

Mr. Zhang, age 56, has more than 23 years of experiences in the business sector. Since 2017, Mr. Zhang has been a senior consultant at the Company’s subsidiary, Shanghai Shang Yang Investment Management and Consulting Co., Ltd, where he has been advising the Company’s operations as a group. Previously, Mr. Zhang was the Deputy General Manager at Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd., where he was in charge of its risk management. Prior to that, Mr. Zhang was the Chief Financial Officer at Beijing Kaizhe Fashion Technology Co., Ltd, from 2010 to 2015, and the Head of Credit Portfolio Management at ABN AMRO Bank in China, where he was focusing on the transaction originations, risk management, and balance sheet control for the bank’s credit portfolios. Mr. Zhang received a Bachelor of Economics from Fudan University in China in 1992, and a Master of Business Administration from Shanghai Jiaotong University in China in 2001.

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 49, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

Family Relationships

Mr. Lin Yuan-Chiang is the nephew of Mr. Lin Chi Jung. Mrs. Chang Shu-Chen is Mr. Lin Chi Jung’s sister-in-law.

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

Audit Committee and Audit Committee Financial Expert

Our Board established the Audit Committee on August 23, 2005 and was revised on August 8, 2022. The Audit Committee consists of three members, Wang Wen Hua, Li Xiao Gang and Gu Liang all of whom are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under. With Mrs. Wang Wen Hua as the Audit Committee’s financial expert under Item 407(d)(5) of Regulation S-B.

Governance and Nominating Committee

The Governance and Nominating Committee of the Board consists of Mrs. Wang Wen Hua , Mr. Li Xiao-Gang and Mr. Lin Yuan-Chiang. The primary duties of the Governance and Nominating Committee are to identify and review candidates for the Board and recommend candidates for election to the Board, periodically review the skills and characteristics required of Board members in the context of the current Board, and periodically review the Company’s corporate governance policies and recommend modifications to the Board as appropriate. The Governance and Nominating Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

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

Compensation Committee

The Compensation Committee of the Board consists of Mr. Li Xiaogang, Mrs. Wang Wenhua and Mrs. Chang Shu Chen. The primary duties of the Compensation Committee are to annually review and approve the Company’s compensation strategy to ensure that employees are rewarded appropriately; review annually and approve corporate goals and objectives relevant to executive compensation; annually review and determine elements of compensation of the CEO and other officers; and review and recommend compensation for non-employee members of our Board. The Compensation Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2022, 2021 and 2019 for services rendered to the Company and its subsidiaries.

							Change in
							Pension
							Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhang Jian	2022	68,917	6,461	—	—	—	—	—	75,378
CEO (since November 8, 2019)	2021	35,000	—	—	—	—	—	—	35,000
	2020	35,000	—	—	—	—	—	—	35,000

Mi Yong Jun	2022	43,074	5,312						48,386
CFO (since June 24, 2013)	2021	24,500						295	24,795
	2020	24,500						295	24,795

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

DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
LIN CHI-JUNG	252,000	—	—	—	—	—	252,000
LIN CHAO-CHIN	—	—	—	—	—	—	—
LIN HSIN-HUNG	42,773	—	—	—	—	—	42,773
LIN YUAN-CHIANG	51,604	—	—	—	—	—	51,604
CHANG SHU-CHEN	—	—	—	—	—	—	—
FU XUAN-JIE	9,504	—	—	—	—	—	954
LI XIAO-GANG	17,229	—	—	—	—	—	17,229
GU LIANG	7,726	—	—	—	—	—	7,726
CHEN REN	9,504	—	—	—	—	—	9,504
WANG WEN HUA	—	—	—	—	—	—	—
(1)	On December 28, 2021, the Board of Directors issued options to the following Directors. The options vested immediately and are exercisable until December 27, 2023 at an exercise price of $0.60 per share.

Lin Chi Jung	Director	2,000,000	shares
Lin Hsin Hung	Chairman of the Board	100,000	shares
Pan Yu Jen	Director	100,000	shares
Wang Wen Hua	Director	25,000	shares

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2023, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

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

Amounts Due To (From) Directors

The amounts due to directors as of December 31, 2022 were $480,109. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2022 was $459,299, which includes unsecured advances and unpaid interest.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2022 was $20,811, which is unsecured, interest-free and payable on demand.

Director Independence

Li Xiao-Gang, Wang wen hua and Gu liang are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2022 and 2021, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2022 and 2021.

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

DATE: April 26, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	April 26, 2023
Lin Chi-Jung

/s/ Chang Shu-Chen	Director	April 26, 2023
Chang Shu-Chen

/s/ Lin Yuan-Chiang	Director	April 26, 2023
Lin Yuan-Chiang

/s/ Lin Hsin-Hung	Chairman	April 26, 2023
Lin Hsin-Hung

/s/ Gu Liang	Director	April 26, 2023
Gu liang

/s/ Li Xiao-Gang	Director	April 26, 2023
Li Xiao-Gang

/s/ Wang Wen Hua	Director	April 26, 2023
Wang Wen Hua