Form 10-Q
period 2023-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2023-05-22
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 22, 2023 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$33,536,791	$33,201,354
Restricted cash (Note 3)	48,324,701	43,869,156
Transactional financial assets (Note 4)	8,431,704	10,960,511
Accounts receivable, net	95,434	204,518
Real estate property under development (Note 5)	125,396,059	120,302,022
Amount due from an unconsolidated affiliate (Note 9)	16,705,481	16,502,409
Other receivables and deposits, net (Note 6)	10,910,071	10,733,460
Total current assets	243,400,241	235,773,430

Property and equipment, net (Note 7)	948,915	1,001,077
Investment properties, net (Note 8)	22,614,728	22,673,139
Deferred tax assets	—	—
Investment in an unconsolidated affiliate (Note 9)	12,923,445	12,751,061
Goodwill (Note 11)	1,332,837	1,243,194
Other investments (Note 10)	661,517	652,693
Total assets	$281,881,683	$274,094,594

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,455,244	1,435,833
Accounts payable (Note 15)	26,460,466	22,372,938
Amounts due to directors (Note 13)	506,818	480,109
Amount due to an affiliate (Note 16)	50,789,995	49,251,273
Customer deposits (Note 17)	37,666,808	34,742,361
Other payables and accrued expenses (Note 14)	7,746,506	7,587,515
Other taxes payable	259,940	255,175
Income taxes payable (Note 18)	1,118,127	1,848,666
Dividends payables	10,303,789	10,303,789
Total current liabilities	136,307,693	128,277,659

Long term income tax payable (Note 18)	808,817	1,078,422
Total liabilities	137,116,510	129,356,081

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 20)	3,986,618	3,986,618
Retained Earnings	107,649,310	109,300,636
Accumulated other comprehensive income	11,184,010	9,447,265
Total Equity of Sunrise Real Estate Group, Inc.	131,616,865	131,531,446
Non-controlling interests	13,148,308	13,207,067
Total shareholders’ equity	144,765,173	144,738,513
Total liabilities and shareholders’ equity	$281,881,683	$274,094,594

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2023	2022
Net revenues	$5,733,762	$10,822,398
Cost of revenues	(5,180,550)	(10,263,380)
Gross profit (loss)	553,212	559,018

Operating expenses	(450,479)	(702,303)
General and administrative expenses	(811,858)	(1,831,560)
Operating profit (loss)	(709,125)	(1,974,845)

Other income (expenses)
Interest income	247,004	245,972
Interest expense	(581,666)	(1,762,136)
Other income (expense), net	(733,141)	50,241
Total Other Income	(1,067,803)	(1,465,923)

Income (loss) before income taxes	(1,776,928)	(3,440,768)

Income tax benefit	(110,451)	(17)
Net income (loss)	(1,887,379)	(3,440,785)
Less: Net (income) loss attributable to non-controlling Interests	236,053	1,640,379
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(1,651,326)	$(1,800,406)

Earnings per share – basic and fully diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2023	2022
Net Income (loss)	$(1,887,379)	$(3,440,785)

Other comprehensive income (loss)
- Foreign currency translation adjustment	1,914,039	843,063
Total comprehensive income	26,660	(2,597,722)
Less: Comprehensive (income) loss attributable to non-controlling interests	58,759	1,556,781

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$85,419	$(1,040,941)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the period					(1,651,326)		(236,053)	(1,887,379)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	1,736,745	177,294	1,914,039
Balance, March 31, 2023	68,691,925	686,919	8,110,008	3,986,618	107,649,310	11,184,010	13,148,308	144,765,173

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2021	68,691,925	$686,919	$8,050,008	$3,986,618	$117,729,224	$24,738,423	$15,430,432	$170,621,624
Profit (loss) for the period					(1,800,406)		(1,640,379)	(3,440,785)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	759,465	83,598	843,063
Balance, March 31, 2022	68,691,925	686,919	8,050,008	3,986,618	115,928,818	25,497,888	13,873,651	168,023,902

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(1,887,379)	$(3,440,785)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,891,415	470,948
Loss on disposal of property, plant and equipment	—	16,988
Bad debts	—	—
Changes in assets and liabilities
Accounts receivable	111,766	(74,316)
Real estate property under development	(3,465,076)	(2,385,520)
Customer Deposits	2,452,937	(11,010,185)
Amount due from unconsolidated affiliates	892,249	(74,507)
Other receivables and deposits	(31,480)	(488,656)
Deferred tax assets	—	1
Accounts payable	3,782,256	1,288,870
Other payables and accrued expenses	56,372	(84,977)
Dividends	(139,196)	(44,602)
Interest payable on amount due to directors	20,203	(70,833)
Other taxes payable	1,314	(139,338)
Income taxes payable	(1,024,576)	(3,326)
Net cash provided by (used in) operating activities	2,660,805	(16,040,238)

Cash flows from investing activities
Acquisition of property, plant and equipment	(2,401)	(160,040)
Net cash from transactional financial assets	2,674,999	(1,781,494)
Net cash provided by (used in) investing activities	2,672,598	(1,941,534)

Cash flows from financing activities
Restricted cash	(3,859,604)	8,506,810
Advances from an affiliate	—	—
Net cash provided by (used in) financing activities	(3,859,604)	8,506,810

Effect of exchange rate changes on cash and cash equivalents	(1,138,362)	568,429

Net increase in cash and cash equivalents	335,437	(8,906,533)
Cash and cash equivalents at beginning of period	33,201,354	24,901,044
Cash and cash equivalents at end of period	$33,536,791	$15,994,511

Supplemental disclosure of cash flow information
Income taxes paid	$1,110,602	$17
Interest paid	—	—

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

As of March 31, 2023, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shangyang International Pte.Ltd (“SYSG”)	August 19, 2022	Singapore	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Real Estate consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”)	November 10, 2010	PRC	60%	Subsidiary	Property brokerage services
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Zhong Ji Pu Fa Real Estate Company Limited (SHGXL)	March 13, 2012	PRC	100%	Equity investment	Real estate development.
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd (TBT)	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Huai’an Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
1	After an equity transaction in February 2015, the Company held 100% equity in SHXJY, where SHXJY owns 75% of SZXJY and SZXJY owns 49% of SZSY. The Company also owns 100% of CY-SRRE where CY-SRRE owns 12.5% of SZSY. In effect, the Company owns 75.25% of SZSY.
2	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that entitles the Company to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3	In December 2019, SHDEW issued an employee stock bonus where its employees received their vested shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.
4	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

The accompanying condensed consolidated balance sheet as of December 31, 2022, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022, and the cash flows for the three months ended March 31, 2023 and 2022. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2023 and December 31, 2022 are $1: RMB6.8717 and $1: RMB6.9646, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project is divided into three phases. Phase 1 has completed construction of 121 units as of May 2015 and sold 119 units out of all 121 units as of May 5, 2023. Phase 2 was divided into north and south areas and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by May 5, 2023. Phase 3 began construction in the first quarter of 2021 and pre-sold 23 units out of 51 units as of May 5, 2023. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB ($33,179,562 million) for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of May 5, 2023, the Company sold 665 units, respectively, out of 679 units of the first phase and sold and pre-sold 187 and 266 units out of 873 of the second phase.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of March 31, 2023, and December 31, 2022, the Company held cash deposits of $48,324,701 and $43,869,156, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2023, we have $8,431,704 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 2.7% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of May 5, 2023. As to Phase 3, we pre-sold 23 units out of 51 units as of May 5, 2023.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of May 5, 2023, the Company sold 665 units, respectively, out of 679 units of the first phase and sold and pre-sold 187 and 266 out of 873 of the second phase.

As of March 31, 2022, land use rights included in real estate property under development totaled $125,396,059.

NOTE 6 - OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2023	2022
Advances to staff	$291,968	372,262
Rental deposits	745,808	735,860
Prepaid expense	35,115	28,153
Prepaid tax	7,738,391	7,783,185
Other receivables	2,098,789	1,859,000
	$10,910,071	$10,733,460

Other receivables and deposits as of March 31, 2023 and December 31, 2022 were stated net of allowance for doubtful accounts of $1,249,851 and $1,233,179, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2023	2022
Furniture and fixtures	$267,334	$223,960
Computer and office equipment	136,990	135,163
Motor vehicles	757,287	747,185
Properties	2,201,707	2,172,338
	3,363,318	3,278,646
Less: Accumulated depreciation	(2,414,403)	(2,277,569)
	$948,915	$1,001,077

Depreciation and amortization expense for property and equipment amounted to $6,285 and $16,988 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2023	2022
Investment properties	$33,818,995	$33,367,887
Less: Accumulated depreciation	(11,204,267)	(10,694,748)
	$22,614,728	$22,673,139

Depreciation and amortization expense for investment properties amounted to $656,159 and $394,736 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)% and SHTX (19.9)%. As of March 31, 2023, the investment amount in SHDEW was $12,894,340 and in SHTX was $29,105.

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

NOTE 10 - OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s measurement alternative investments was  $661,517 and $652,693, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended March 31, 2023 and 2022, respectively.

NOTE 11 - GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB ($3,398,213). As of March 31, 2023, the amount of $1,332,837 of goodwill represents the difference between the investment cost and book value, the company has not recorded any impairments of goodwill.

NOTE 12– PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,455,244 and $1,435,833 as of March 31, 2023 and December 31, 2022, respectively.

The promissory note with a principal as of March 31, 2023 amounting to $727,622 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $727,622 and $717,917, respectively.

The promissory note with a principal as of March 31, 2023 amounting to $727,622 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $727,622 and $717,917, respectively.

For the three months ended March 31, 2023, the interest expense related to these promissory notes was $0.

NOTE 13– AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2023	2022
Lin Chi-Jung	$485,726	$459,299
Lin Hsin-Hung	21,092	20,811
	$506,818	$480,109

(a)	The balance due from Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14- OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2023	2022
Accrued staff commission and bonus	$197,552	$185,124
Rental deposits received	152,876	164,566
Bid bond	91,680	90,457
Dividends payable to no controlling interest	195,810	193,198
Other payables	7,108,587	6,954,170
	$7,746,506	$7,587,515

NOTE 15 - ACCOUNT PAYABLE

As of March 31, 2023 and December 31, 2022, the balances of accounts payable were $26,460,466 and $22,372,938 respectively. The balance of accounts payable as of March 31, 2023 included unpaid development fee of Linyi project of $3,472,522 and HATX project of $21,883,141. The remaining balance was due to agents of the operating business.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of March 31, 2023, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $50,274,366 and JXSY, $515,629, was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre-sales in November 2013 and as of March 31, 2023, the pre-sales amounted to $6,571,248. The HATX project started pre-sales in December 2019, as of March 31, 2023, the pre-sales amounted to $31,041,424.

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

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2023 and 2022 were $41,760 and $107,584, respectively.

As of March 31, 2023, the Company had the following operating lease obligations.

Amount
Within one year	$20,891
Two to five years	—
$20,891

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2023, and December 31, 2022, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended March 31, 2023
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	$145,478	$5,588,284	$—	$—	$5,733,762
Cost of revenues	(254,119)	(4,926,431)	—	—	(5,180,550)
Gross profit	(108,640)	661,852	—	—	553,212

Operating expenses	(90,169)	(360,310)	—	—	(450,479)
General and administrative expenses	(264,059)	(433,721)	—	(114,078)	(811,858)
Operating loss	(462,868)	(132,179)	—	(114,078)	(709,125)

Other income (expenses)
Interest income	1,221	129,515	—	116,268	247,004
Interest expense	—	—	—	(581,666)	(581,666)
Other income, Net	(744,996)	(283)	12,138	—	(733,141)
Total other (expenses) income	(743,775)	129,232	12,138	(465,398)	(1,067,803)

Income (loss) before income taxes	(1,206,644)	(2,947)	12,318	(579,476)	(1,776,928)
Income tax	(110,451)	—	—	—	(110,451)
Net Income(loss)	$(1,317,095)	$(2,947)	$12,318	$(579,476)	$(1,887,379)

	Three Months Ended March 31, 2022
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	$187,768	$10,634,630	$—	$—	$10,822,398
Cost of revenues	(277,725)	(9,985,655)	—	—	(10,263,380)
Gross profit	(89,958)	648,976	—	—	559,018

Operating expenses	(379,098)	(323,205)	—	—	(702,303)
General and administrative expenses	(320,774)	(1,423,943)	—	(86,843)	(1,831,560)
Operating loss	(789,830)	(1,098,172)	—	(86,843)	(1,974,845)

Other income (expenses)
Interest income	2,726	242,413	—	833	245,972
Interest expense	671,381	(2,433,517)	—	—	(1,762,136)
Other income, Net	3,891	(9,221)	55,571	—	50,241
Total other (expenses) income	677,998	(2,200,325)	55,571	833	(1,465,923)

Income (loss) before income taxes	(111,832)	(3,298,497)	55,571	(86,010)	(3,440,768)
Income tax	(17)	—	—	—	(17)
Net Income(loss)	$(111,849)	$(3,298,497)	$55,571	$(86,010)	$(3,440,785)

	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
As of March 31, 2023
Real estate property under development	$—	$125,396,059	$—	$—	$125,396,059
Total assets	18,855,143	153,495,243	22,016,666	87,514,631	281,881,683

As of March 31, 2022
Real estate property under development	$—	$181,846,364	$—	$—	$181,846,364
Total assets	23,190,395	231,336,965	30,439,171	72,251,364	357,217,895

NOTE 22 – RELATED PARTY TRANSACTIONS

None.

NOTE 23 - SUBSEQUENT EVENT

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units as of June 25, 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by the end of June 25, 2022. Phase 3 began construction in the first quarter of 2021 and pre-sold 23 units out of 51 units as of May 5, 2023. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB ($33,179,562) for future development.

On March 13, 2014, the Company signed a joint development agreement with Zhongji Pufa Real Estate Co. (“SHGXL”). According to this agreement, the Company has obtained a right to develop the Guangxinglu (“GXL”) project, located at 182 Lane Guangxinglu, Putuo district, Shanghai, PRC. This project covers a site area of approximately 2,502 square meters for the development of one apartment building. In 2016, the government issued a regulation prohibiting the by-unit sale of commercial-use buildings. The apartment unit sale for the GXL project was put on hold until the government reviewed our project’s status. During that time, we rented any unsold apartment units while not recognizing the units previously sold before the regulation. In March 2019, we received government confirmation that our project cannot be sold on a unit-by-unit basis. The Company decided to continue operating the project by renting the units. These unsold units are recognized as investment in properties in Note 8. We also recognized all the units that were sold before the, regulation in our financial statement for the fiscal year ended December 31, 2019.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2023 with comparisons to the period ended March 31, 2022.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2023	% of total	2022	% of total	% change
Property management	353,704	6	323,669	3	9
House Sales	5,380,059	94	10,498,729	97	(48)
Net revenue	5,733,763	100	10,822,398	100	(47)

The net revenue in the first quarter of 2023 was $5,733,763, which decreased by 47% from $10,822,398 in the first quarter of 2022. In the first quarter of 2023, property management, and house sales represented 6%, and 94% of our total net revenues, respectively. The decrease in net revenue in the first quarter of 2023 was mainly due to the recognition of house sales revenue of the HATX project in this quarter.

Property Management

Property management represented 6% of our revenue in the first quarter of 2023 and revenue from property management increased by 9% compared with the same period in 2022.

House sales

House sales represented 94% of our revenue in the first quarter of 2023. The Company recognized the house sales revenue of the HATX project in the period.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2023	% of total	2022	% of total	% change
Property management	421,760	8	399,732	4	5
House sales	4,758,790	92	9,863,649	96	(52)
Cost of Revenue	5,180,550	100	10,263,380	100	(50)

The cost of revenue in the first quarter of 2023 was $5,180,550, a decrease of 50% from $10,263,380 in the same period in 2022. In the first quarter of 2023, property management and house sales represented 8%, and 92% of total cost of revenues, respectively. The decrease in cost of revenue in the first quarter of 2023 was mainly due to the recognition of the cost of revenue of the HATX project in this period.

Property management

The cost of revenue for property management in the first quarter of 2023 was $421,760, an increase of 5% from $399,732 in the same period in 2022.

House sales

House sales represented 92% of our cost of revenue in the first quarter of 2023. The Company recognized its house sales of the HATX project in the period.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2023	% of total	2022	% of total	% change
Property management	233,035	52	422,318	60	(45)
House sales	217,444	48	279,984	40	(22)
Operating expenses	450,479	100	702,303	100	(36)

The operating expenses in the first quarter of 2023 were $450,479, a decrease of 36% from $702,303 compared with the same period of 2022. This was mainly due to the decrease in expenses in consulting service. In the first quarter of 2023, the expenses related to property management and house sales represented 52% and 48% of the total operating expenses, respectively.

Property management

The operating expenses for property management in the first quarter of 2023 were $233,035, which decreased 45% from $422,318 in the same period in 2022.

House sales

The operating expenses for house sales in the first quarter of 2023 were $217,444, which decreased 22% from $279,984 in the same period in 2022. This was mainly due to the decrease in expenses in house sales of the HATX and Linyi projects.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2023 were $811,858, a decrease of 56% from $1,831,560 in the same period in 2022.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts Due To Directors

The amounts due to directors as of March 31, 2023 were $506,818. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of March 31, 2023 was $485,726, which includes unpaid loan.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of March 31, 2023 was $21,092, which is unsecured, interest-free and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2023, our principal sources of cash were revenues from our house sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $33,536,791.

The Company’s operating activities provided cash in the amount of $2,660,805, which was primarily attributable to the receipts in advance and account payable from our property development projects.

The Company’s investing activities provided cash resources of $2,672,598, which was primarily attributable to the withdrawal of transactional financial assets.

The Company’s financing activities used cash resources of $3,859,604, which was primarily attributable to restricted cash.

The potential cash needs for 2023 would include the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the HATX project.

In recent years the Company has received dividends from SHDEW which has been a significant source of our revenue. While SHDEW is not required to pay any dividends, any material decline in the dividend could have a material adverse effect on our business. There is no guarantee that we will receive any dividends from SHDEW.

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

ITEM 4. CONTROLS AND PROCEDURES

A.Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2022.

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

Date: May 22, 2023
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: May 22, 2023
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer