Form 10-Q
period 2023-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2023-08-17
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 31, 2023 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$18,359,017	$33,201,354
Restricted cash (Note 3)	45,789,248	43,869,156
Transactional financial assets (Note 4)	10,282,449	10,960,511
Accounts receivable	179,325	204,518
Real estate property under development (Note 5)	117,569,883	120,302,022
Amount due from an unconsolidated affiliate	15,882,006	16,502,409
Other receivables and deposits, net (Note 6)	13,259,147	10,733,460
Total current assets	221,321,075	235,773,430

Property and equipment, net (Note 7)	819,133	1,001,077
Investment properties, net (Note 8)	21,159,443	22,673,139
Deferred tax assets (Note 18)	—	—
Investment in an unconsolidated affiliate (Note 9)	12,290,133	12,751,061
Goodwill (Note 11)	1,003,503	1,243,194
Other investments (Note 10)	629,100	652,693
Total assets	$257,222,387	$274,094,594

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note12)	1,383,930	1,435,833
Accounts payable (Note 15)	26,341,832	22,372,938
Amounts due to directors (Note 13)	504,273	480,109
Amount due to an affiliate (Note 16)	49,131,392	49,251,273
Customer deposits (Note 17)	32,760,936	34,742,361
Other payables and accrued expenses (Note 14)	7,214,997	7,587,515
Other taxes payable	233,298	255,175
Income taxes payable (Note 18)	1,387,499	1,848,666
Dividends payable	—	10,303,789
Total current liabilities	118,958,157	128,277,659

Long-term income tax payable (Note 18)	539,211	1,078,422
Total liabilities	119,497,368	129,356,081

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 20)	3,986,618	3,986,618
Retained Earnings	107,991,305	109,300,636
Accumulated other comprehensive income	4,584,289	9,447,265
Total deficit of Sunrise Real Estate Group, Inc.	125,359,139	131,531,446
Non-controlling interests	12,365,880	13,207,067
Total shareholders’ equity	137,725,019	144,738,513
Total liabilities and shareholders’ equity	$257,222,387	$274,094,594

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$7,042,904	$34,639,531	$12,776,666	$45,879,936
Cost of revenues	(5,956,385)	(30,085,259)	(11,136,935)	(40,745,054)
Gross profit (loss)	1,086,519	4,554,272	1,639,731	5,134,882

Operating expenses	(490,120)	(223,156)	(940,599)	(952,585)
General and administrative expenses	(728,734)	113,603	(1,540,592)	(1,788,700)
Operating profit (loss)	(132,335)	4,444,719	(841,460)	2,393,597

Other income (expenses)
Interest income	248,416	211,659	495,420	467,131
Interest expense	(782,378)	(582,736)	(1,364,044)	(2,344,872)
Equity in net gain (loss) of an affiliate	—	(434)	—	22,079
Other income (loss), net	1,117,937	(1,805,235)	384,796	(1,776,436)
Total other Income	583,975	(2,176,746)	(483,828)	(3,632,098)

Income (loss) before income taxes	451,640	2,267,973	(1,325,288)	(1,238,501)
Income tax benefit (expense)	(250,864)	(1,333,194)	(361,315)	(1,333,212)
Net income (loss)	200,776	934,779	(1,686,603)	(2,571,713)
Less: Net (income) loss attributable to non-controlling interests	141,219	484,077	377,272	2,124,456
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$341,995	$1,418,856	$(1,309,331)	$(447,257)
Net income (loss)	200,776	934,779	(1,686,603)	(2,571,713)
Other comprehensive income (loss) Foreign currency translation adjustment	(7,240,930)	(10,412,132)	(5,326,891)	(9,569,069)
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive income (loss)	(7,040,154)	(9,477,353)	(7,013,494)	(12,140,782)

Less: Comprehensive income (loss) attributable to non-controlling interests	782,428	1,248,496	841,187	2,805,277
Total comprehensive income (loss) attributable to shareholders	(6,257,726)	(8,228,857)	(6,172,307)	(9,335,505)
Earnings per share – basic and fully diluted	$0.00	$0.02	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the year					(1,309,331)		(377,272)	(1,686,603)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend
Translation of foreign operations	—	—	—	—	—	(4,862,976)	(463,915)	(5,326,891)
Balance, June 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,991,305	4,584,289	12,365,880	137,725,019

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$107,649,310	$11,184,010	$13,148,308	$144,765,173
Profit (loss) for the year					341,995		(141,219)	200,776
Translation of foreign operations	—	—	—	—	—	(6,599,721)	(641,209)	(7,240,930)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance,June 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,991,305	4,584,289	12,365,880	137,725,019

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2021	68,691,925	$686,919	$8,050,008	$3,986,618	$117,729,224	$24,738,423	$15,430,432	$170,621,624
Profit (loss) for the year					(447,257)		(2,124,456)	(2,571,713)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend
Translation of foreign operations	—	—	—	—	—	(8,888,248)	(680,821)	(9,569,069)
Balance, June 30, 2022	68,691,925	686,919	8,050,008	3,986,618	117,281,967	15,850,175	12,625,155	158,480,842

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2022	68,691,925	$686,919	$8,050,008	$3,986,618	$115,928,818	$25,497,888	$13,873,651	$168,023,902
Profit (loss) for the year	—	—	—	—	1,353,149	—	(484,077)	869,072
Translation of foreign operations	—	—	—	—	—	(9,647,713)	(764,419)	(10,412,132)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2022	68,691,925	686,919	8,050,008	3,986,618	117,281,967	15,850,175	12,625,155	158,480,842

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(1,686,603)	$(2,571,713)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,179,643	820,935
Loss (Gain) on disposal of property, plant and equipment	32,902	16,660
Equity loss (gain) from investments in unconsolidated affiliate	—	—
Changes in assets and liabilities
Accounts receivable	18,513	12,768
Real estate property under development	(1,681,300)	26,428,443
Customer Deposits	(754,602)	(49,525,305)
Amount due from unconsolidated affiliates	1,751,782	432,503
Other receivables and deposits	(3,030,354)	38,807
Deferred tax assets	—	839,914
Net cash from directors	43,182	(47,150)
Accounts payable	4,968,945	(740,128)
Dividends	(10,329,001)	533,975
Other payables and accrued expenses	(102,177)	(453,503)
Other taxes payable	(13,160)	(138,609)
Income taxes payable	(949,342)	61,983
Net cash provided by (used in) operating activities	(10,551,572)	(24,290,420)

Cash flows from investing activities
Purchases of property and equipment	(4,164)	(85,166)
Net Cash from Transactional financial assets	293,145	(1,070,930)
Acquisition of investment	—	—
Dividend distribution of affiliate	—	—
Net cash provided by (used in) investing activities	288,981	(1,156,096)

Cash flows from financing activities
Restricted cash	—	—
Dividends paid to noncontrolling interests	—	—
Net cash provided (used in) financing activities	—	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,659,654)	(4,405,686)

Net increase in cash, cash equivalents and restricted cash	(12,922,245)	(29,852,202)
Cash, cash equivalents and restricted cash at beginning of period	77,070,510	97,911,619
Cash, cash equivalents and restricted cash at end of period	$64,148,265	$68,059,417

Supplemental disclosure of cash flow information
Income taxes paid	$1,361,466	$1,333,212
Interest paid	—	—

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

As of June 30, 2023, the Company has the following major subsidiaries and equity investment.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2022 and the results of operations for the six months ended June 30, 2023 and 2022, and the cash flows for the six months ended June 30, 2023 and 2022. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of June 30, 2023 and December 31, 2022 are $1: RMB7.2258 and $1: RMB6.9646, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters(“sqm”) for the purpose of developing villa-style residential housing. The LYSY project is divided into three phases. Phase 1 completed construction of 121 units in May 2015 and sold 119 units by the end of July 31, 2023. Phase 2 was divided into north and south areas and completed construction of 84 units as of the end of 2020. All units were sold during phase 2 by the end of July 31, 2023. Phase 3 began construction in the first quarter of 2021 and pre-sold 21 units out of 51 units as of the end of July 31, 2023. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 sqm for 228 million RMB for future development.

In October 2018, HATX purchased property in Huai’an, Qingjiang Pu district with an area of 78,030sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 31, 2023, the Company sold 665 units, respectively, out of 679 units of the first phase and sold 453 units out of 873 units of the second phase.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that have applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2023, and December 31, 2022, the Company held cash deposits of $45,789,248 and $43,869,156, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2023, we had $10,282,449 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 2.7% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi (“Linyi Project”), which is located at the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 sqm for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of July 31, 2023. As to Phase 3, we pre-sold 21 units out of 51 units as of July 31, 2023.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030sqm. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 31, 2023, the Company sold 665 units, respectively, out of 679 units of the first phase and sold 453 out of 873 units of the second phase.

As of June 30, 2022, land use rights included in real estate property under development totaled $117,569,883.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2023	2022
Advances to staff	$320,856	372,262
Rental deposits	709,260	735,860
Prepaid expense	493,603	28,153
Prepaid tax	7,279,391	7,783,185
Other receivables	4,456,037	1,859,000
	$13,259,147	$10,733,460

Other receivables and deposits as of June 30, 2023 and December 31, 2022 were stated net of allowance for doubtful accounts of $1,188,602 and $1,233,179, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2023	2022
Furniture and fixtures	$255,329	$233,960
Computer and office equipment	63,679	135,163
Motor vehicles	720,176	747,185
Properties	2,093,812	2,172,338
	3,132,996	3,278,646
Less: Accumulated depreciation	(2,313,863)	(2,277,569)
	$819,133	$1,001,077

Depreciation and amortization expense for property and equipment amounted to $1,179,643 and $820,935 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2023	2022
Investment properties	$32,161,696	$33,367,887
Less: Accumulated depreciation	(11,002,253)	(10,694,748)
	$21,159,443	$22,673,139

Depreciation and amortization expense for investment properties amounted to $1,061,518 and $774,249 for the six months ended June 30, 2023 and 2022, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%. As of June 30, 2023, the investment amount in SHDEW was $12,262,454 and SHTX was $27,679.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2023, and December 31, 2022, the carrying amount of the Company’s measurement alternative investments was  $629,100 and $652,693, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the periods ended June 30, 2023 and 2022, respectively.

NOTE 11 – GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB (approximately $3,398,213). As of June 30, 2023, the amount of $1,003,503 of goodwill represents the difference between the investment cost and book value, the company has not recorded any impairments of goodwill.

NOTE 12 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,383,930 and $1,435,833 as of June 30, 2023 and December 31, 2022, respectively.

The promissory note with a principal as of June 30, 2023 amounting to $691,965 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $691,965 and $717,917, respectively.

The promissory note with a principal as of June 30, 2023 amounting to $691,965 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $691,965 and $717,917, respectively.

For the six months ended June 30, 2023, the interest expense related to these promissory notes was $NIL.

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2023	2022
Lin Chi-Jung	$484,213	$459,299
Lin Hsin-Hung	20,060	20,811
	$504,273	$480,109

(a)	The balances due to Lin Chi-Jung consist of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2023	2022
Accrued staff commission and bonus	$62,374	$185,124
Rental deposits received	152,799	164,566
Bid bond	87,188	90,457
Dividends payable to non-controlling interest	186,214	193,198
Other payables	6,726,422	6,954,170
	$7,214,997	$7,587,515

NOTE 15 – ACCOUNT PAYABLE

As of June 30, 2023, and December 31, 2022, the balances of accounts payable were $26,341,832 and $22,372,938 respectively. The balance of accounts payable as of June 30, 2023 included unpaid development fee of Linyi project of $4,588,476 and HATX project of $20,702,694. The remaining balance was due to agents of the operating business.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of June 30, 2023, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $48,641,031 and JXSY was $490,361, was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre-sales in November 2013 and in 2019, the Project recognized its revenue along with customer deposit; as of June 30, 2023, the pre-sales amounted to $7,085,740. The HATX project started pre-sales in December 2019; as of June 30, 2023, the pre-sales amounted to $25,638,714.

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2023 and 2022 were $57,414 and $115,172, respectively.

As of June 30, 2023, the Company had the following operating lease obligations.

Amount
Within one year	$10,843
Two to five years	—
$10,843

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2023, and December 31, 2022, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended June 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$—	$7,042,904	$—	$—	$7,042,904
Cost of revenues	—	(5,956,385)	—	—	(5,956,385)
Gross profit	—	1,086,519	—	—	1,086,519

Operating expenses	—	(493,861)	—	—	(490,120)
General and administrative expenses	—	(722,900)	—	(5,834)	(728,734)
Operating loss	—	(130,242)	—	(5,834)	(132,335)

Other income (expenses)
Interest income	76,081	170,819	—	1,516	248,416
Interest expense	(569,810)	(212,568)	—	—	(782,378)
Other income, Net	(188,615)	(2,630)	1,309,182	—	1,117,937
Total other (expenses) income	(682,344)	(44,379)	1,309,182	1,516	583,975

Income (loss) before income taxes	(682,344)	(174,621)	1,309,182	(4,318)	451,640
Income tax	(250,864)	—	—	—	(250,864)
Net Income(loss)	$(933,208)	$(174,621)	$1,309,182	$(4,318)	$200,776

	Six Months Ended June 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$202,009	$12,574,657	$—	$—	$12,776,666
Cost of revenues	(447,680)	(10,689,255)	—	—	(11,136,935)
Gross profit	(245,671)	1,885,402	—	—	1,639,731

Operating expenses	(86,428)	(854,171)	—	—	(940,599)
General and administrative expenses	(575,633)	(598,159)	—	(366,800)	(1,540,592)
Operating loss	(907,732)	433,072	—	(366,800)	(841,460)

Other income (expenses)
Interest income	16,853	300,334	—	178,234	495,420
Interest expense	—	(212,568)	—	(1,151,477)	(1,364,044)
Other income, Net	362,241	(2,913)	25,468	—	384,796
Total other (expenses) income	379,094	84,853	25,468	(973,243)	(483,828)

Income (loss) before income taxes	(528,638)	517,925	25,468	(1,340,043)	(1,325,288)
Income tax	(361,315)	—	—	—	(361,315)
Net Income(loss)	$(889,953)	$517,925	$25,468	$(1,340,043)	$(1,686,603)

	Three Months Ended June 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$14,496	$34,625,035	$—	$—	$34,639,531
Cost of revenues	153,943	(30,239,202)	—	—	(30,085,259)
Gross profit	168,440	4,385,832	—	—	4,554,272

Operating expenses	(1,986)	(221,170)	—	—	(223,156)
General and administrative expenses	(410,539)	(529,976)	—	(5,834)	113,603
Operating loss	(244,085)	4,694,638	—	(5,834)	4,444,719

Other income (expenses)
Interest income	(8,383)	218,526	—	1,516	211,659
Interest expense	678,941	(1,261,677)	—	—	(582,736)
Other income, Net	(1,951,556)	(45,358)	191,245	—	(1,805,669)
Total other (expenses) income	(1,280,998)	(1,088,509)	191,245	1,516	(2,176,746)

Income (loss) before income taxes	(1,525,084)	3,606,129	191,245	(4,318)	2,267,973
Income tax	(1,333,194)	—	—	—	(1,333,194)
Net Income(loss)	$(2,858,278)	$3,606,129	$191,245	$(4,318)	$934,779

	Six Months Ended June 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$202,264	$45,677,672	$—	$—	$45,879,936
Cost of revenues	(520,197)	(40,224,857)	—	—	(40,745,054)
Gross profit	(317,933)	5,452,815	—	—	5,134,882

Operating expenses	(408,210)	(544,375)	—	—	(952,585)
General and administrative expenses	(593,154)	(893,967)	—	(301,579)	(1,788,700)
Operating loss	(1,319,297)	4,014,473	—	(301,579)	2,393,597

Other income (expenses)
Interest income	5,691	460,939	—	501	467,131
Interest expense	1,350,322	(3,695,194)	—	—	(2,344,872)
Other income, Net	(1,782,544)	(54,579)	82,766	—	(1,754,357)
Total other (expenses) income	(426,531)	(3,288,834)	82,766	501	(3,632,098)

Income (loss) before income taxes	(1,745,829)	725,639	82,766	(301,078)	(1,238,501)
Income tax	(1,333,212)	—	—	—	(1,333,212)
Net Income(loss)	$(3,079,041)	$725,639	$82,766	$(301,078)	$(2,571,713)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2023
Real estate property under development	$—	$117,569,883	$—	$—	$117,569,883
Total assets	14,376,766	145,225,314	23,201,682	74,418,625	257,222,387

As of June 30, 2022
Real estate property under development	—	144,238,751	—	—	144,238,751
Total assets	$20,470,992	$182,241,498	$28,139,219	$68,245,158	$299,096,867

NOTE 22 – RELATED PARTY TRANSACTIONS

None.

NOTE 23 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2023, up through the date the Company issued the interim financial statements and identified no reportable events.

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

RECENT DEVELOPMENTS

Our major business is real estate development and sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC. Additionally, we expand our business to investment activities such as entity investments.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units as of July 31, 2023. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by July 31, 2023. Phase 3 began construction in first quarter of 2021and sold 21 units out of 51units as of July 31,2023. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 square meters totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 square meters totaling 873 units. As of July 31, 2023, the Company sold 665 units out of 679 units of the first phase and sold 453 out of 873 units of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of June 30, 2023 and December 31, 2022.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the three months and six months periods ended June 30, 2023 with comparisons to the same periods ended June 30, 2022.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2023	% to total	2022	% to total	% change	2023	% to total	2022	% to total	% change
Agency sales	—	—	—	—	—	—	—	—	—	—
Property management	132,174	1.9	108,966	0.3	21	485,878	3.8	432,635	0.9	12
House sales	6,910,729	98.1	34,948,572	99.7	(80)	12,290,788	96.2	45,447,301	99.1	(73)
Net revenues	7,042,903	100	35,057,538	100	(80)	12,776,666	100	45,879,936	100	(72)

The net revenue in the second quarter of 2023 was $7,042,903, which decreased 80% from $35,057,538 in the second quarter of 2022. The net revenue in the first two quarters of 2023 was $12,776,666, which represented a decrease of 72% from $45,879,936, in the first two quarter of 2022. In the second quarter of 2023, property management, and house sales represented 1.9%, and 98.1% of our net revenues, respectively. For the first two quarters of 2023, property management, and house sales represented 3.8%, and 96.2% of our net revenues, respectively. The decrease in net revenue in the first two quarter of 2023 was mainly due to less recognized sales revenue of the Huaian project in the first quarter of 2023. Property management and house sales are both part of our real estate development industry segment.

Property Management

Property management represented 3.8% of our revenue for the first two quarters of 2023 and revenue from property management increased by 12% compared with the same period in 2022.

House sales

For the first two quarters of 2023, the Company recognized revenue of house sales of Huaian project. House sales represented 96.2% of our revenue for the first two quarters of 2023.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2023	% to total	2022	% to total	% change	2023	% to total	2022	% to total	% change
Agency sales	—	—	—	—	—	—	—	—	—	—
Property management	351,395	5.9	392,400	1.3	(10)	773,154	6.9	792,132	1.9	(2)
House sales	5,604,991	94.1	30,089,273	98.7	(81)	10,363,781	93.1	39,952,922	98.1	(74)
Cost of revenues	5,956,386	100	30,481,673	100	(80)	11,136,935	100	40,745,054	100	(73)

The cost of revenues for the second quarter of 2023 was $5,956,386, which decreased 80% from $30,481,673 during the second quarter of 2022. The cost of revenues for the first two quarters of 2023 was $11,136,935, which decreased 73% from $40,745,054 during the first two quarters of 2022. For the second quarter of 2023, property management, and house sales represented 5.9%, and 94.1% of our cost of revenues, respectively. For the first two quarters of 2023, property management, and house sales represented 6.9%, and 93.1% of our cost of revenues, respectively. The decrease in the cost of revenue in the second quarter and first two quarters of 2023 was mainly because the cost of revenue declined due to less house sales in the Huaian project Property management.

The cost of revenue for property management for the first two quarters of 2023 was $773,154, a decrease of 2% from $792,132 for the same period in 2022. This was mainly due to less business for the property management.

House sales

For the first two quarters of 2023, the Company recognized cost of revenue for house sales of the Huaian project. House sales represented 93.1% of our cost of revenue for the first two quarters of 2023.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2023	% to total	2022	% to total	% change	2023	% to total	2022	% to total	% change
Agency sales	—	—	—	—	—	—	—	—	—	—
Property management	169,230	34.5	14,611	5.8	1,058	402,265	42.8	436,929	45.9	(8)
House sales	320,891	65.5	235,672	94.2	36	538,335	57.2	515,656	54.1	4
Operating expenses	490,121	100	250,283	100	96	940,599	100	952,585	100	(1)

The operating expenses for the second quarter of 2023 were $490,121, which increased 96% from $250,283 for the same period in 2022. The total operating expenses for the first two quarters of 2023 were $940,599, which decreased 1% from $952,585 for the same period in 2022. In the second quarter of 2023, property management, and house sales represented 34.5%, and 65.5% of the total operating expenses, respectively. For the first two quarters of 2023, property management, and house sales represented 42.8%, 57.2% of the total operating expenses, respectively. The decrease in the overall operating expense resulted from the decrease in house sales for the second quarter and the first two quarters of 2023.

Property management

The operating expenses for property management for the first two quarters of 2023 were $402,265, a decrease of 8% from $436,929 in the same period in 2022. The decrease is mainly due to consulting expenses relating to the business in the period in 2023.

House sales

The operating expenses for house sales for the first two quarters of 2023 were $538,335, which increased 4% from $515,656 for the same period in 2022.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2023 were $1,540,592, which decreased by 13.9% from $1,788,700 for same period in 2022.

Other income, net

Other income, net for the first two quarters of 2023 was the gain of $384,796, an increase of 122% from the loss $1,776,436 for the same period in 2022. The income increased mainly due to the paper loss of our stock market investment.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors as of June 30, 2023 was $4504,273. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $484,213 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $20,060 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amounts due to SHSJ and JXSY, in the amounts of $48,641,031 and $490,361 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2023, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $18,359,017.

The Company’s operating activities used cash in the amount of $10,551,572, which was primarily attributable to the dividends distribution.

The Company’s investing activities provided cash resources of $288,981, which was primarily attributable to the net cash from transaction financial assets.

The potential cash needs for 2023 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the Huai’an project.

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

Date: August 17, 2023
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: August 17, 2023
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer