Form 10-Q
period 2023-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2023-11-16
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 14, 2021–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$26,704,900	$33,201,354
Restricted cash (Note 3)	37,442,318	43,869,156
Transactional financial assets (Note 4)	7,897,585	10,960,511
Accounts receivable	127,503	204,518
Real estate property under development (Note 5)	115,543,857	120,302,022
Amount due from an unconsolidated affiliate	15,983,760	16,502,409
Other receivables and deposits, net (Note 6)	11,056,855	10,733,460
Total current assets	214,756,778	235,773,430

Property and equipment, net (Note 7)	771,440	1,001,077
Investment properties, net (Note 8)	20,945,736	22,673,139
Investment in an unconsolidated affiliate (Note 9)	12,368,874	12,751,061
Goodwill (Note 11)	1,044,450	1,243,194
Other investments (Note 10)	633,131	652,693
Total assets	$250,520,409	$274,094,594

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,392,796	1,435,833
Accounts payable (Note 15)	24,274,026	22,372,938
Amounts due to directors (Note 13)	528,394	480,109
Amount due to an affiliate (Note 16)	50,281,597	49,251,273
Customer deposits (Note 17)	27,199,652	34,742,361
Other payables and accrued expenses (Note 14)	7,273,304	7,587,515
Other taxes payable	245,815	255,175
Income taxes payable (Note 18)	1,657,239	1,848,666
Dividends payables	—	10,303,789
Total current liabilities	112,852,823	128,277,659

Long-term income tax payable (Note 18)	269,606	1,078,422
Total liabilities	113,122,429	129,356,081

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 20)	3,986,618	3,986,618
Retained Earnings	107,084,787	109,300,636
Accumulated other comprehensive income	5,359,260	9,447,265
Total deficit of Sunrise Real Estate Group, Inc.	125,227,592	131,531,446
Non-controlling interests	12,170,388	13,207,067
Total shareholders’ equity	137,397,980	144,738,513
Total liabilities and shareholders’ equity	$250,520,409	$274,094,594

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$5,396,884	$22,343,689	$18,173,550	$69,107,749
Cost of revenues	(4,655,403)	(19,303,768)	(15,792,338)	(60,833,995)
Gross profit (loss)	741,481	3,039,921	2,381,212	8,273,754

Operating expenses	(510,739)	(533,435)	(1,451,338)	(1,504,377)
General and administrative expenses	(713,444)	(790,049)	(2,254,036)	(2,613,218)
Operating profit (loss)	(482,702)	1,716,437	(1,324,162)	4,156,159

Other income (expenses)
Interest income	238,756	98,159	734,176	574,292
Interest expense	(344,822)	(253,912)	(1,708,866)	(2,598,784)
Other income (loss), net	(416,345)	(1,196,173)	(31,549)	(2,984,763)
Total other Income	(522,411)	(1,351,926)	(1,006,239)	(5,009,255)

Income (loss) before income taxes	(1,005,113)	364,511	(2,330,401)	(853,096)

Income tax benefit (expense)	(178,281)	(722,928)	(539,596)	(2,081,832)
Net income (loss)	(1,183,394)	(358,417)	(2,869,997)	(2,934,928)
Less: Net (income) loss attributable to non-controlling interests	276,876	(150,003)	654,148	1,974,453
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(906,518)	$(508,420)	$(2,215,849)	$(960,475)
Net income (loss)	(1,183,394)	(358,417)	(2,869,997)	(2,934,928)
Other comprehensive income (loss) Foreign currency translation adjustment	856,355	(9,933,799)	(4,470,536)	(19,502,868)
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive income (loss)	(327,039)	(10,292,216)	(7,340,533)	(22,437,796)
Less: Comprehensive income (loss) attributable to non-controlling interests	195,492	587,955	1,036,679	3,393,232
Total comprehensive income (loss) attributable to shareholders	(131,547)	(9,704,261)	(6,303,854)	(19,044,564)
Earnings per share – basic and fully diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

	Common Stock
						Accumulated		Total
			Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the year					(2,215,849)		(654,148)	(2,869,997)
Dividend					—			—
Translation of foreign operations	—	—	—	—	—	(4,088,005)	(382,531)	(4,470,536)
Balance, Sept. 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,084,787	5,359,260	12,170,388	137,397,980

	Common Stock
						Accumulated		Total
			Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$107,991,305	$4,584,289	$12,365,880	$137,725,019
Profit (loss) for the year					(906,518)		(276,876)	(1,183,394)
Dividend								—
Translation of foreign operations	—	—	—	—	—	774,971	81,384	856,355
Balance, Sept. 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,084,787	5,359,260	12,170,388	137,397,980

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

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended Sept. 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(2,869,997)	$(2,934,928)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,305,903	1,338,556
Loss (Gain) on disposal of property, plant and equipment	34,088	39,255
Changes in assets and liabilities
Accounts receivable	72,476	(158,455)
Real estate property under development	1,178,217	41,996,130
Customer Deposits	(6,647,288)	(74,110,690)
Amount due from unconsolidated affiliates	2,587,348	31,094,696
Other receivables and deposits	(659,587)	172,090
Deferred tax assets	—	824,263
Net cash from directors	64,082	(23,632)
Accounts payable	2,629,388	(1,279,071)
Other payables and accrued expenses	(88,738)	(493,470)
Dividend	(10,219,272)	1,130,314
Other taxes payable	(1,750)	(145,185)
Income taxes payable	(947,886)	146,768
Net cash provided by (used in) operating activities	(13,563,016)	(2,403,359)

Cash flows from investing activities
Purchases of property and equipment	(5,487)	(192,668)
Net Cash from Transactional financial assets	2,795,775	(28,312,335)
Dividend distribution of affiliates	—	—
Net cash provided by (used in) investing activities	2,790,288	(28,505,003)

Cash flows from financing activities
Dividends paid to shareholders	—	—
Net cash provided by (used in) financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(2,150,564)	(9,043,543)

Net increase in cash and cash equivalents	(12,923,292)	(39,951,905)
Cash and cash equivalents at beginning of period	77,070,510	97,911,619
Cash and cash equivalents at end of period	$64,147,218	$57,959,714

Supplemental disclosure of cash flow information
Income taxes paid	$1,539,747	$2,081,832
Interest paid	—	—

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

As of September 30, 2023, the Company has the following major subsidiaries and equity investment.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2023 and the results of operations for the nine months ended September 30, 2023 and 2022, and the cash flows for the nine months ended September 30, 2023 and 2022. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of September 30, 2023 and December 31, 2022 are $1: RMB7.1798 and $1: RMB6.9646, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of October 2022. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2. Phase 3 began construction in the first quarter of 2021 and pre-sold 21 units out of 51 units as of October 31, 2023. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2023, the Company sold 665 out of 679 units of the first phase and sold 457 units, respectively, out of 873 of the second phase.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that have applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing a home in our project. Once we complete the transfer h to the buyer, these deposits become unrestricted. As of September 30, 2023 and December 31, 2022, the Company held cash deposits of $37,442,318 and $43,869,156, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2023, we had $7,897,585 invested in bank wealth management investment products. The investments have short term maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity periods. The annualized rate of return may range from 2.08% to 2.7% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold 84 villas out of all 84 units in Phase 2, and pre-sold 21 units out of 51 units in Phase 3 as of October 31, 2023.

In the first quarter of 2019, we purchased the property of HATX with the land use rights. As of September 30, 2023, land use rights included in real estate property under development totaled $115,543,857.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2023, the Company sold 665 out of 679 units of the first phase and pre-sold 457 units, respectively, out of 873 of the second phase.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2023	2022
Advances to staff	$52,195	372,262
Rental deposits	709,626	735,860
Prepaid expense	22,603	28,153
Prepaid tax	7,143,966	7,783,185
Other receivables	3,128,466	1,859,000
	$11,056,855	$10,733,460

Other receivables and deposits as of September 30, 2023 and December 31, 2022 were stated net of allowance for doubtful accounts of $1,174,985 and $1,233,079, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2023	2022
Furniture and fixtures	$256,965	$233,960
Computer and office equipment	186,886	135,163
Motor vehicles	600,767	747,185
Properties	2,107,227	2,172,338
	3,151,845	3,278,646
Less: Accumulated depreciation	(2,380,405)	(2,277,569)
	$771,440	$1,001,077

Depreciation and amortization expense for property and equipment amounted to $73,826 and $39,255 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2023	2022
Investment properties	$32,367,752	$33,367,887
Less: Accumulated depreciation	(11,422,016)	(10,694,748)
	$20,945,736	$22,673,139

Depreciation and amortization expense for investment properties amounted to $1,134,245 and $1,139,733 for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)% and SHTX (23%). As of September 30, 2023, the investment amount in SHDEW was $12,341,018 and SHTX was $227,856.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW is developing its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

On October 31st 2023, SHDEW held a shareholder meeting where the shareholders authorized  SHDEW’s dissolution by 2026. SHDEW had no immediate dissolution plans at the time of the meeting but SHDEW’s management will be planning the steps for SHDEW’s winding down of its business.

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s measurement alternative investments was $633,131 and $652,693, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended September 30, 2023 and 2022, respectively.

NOTE 11 – GOODWILL

On April 4, 2020, the Company purchased 10% of LYSY from Nanjing Longchang Real Estate Development Group for 22.17 million RMB (approximately $3,398,213). As of September 30, 2023, the amount of $1,044,450 of goodwill represents the difference between the investment cost and book value.

NOTE 12 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,392,796 and $1,435,833 as of September 30, 2023 and December 31, 2022, respectively.

The promissory note with a principal as of September 30, 2023 amounting to $696,398 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $696,398 and $717,917, respectively.

The promissory note with a principal as of September 30, 2023 amounting to $696,398 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $696,398 and $717,917, respectively.

For the nine months ended September 30, 2023, the interest expense related to these promissory notes was $NIL.

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2023	2022
Lin Chi-Jung	$508,207	$459,299
Lin Hsin-Hung	20,187	20,811
	$528,394	$480,109

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2023	2022
Accrued staff commission and bonus	$103,424	$185,124
Rental deposits received	176,574	164,566
Bid bond	61,229	90,457
Dividends payable to non-controlling interest	187,407	193,198
Other payables	6,744,670	6,954,170
	$7,273,304	$7,587,515

NOTE 15 – ACCOUNT PAYABLE

Account payable was mostly derived from our property development of the Linyi project and the HATX project. As of September 30, 2023, and December 31, 2022, the Company’s account payable amounted to $24,274,026 and $22,372,938, respectively.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of September 30, 2023, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $49,788,345. The amount due to JXSY was $493,252, which was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the HATX project, which was pre-sale collection from our customers. As of September 30, 2023, and December 31, 2022, the Company’s customer deposits amounted to $27,199,652 and $34,742,361, respectively.

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2023 and 2022 were $57,782 and $147,842, respectively.

As of September 30, 2023, the Company had the following operating lease obligations.

Amount
Within one year	$54,087
Two to five years	—
$54,087

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2023, and December 31, 2022, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended September 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$79,886	$5,316,998	$—	$—	$5,396,884
Cost of revenues	(233,735)	(4,421,668)	—	—	(4,655,403)
Gross profit	(153,849)	895,330	—	—	741,481

Operating expenses	(127,621)	(383,118)	—	—	(510,739)
General and administrative expenses	(201,502)	(506,108)	—	(5,834)	(713,444)
Operating loss	(482,972)	6,104	—	(5,834)	(482,702)

Other income (expenses)
Interest income	76,150	161,090	—	1,516	238,756
Interest expense	(241,926)	(102,896)	—	—	(344,822)
Other income, Net	(183,425)	(7,820)	(225,100)	—	(416,345)
Total other (expenses) income	(349,201)	50,374	(225,100)	1,516	(522,411)

Income (loss) before income taxes	(832,173)	56,478	(225,100)	(4,318)	(1,005,113)
Income tax	(178,281)	—	—	—	(178,281)
Net Income(loss)	$(1,010,454)	$56,478	$(225,100)	$(4,318)	$(1,183,394)

	Nine Months Ended September 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$281,895	$17,891,655	$—	$—	$18,173,550
Cost of revenues	(681,416)	(15,110,922)	—	—	(15,792,338)
Gross profit	(399,520)	2,780,732	—	—	2,381,212

Operating expenses	(214,049)	(1,237,289)	—	—	(1,451,338)
General and administrative expenses	(777,135)	(974,675)	—	(502,226)	(2,254,036)
Operating loss	(1,390,704)	568,768	—	(502,226)	(1,324,162)

Other income (expenses)
Interest income	30,557	461,424	—	242,195	734,176
Interest expense	315,464	(315,464)	—	(1,708,866)	(1,708,866)
Other income, Net	(47,671)	(10,733)	26,855	—	(31,549)
Total other (expenses) income	298,350	135,227	26,855	(1,466,671)	(1,006,239)

Income (loss) before income taxes	(1,092,354)	703,995	26,855	(1,968,897)	(2,330,401)
Income tax	(539,596)	—	—	—	(539,596)
Net Income(loss)	$(1,631,950)	$703,995	$26,855	$(1,968,897)	$(2,869,997)

	Three Months Ended September 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$299,689	$22,044,000	$—	$—	$22,343,689
Cost of revenues	(235,981)	(19,067,787)	—	—	(19,303,768)
Gross profit	63,708	2,976,213	—	—	3,039,921

Operating expenses	(216,804)	(316,631)	—	—	(533,435)
General and administrative expenses	(422,388)	(361,827)	—	(5,834)	(790,049)
Operating loss	(575,484)	2,297,755	—	(5,834)	1,716,437

Other income (expenses)
Interest income	(7,890)	104,533	—	1,516	98,159
Interest expense	281,464	(535,376)	—	—	(253,912)
Other income, Net	69,323	572	(1,266,068)	—	(1,196,173)
Total other (expenses) income	342,897	(430,271)	(1,266,068)	1,516	(1,351,926)

Income (loss) before income taxes	(232,587)	1,867,484	(1,266,068)	(4,318)	364,511
Income tax	(722,928)	—	—	—	(722,928)
Net Income(loss)	$(955,515)	$1,867,484	$(1,266,068)	$(4,318)	$(358,417)

	Nine Months Ended September 30, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$501,953	$68,605,796	$—	$—	$69,107,749
Cost of revenues	(756,178)	(60,077,817)	—	—	(60,833,995)
Gross profit	(254,225)	8,527,979	—	—	8,273,754

Operating expenses	(643,371)	(861,006)	—	—	(1,504,377)
General and administrative expenses	(940,200)	(1,255,794)	—	(417,224)	(2,613,218)
Operating loss	(1,837,796)	6,411,179	—	(417,224)	4,156,159

Other income (expenses)
Interest income	8,210	565,472	—	610	574,292
Interest expense	1,631,786	(4,230,570)	—	—	(2,598,784)
Other income, Net	(3,202,019)	(54,007)	371,263	(100,000)	(2,984,763)
Total other (expenses) income	(1,562,023)	(3,719,105)	371,263	(99,390)	(5,009,255)

Income (loss) before income taxes	(3,399,820)	2,692,074	371,263	(516,614)	(853,096)
Income tax	(2,081,832)	—	—	—	(2,081,832)
Net Income (loss)	$(5,481,652)	$2,692,669	$371,263	$(516,614)	$(2,934,928)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of September 30, 2023
Real estate property under development	$—	115,543,857	—	—	115,543,857
Total assets	16,069,347	$138,803,602	$20,899,590	$74,747,870	$250,520,409

As of September 30, 2022
Real estate property under development	—	—	—	—	—
Total assets	$—	$121,416,669	$—	$—	$121,416,669

NOTE 22 – RELATED PARTY TRANSACTIONS

We rented an office about 71sqm in Pudong, Shanghai from SHDEW, our related party for $3,709 per month for one year period.

NOTE 23 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from October 1, 2021, up through the date the Company issued the interim financial statements and identified no reportable events except that on October 31st 2023, SHDEW held a shareholder meeting where the shareholders authorized  SHDEW’s dissolution by 2026. SHDEW had  no immediate dissolution plans at the time of the meeting but SHDEW’s management will be planning the steps for SHDEW’s winding down of its business.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 completed construction of 121 units in May 2015 and sold 119 units out of all 121 units  by October 31, 2023. Phase 2 was divided into the north and south areas and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by October 31, 2023. Phase 3 began construction in first quarter of 2021and pre-sold 21 units out of 51units as of October 31,2023. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters in the amount of 228 million RMB for future development.

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

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China. On October 31st 2023, SHDEW held a shareholder meeting where the shareholders authorizedSHDEW’s dissolution by the end of 2026. SHDEW had no dissolution plans at the time of the meeting but SHDEW management will be planning steps for winding down SHDEW’s busines

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2023, the Company sold 665 units out of 679 units of the first phase and sold 457 units out of 873 of the second phase.

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

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2023 with comparisons to the period ended September 30, 2022.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023	% to total	2022	% to total	% change	2023	% to total	2022	% to total	% change
Property management	231,974	4	440,717	2	(47)	717,852	4	873,352	1	(18)
House sales	5,164,909	96	21,902,972	98	(77)	17,455,697	96	68,234,397	99	(74)
Net revenues	5,396,883	100	22,343,689	100	(77)	18,173,549	100	69,107,749	100	(74)

The net revenue for the third quarter of 2023 was $5,396,883, which decreased 77% from $22,343,689 from the third quarter of 2022. The net revenue for the first three quarters of 2023 was $18,173,549, which represented a decrease of 74% from $69,107,749 from the first three quarters of 2022. For the third quarter of 2023, property management and house sales represented 4% and 96% of our net revenues, respectively. For the first three quarters of 2023, property management and house sales represented 4% and 96% of our net revenues, respectively. The decrease in net revenue for the first three quarters of 2023 was mainly due to the lower revenue of the Huaian Tianxi project.

Property Management

Property management represented 4% of our revenue for the first three quarters of 2023 and revenue from property management decreased by 18% compared with the same period in 2022.

House sales

For the first three quarters of 2023, the Company has recognized house sales of Huaian Tianxi project. House sales represented 96% of our revenue for the first three quarters of 2023.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023	% to total	2022	% to total	% change	2023	% to total	2022	% to total	% change
Property management	411,724	8	383,745	2	7	1,184,878	7	1,175,877	2	1
House sales	4,243,678	92	18,920,023	98	(78)	14,607,459	93	59,658,118	98	(75)
Net revenues	4,655,402	100	19,303,768	100	(77)	15,792,338	100	60,833,998	100	(74)

The cost of revenue for the third quarter of 2023 was $4,655,402, which decreased 77% from $19,303,768 during the third quarter of 2022. The cost of revenues for the first three quarters of 2023 was $15,792,338, which decreased 74% from $60,833,998 during the first three quarters of 2022. For the third quarters of 2023, property management, and house sales represented 8% and 92% of our cost of revenue, respectively. For the first three quarters of 2023, property management, and house sales represented 7% and 93% of our cost of revenue, respectively. The decrease in the cost of revenue in the third quarter and in the first three quarters of 2023 was mainly due to the company lower cost of revenue of Huaian Tianxi project at a certain portion.

Property management

The cost of revenue for property management for the first three quarters of 2023 was $1,184,878, an increase of 1% from $1,175,877 in the same period in 2022.

House sales

For the first three quarters of 2023, the Company has recognized house sales of cost of revenue of Huaian Tianxi project at a certain portion. House sales represented 93% of our cost of revenue for the first three quarters of 2023.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2023	% to total	2022	% to total	% change	2023	% to total	2022	% to total	% change
Property management	164,961	32	364,107	65	(55)	567,225	39	801,036	53	(29)
House sales	345,778	68	187,685	35	84	884,112	61	703,341	47	25
Net revenues	510,738	100	551,792	100	(7)	1,451,338	100	1,504,377	100	(4)

The operating expenses for the third quarter of 2023 were $510,738, which decreased 7% from $551,792 for the same period in 2022. The total operating expenses for the first three quarters of 2023 were $1,451,338, which decreased 4% from $1,504,377 for the same period in 2022. For the third quarter of 2023, property management and house sales represented 32%, and 68% of the total operating expenses, respectively. For the first three quarters of 2023, property management and house sales represented 39%, and 61% of the total operating expense, respectively. The decrease in the overall operating expense resulted from the decrease in property management for the third quarter and the first three quarters of 2023.

Property management

The operating expenses for property management for the first three quarters of 2023 were $567,225, a decrease of 29% from $801,036 in the same period in 2022. The decrease is mainly due to the consulting expenses relating to the business.

House sales

The operating expenses for house sales for the first three quarters of 2023 were $884,112, which increased 25% from $703,341 in the same period in 2022. The increase is mainly due to the operations of the HATX project.

General and Administrative Expenses

General and administrative expenses in the first three quarters of 2023 were $2,254,036, a decrease of 14% from $2,613,218, in the same period in 2022.

Other income, net

Other loss for the first three quarters of 2023 was $31,549, a decrease of 99% from a loss of $2,984,763 for the same period in 2022. The decrease in income was mainly due to the loss of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2023 was $528,394. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consists of temporary advances at the amount of $508,207 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $20,187 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amount due to SHSJ and JXSY, in the amounts of $49,788,345 and $493,252, respectively,were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2023, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $26,704,900.

The Company’s operating activities used cash in the amount of $13,563,016, which was primarily attributable to the payment of dividends to our shareholders.

The Company’s investing activities provided cash resources of $2,790,288, which was primarily attributable to the investment in transactional financial assets.

The potential cash needs for 2023 are for investment in transactional financial assets, construction for our development projects in the Huai’an project (HATX) and the Linyi project.

According to the public records, the Market Supervision Administrations of Baokang County, which is a county located within Xiangyang City, Hubei Province, China, conducted an investigation into the business practices of SHDEW and some of its affiliates. SHDEW is in the business of selling cosmetics and other consumer goods online. While we own approximately 19.91% of SHDEW, we do not have any control or influence over its business practices. We are not related to this investigation, and we are unable to evaluate the merits of any allegations.  In October 2023, Baokang County fined SHDEW 20 million RMB and the case was closed.  The investigation in Heibei YuHua District was dropped and all frozen assets were unfrozen. SHDEW is not subject to  any further investigation.

Though the investment of SHDEW and dividends frin SHDEW  has been a main source of cashflow for the Company,  SHDEW may be unable to  pay dividends in the future, which may have an adverse impact on our operations, including expansion.

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

Date: November 15, 2023
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: November 15, 2023
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer