Form 10-K
period 2023-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2024-06-05
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates 15,334,803 shares was approximately $5,980,573, based on the average opening and closing price of $0.39 for the Common Stock on June 30, 2023.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of May 31, 2024 was 68,691,925 shares.

PART I

ITEM 1. BUSINESS

Corporate History

Sunrise Real Estate Group, Inc. (“SRRE”) is a Texas holding company and conducts business primarily through its operating subsidiaries in China. The principal activities of SRRE and its subsidiaries (collectively referred to as the “Company”) are real estate development including property leasing services; and property management services in the People’s Republic of China (“PRC”). Our investors hold shares of common stock in SRRE, the Texas holding company Our current ownership interests in our various subsidiaries and other entities are set forth in the organizational chart below.

We operate through our wholly-owned subsidiaries, CY-SRRE and LRY. CY-SRRE and LRY do not have operations themselves but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”). LRY operates primarily through its wholly owned subsidiary, Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) and majority owned subsidiary, Huaian Zhanbao Industrial Co., Ltd. SHSY and SHXJY and are property agency businesses earning commission revenue from marketing and sales services to developers.

We and our subsidiaries do not have material contractual arrangements with one or more variable interest entities (VIEs) based in China. Pursuant to the Special Administrative Measures on the Access of Foreign Investment (Negative List) (2021 Edition), or the 2021 Negative List, jointly issued by the NDRC and the MOFCOM on December 27, 2021 and enforced on January 1, 2022, the foreign investment related to real estate development does not fall within the category of industries in which foreign investment is restricted or prohibited. See “Government Regulation -. Regulations on Foreign-Invested Real Estate Enterprise.

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

On May 23, 2006, Sunrise Real Estate Development Group, Inc. changed its name to Sunrise Real Estate Group, Inc.

Auditor

Our auditor, RH CPA, with headquarters at 38-25 Bell Blvd, Bayside, NY 11361, is an independent registered public accounting firm with the PCAOB, and as an auditor of publicly traded companies in the United States, is subject to United States laws providing for regular inspections by the PCAOB to assess its compliance with the applicable professional standards. The PCAOB has access to inspect the working papers of our auditor and our auditor is not subject to the determinations announced by the PCAOB on December 16, 2021. In addition, on December 15, 2022, the PCAOB determined that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. The PCAOB has voted to vacate the previous determinations to the contrary. Given that the accounting firm, RH CPA, is a U.S. based entity, the Holding Foreign Companies Accountable Act will not affect us.

Dividends and Cash Transfers

We transfer cash amongst our subsidiaries and SRRE through the general banking system as regulated by the Chinese government. We have been able to transfer cash from our subsidiaries to SRRE and distribute dividends to our shareholders in compliance with Chinese government restrictions on currency exchange and regulations. Chinese regulations generally restrict cross border fund transfers to dividend payments to upstream companies, such as SRRE, or a return of invested funds. Chinese companies can only transfer funds to their overseas parent companies through profit distribution and a withdrawal of investments. Before distributing earnings overseas to SRRE, a subsidiary needs to provide verification of its earnings, which usually involves an auditor issuing an audit report, and the subsidiary must pay the relevant income tax. Profit distributions require payment of a capital gains tax, typically at a rate of 10%.

In November 2022, SHSY paid a dividend to LRY in the amount of 200 million RMB. This dividend resulted in a capital gains tax of 20 million RMB. As a result, LRY received 180 million RMB ( $25,375,686) net of taxes. On March 2023, LRY transferred $10,303,789 to SRRE to pay a dividend to our shareholders, which funds initially came from SHSY. There are no Chinese tax consequences to pay dividends to United States investors

Foreign Companies – Government Regulation

We and our subsidiaries do not have material contractual arrangements with one or more variable interest entities (VIEs) based in China. Pursuant to the Special Administrative Measures on the Access of Foreign Investment (Negative List) (2021 Edition), or the 2021 Negative List, jointly issued by the NDRC and the MOFCOM on December 27, 2021 and enforced on January 1, 2022, the foreign investment related to real estate development does not fall within the category of industries in which foreign investment is restricted or prohibited.

We have not sought and do not presently intend to seek foreign investors that would makes us subject to these regulations, so we do not have special restrictions for our operations, although they could have an impact should we decide to sell our properties to a foreign investor. An initial amount of registered capital is required for all companies registered to commence business in China. All of SRRE’s subsidiaries have registered capital consistent with the existing regulations. The amount of registered capital is determined by us unless the subsidiary is established for a specific purpose, such as the purchase of a specific property. For such purchase, the registered capital needs to equal the purchase price of the property intended to be purchased.

Foreign companies operating in China typically require approval and authorization from the Chinese government to operate their businesses. China has a series of laws, regulations, and approval procedures to manage and regulate the business activities of foreign companies within its borders. Generally, foreign companies need to establish branches, subsidiaries, or representative offices in China and register them according to relevant regulations.

The regulations that are applicable to our operations require:

1. Sufficient registered capital.

2. Tax registration and payment of taxes.

3. Various licenses and certificates applicable to real estate development companies such as us, including:

(a)Real Estate Development Certificate.

(b)Business License.

(c)Land Approval Documents issued by the land management department.

(d)Land Use Permit.

(e)Construction Project Planning Permit.

(f)Construction Project Construction Permit.

(g)Project Investment Permit.

(h)Commercial Housing Presale Permit.

The specific licenses required by real estate development companies may vary depending on factors such as the region, project scale, and type. Our subsidiaries have all of the required permissions and approvals, including approvals and permissions specifically required for subsidiaries of foreign holding companies, and we have not been denied any permissions or approvals. We and our subsidiaries are not required to obtain approvals from the China Securities Regulatory Commission (CSRC), Cyberspace Administration of China (CAC), or any governmental agency for their operations other than those that provide the approvals listed above.

If we do not maintain the required approvals or permissions to operate the business, consequences could include a government shutdown of the specific operations that are not in compliance. Such event will adversely affect us and our subsidiaries’ ability to do business in China.

In addition, if the industry in which we operate initially did not require government approval to conduct business, subsequent policy changes necessitate governmental approval, we are prepared to take the following steps:

1. Understand Policy Requirements: Thoroughly research new regulations and policies to understand the specific requirements and approval procedures that the government imposes on the industry.

2. Ensure Compliance Adjustments: Adjust our operations according to policy requirements to ensure compliance with relevant regulations. This may involve improving management systems, enhancing safety standards, and implementing environmental protection measures.

3. Apply for Licenses or Approval Documents: Prepare the necessary application materials according to government procedures and submit them to the relevant departments promptly. Ensure that the application materials are accurate and complete to increase the likelihood of approval.

4. Communicate with Government Departments: Actively communicate with relevant government departments to understand the progress of approvals, promptly address potential issues, and seek government support and guidance.

5. Train Employees: Ensure that employees understand the new policy requirements by providing relevant training to ensure that our operations comply with regulations.

6. Continuously Monitor Policy Changes: Establish an effective policy monitoring mechanism to stay informed about dynamic changes in industry policies, enabling us to prepare in advance and adjust its business strategies accordingly.

Adapting to policy changes may require time and effort but operating in compliance is a crucial prerequisite for ensuring our sustainable development. If we can respond actively and make timely adjustments, there is an opportunity to smoothly obtain necessary licenses or approval documents and continue operating legally.

Risks Related to Doing Business in China

All of our business operations are in China. Accordingly, we face various legal and operational risks and uncertainties under the complex and evolving PRC laws and regulations, including the following:

●	Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies.
●	Uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations could have a material adverse effect on us.
●	Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition.
●	Fluctuation in the value of RMB may result in foreign currency exchange losses.
●	The increasing focus on environmental sustainability issues may create operational challenges for us, increase our costs and harm our reputation.
●	Interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China may limit our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, which could limit or eliminate our ability to pay dividends and affect the value of your investment.
●	Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition, and may cause the value of our securities to decline.

●	We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements.
●	Under the EIT Law, if we are classified as a China resident enterprise for Chinese enterprise income tax purposes, such classification would likely result in unfavorable tax consequences to us and our non-Chinese stockholders.
●	We and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future.
●	Given the lack of reciprocity and treaties in China and the fact that all of our directors and officers reside in China, there may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China and there are significant costs and time constraints associated with attempting to enforce civil liabilities in China based on United States or other foreign laws against us and our management. See “Directors, Executive Officers and Corporate Governance”
●	Chinese regulation of loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business.
●	Regulations regarding acquisitions may impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.
●	The PRC government may intervene or influence operations at any time, which could result in a material change in our operations and or the value of our securities. See “Risk Factors - There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.”
●	The PRC government has significant oversight and discretion to exert control over offerings of our securities conducted outside of China and foreign investment in China-based issuers and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline or be worthless.

For a more complete discussion of the above summary of risk factors, please see “Risk Factors – Risks Relating to the Peoples Republic of China.

General Business Description

SRRE went through a series of transactions leading to the completion of a reverse merger on October 5, 2004. Prior to the closing of the exchange agreements described in “Corporate History” above, SRRE was an inactive “shell” company. Following the closing, SRRE, through its two wholly owned subsidiaries, CY-SRRE and LRY, has engaged in the property development, property leasing services and property management services in the PRC.

The Company recognizes that in order to differentiate itself from the market, it should avoid direct competition with large-scale property developers who have their own marketing departments. Our objective is to develop a niche position with marketing alliances with mid-sized and smaller developers and become their outsourcing marketing and sales agents. This strategic plan is designed to expand our activities beyond our existing revenue base, enabling us to assume higher investment risk and giving us flexibility in collaborating with partnering developers. The plan was aimed at improving our capital structure, diversifying our revenue base, and creating higher values and equity returns.

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

Figure 1: Company Organization Chart

Sunrise Real Estate Group, Inc.
100%
100%
100%
Sunrise Real Estate Development Group, Inc., Cayman
Shangyang International PTE. LTD., Singapore
Lin Ray Yang Enterprise Ltd., BVI
15%
100%
100%
78.5%
Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd.
Shanghai Shang Yang Investment Management and Consulting Co., Ltd. 1
Huai'an Zhanbao Industrial Co., Ltd.
12.5%
26%
75%
Suzhou Xin Ji Yang Real Estate Consult. Co., Ltd.
49%
100%
51%
19.6%
100%
100%
Sanya Shang Yang Real Estate Consult.
Shanghai Huitian Wealth Mgmt. Co., Ltd
Shanghai Daerwei Industry. Co., Ltd.
Shanghai Rui Jian Design Co., Ltd.
Huai'an Tianxi Real Estate Development Co., Ltd.
Suzhou Shang Yang Real Estate Consult. Co., Ltd.
60%
49%
12.6%
100%
Shanghai Xin Ji Yang Real Estate Brokerage. Co., Ltd.
Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd
Zhong Ji Pu Fa Real Estate Co., Ltd 2
Shanghai Daerwei Trading Co., Ltd
7.3%
Linyi Rui Lin Construction and Design Co. Ltd
34%
Linyi Shang-Yang Real Estate Dev. Co., Ltd.

1.	It was previously known as Shanghai Shang Yang Real Estate Consultation Co., Limited. The company changed its name to Shanghai Shang Yang Investment Management and Consulting Company Limited on May 28, 2013.
2.	Zhong Ji Pu Fa Real Estate Co., Ltd. (“SHGXL”) is consolidated into the Company’s financials because the Company controls the development rights and is beneficiary of the revenue that SHGXL generates. Given the inability of companies to buy and sell land rights from another company in China, proceeding with SHGXL’s project required profit-sharing agreements. According to the terms of the contract, our subsidiary pays the cost of the land, invests in development, sales, and taxation, and ultimately retains all profits obtained. Neither SHGXL nor any of our subsidiaries are VIEs.
3.	The Company and a shareholder of LYSY, which holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.

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

	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
1	Lin Ray Yang Enterprise Ltd.	Holding company	0%	British Virgin Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
2	Sunrise Real Estate Development Group Inc.	Holding company	0%	Cayman Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
3	Shangyang International PTE. LTD.	Holding company	0%	Singapore	Sunrise Real Estate Group Inc.	USA	100
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
4	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service	0%	China	Sunrise Real Estate Development Group Inc.	Cayman Islands	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
5	Shanghai Shangyang Investment Management and Consulting Co., Ltd	Consultation service	2.38% (USD591,551)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
6	Zhong Ji Pu Fa Real Estate Co., Ltd	Property Development	2.3% (USD571,437)	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
7	Huai’an Zhan Bao Property Investment Co., Ltd	Holding Company	(0%)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	78.46%
	Zhan Li (HK) Ltd.	Hong Kong	10%
	Beijing Zuitaoran Fashion Ltd.	China	10%
	Shanghai Ba A Management Centre (Limited Partnership)	China	0.77%
	Fang Ken Management Centre (Limited Partnership)	China	0.77%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
8	Huai’an Tianxi Real Estate Development Co., Ltd	Property Development	95.07% (USD23,610,056) (	China	Huai’an Zhan Bao Property Investment Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
9	Shanghai Ruijian Design Co., Ltd	Consultation service	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
10	Linyi Ruilin Design Co., Ltd	Consultation service	0%	China	Shanghai Ruijian Design Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization		Place of Organization or Citizenship
11	Linyi Shangyang Real Estate Development Co., Ltd	Property development	0%	China	Zhang Shu Qing	Taiwan	46%
	Linyi Ruilin Design Co., Ltd	China	34%
	Chen Jia Wei	Taiwan	7%
	Huang Xin Hua	Taiwan	8%
	Guo Wei Chun	Taiwan	5%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
12	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service,	0.25%(USD60,819)	China	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	China	75%
	Jacky Pan Investment Inc	British Virgin Islands	25%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
13	Suzhou Shang Yang Real Estate Consultation Co., Ltd	Consultation service,	0%	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	China	49%

	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	China	26%
	Jacky Pan Investment Inc	British Virgin Islands	12.5%
	Sunrise Real Estate Development Group Inc.	Cayman Islands	12.5%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
14	Shanghai Xin Ji Yang Real Estate Brokerage Co., Ltd	Consultation service,	0%	China	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	China	60%
	Jacky Pan Investment Inc	British Virgin Islands	25%
	Sunrise Real Estate Development Group Inc.	Cayman Islands	15%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
15	Sanya Shang Yang Real Estate Consultation Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
16	Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd.	Property development	0%	China	Sanya Shang Yang Real Estate Consultation Co., Ltd	China	49%
	Wang Zhi Qing	China	51%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
17	Shanghai Huitian Wealth Mgmt. Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	59%
	Pan Jian	China	21%
	Wang Zhan	China	20%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
18	Shanghai Daerwei Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Guangpeng Investment & Managament Co., Ltd	China	35.18%
	Shanghai Shenji Biological Tech. Co., Ltd	China	31.86%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.3%
	Beijing Zuitaoran Clothes Co., Ltd	China	4.7%
	Xiamen Ruixu Investment Partnership (Limited Partnership)	China	2.37%
	Tao Hong	China	1.93%
	Kuang Gui Yuan	China	1.24%
	Xiamen Xuyao Investment Partnership (Limited Partnership)	China	1.13%
	Wang Wenhua	China	0.74%
	Shanghai YuanChong Managment & Consulting Partnership (Limited Partnership)	China	0.56%
	Shanghai Xuhao Management & Consulting Partnership (Limited Partnership)	China	0.39%
	Company	Operation	% of Rev Based on 2023	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
19	Shanghai Daerwei Industry Co., Ltd	Sales & wholesale.	0%	China	Zhan Li (HK) Ltd.	Hong Kong, China	41.91%
	Shanghai Tingran Tech. Development Co., Ltd	China	36%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	19.58%
	Shanghai Tingyang Commercial Consulting Partnership (Limited Partnership)	China	0.95%
	Shanghai Huotiancao Info. Tech. Co., Ltd.	China	0.79%
	Shanghai Fangken Management Central Partnership (Limited Partnership)	China	0.77%

We started our agency sales operations in 2001 but have phased out of the agency sales operations where we no longer have this business unit. We are currently focused on real estate development and property management.

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

Real Estate Development

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units. As of March 28, 2024. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 as of March 28, 2024. Phase 3 began construction in the first quarter of 2021 and pre-sale 24 units out of 51 units. As of March 28, 2024. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 28, 2024, the Company sold 665 units, respectively, out of 679 units of the first phase and sold 498 units out of 873 of the second phase.

Property Management and Leasing

The Company has two floors of office space encompassing 5,152 square meters in Huilong Tower in Suzhou. We manage these two floors to lease out to prospective tenants.

We do leasing for the unsold units of the GXL project as stated above. Total leasing area for the GXL building is 3,611 square meters.

We also do leasing for the unsold commercial property of the HATX project. Total leasing area for the property is 8,268 square meters.

Mainland China’s Property Sector

The industry’s macro environment is improving, and the property sector is gradually becoming a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2019 through 2023:

GDP GROWTH
2019	6.1%
2020	2.3%
2021	8.4%
2022	3.0%
2023	5.2%

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

Employees

As of December 31, 2023, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	1
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	1

SZXJY
Administration Dept.	6
Research & Development Dept.	1
Accounting Dept.	2
Marketing Dept.	12

SHSY
Administration Dept.	2
Accounting Dept.	2
Development Dept.	4

LYSY
Accounting Dept	2
Administration Dept.	4
Construction Dept.	6
Marketing Dept.	2
Executive Dept.	1

HATX
Administration Dept.	10
Accounting Dept.	3
Construction Dept.	5
Marketing Dept.	8

SHRJ
Administration Dept.
Design Dept.	1
Total	78

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

SHDEW, an unconsolidated affiliate, has generated the majority of our cash receipts through the payment of dividends and advances in the past few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. As of December 31, 2023, we owned 19.91% of SHDEW, but we do not control or have significant influence on its operations, the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of March 28, 2024, Ace Develop Properties directly controls 64.80% of our outstanding common stock and Lin Chi-Jung, our director, is the sole shareholder of Ace Develop. As of March 28, 2024, Robert Lin Investments directly controls 4.87% of our outstanding common stock and Lin Chao Chun, one of our directors, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.53 per share to a low of $0.18 per share in 2023. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

The real estate market in Yangtze Delta and other areas of the PRC is a developing one.

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

Our results of operations, financial condition and prospects are influenced by social, economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in manm, y respects, including with respect to the framework and style of government supervision, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. The PRC government also exercises significant control over China’s economic growth through strategically allocating resources, controlling the payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. The growth rate of the Chinese economy has gradually slowed since 2010, and the impact of COVID-19 on the Chinese economy in 2020, 2021 and 2022 is reported to be severe. Any prolonged slowdown in the Chinese economy may reduce the demand for our property and materially and adversely affect our business and results of operations.

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

PRC regulations relating to investments in offshore companies by PRC residents may subject our PRC-resident beneficial owners or our PRC subsidiaries to liability or penalties or otherwise limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us or otherwise adversely affect us.

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

As there is uncertainty concerning the reconciliation of these notices with other approval or registration requirements and their interpretation and implementation has been constantly evolving, it remains unclear how these regulations, and any future legislation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, as a publicly traded company in the United States, we may not at all times know of the identities of all of our beneficial owners, who are PRC citizens or residents, and we may have little control over either our present or prospective direct or indirect PRC resident beneficial owners or the outcome of such registration procedures. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. The failure or inability of these PRC resident beneficial owners to comply with applicable SAFE registration requirements may subject us to the sanctions described above, including sanctions which may impede our ability to contribute the additional capital from our proceeds of any future offerings to our PRC subsidiaries, and our PRC subsidiaries’ ability to pay dividends or distribute profits to us. Furthermore, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

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

As our business belongs to the real estate industry in China, and our business does not involve the collection of user data or involve any other type of restricted industry, our business is generally outside the scope of the Measures for Cybersecurity Review. Based on the advice of counsel and our understanding of currently applicable PRC laws and regulations, any offering in the U.S. is subject to the review or prior approval of the CAC or the CSRC. Uncertainties still exist, however, due to the possibility that laws, regulations or policies in the PRC could change or rapidly evolve in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the CSRC or the CAC could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

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

On June 22, 2021, the U.S. Senate passed a bill and the U.S. House of Representatives then signed into law, the Consolidated Appropriations Act of 2023, which amended the Holding Foreign Companies Accountable Act to decrease the number of consecutive non-inspection years required for triggering the prohibitions under the Holding Foreign Companies Accountable Act from three years to two years.

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

Dividends and Cash Transfers

We transfer cash amongst our subsidiaries and SRRE through the general banking system as regulated by the Chinese government. We have been able to transfer cash from our subsidiaries to SRRE and distribute dividends to our shareholders in compliance with Chinese government restrictions on currency exchange and regulations. Chinese regulations generally restrict cross border fund transfers to dividend payments to upstream companies, such as SRRE, or a return of invested funds. Chinese companies can only transfer funds to their overseas parent companies through profit distribution and a withdrawal of investments. Before distributing earnings overseas to SRRE, a subsidiary needs to provide verification of its earnings, which usually involves an auditor issuing an audit report, and the subsidiary must pay the relevant income tax. Profit distributions require payment of a capital gains tax, typically at a rate of 10%.

While no dividends or distributions were made to the shareholders of SRRE during the fiscal year ended December 31, 2022, in November 2022, SHSY paid a dividend to LRY in the amount of 200 million RMB. This dividend resulted in a capital gains tax of 20 million RMB.  As a result, LRY received 180 million RMB ($25,375,686) net of taxes. On March 2023, LRY transferred $10,303,789 to SRRE to pay a dividend to our shareholders, which funds initially came from SHSY. There are no Chinese tax consequences to pay dividends to United States investors.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign law against us or our management named in the annual report.

We are incorporated in Texas and conduct all of our operations in China through our wholly-owned subsidiaries in China. All of our assets are located in China. In addition, all of our directors and senior executive officers reside within China and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible to effect service of process within the United States or elsewhere outside China upon us, our directors and executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Even if you obtain a judgment against us, our directors, executive officers or the expert named in this prospectus in a U.S. court or other court outside China, you may not be able to enforce such judgment against us or them in China. China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts in the United States, the United Kingdom, Japan or most other western countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions may be difficult or impossible. In addition, you may not be able to bring original actions in China based on the U.S. or other foreign laws against us, our directors, executive officers or the expert named in this prospectus. As a result, shareholder claims that are common in the United States, including class actions based on securities law and fraud claims, are difficult or impossible to pursue as a matter of law and practicality in China. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties. While detailed interpretation of or implementation rules under Article 177 of the PRC Securities Law is not yet available, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by investors in protecting your interests. Therefore, you may not be able to effectively enjoy the protection offered by the U.S. laws and regulations that are intended to protect public investors.

The approval or record filing of the CSRC, or other PRC government authorities may be required in connection with future capital raising activities under the PRC laws.

On February 24, 2023, the CSRC, together with other PRC government authorities, released the Provisions on Strengthening the Confidentiality and Archives Administration Related to the Overseas Securities Offering and Listing by Domestic Enterprises, or the Confidentiality and Archives Administration Provisions, which came into effect on March 31, 2023. The Confidentiality and Archives Administration Provisions require, among others, that PRC domestic enterprises seeking to offer and list securities in overseas markets, either directly or indirectly, shall establish the confidentiality and archives system, and shall complete approval and filing procedures with competent authorities, if such PRC domestic enterprises or their overseas listing entities provide or publicly disclose documents or materials involving state secrets and work secrets of PRC government agencies to relevant securities companies, securities service institutions, overseas regulatory agencies and other entities and individuals. It further stipulates that providing or publicly disclosing by domestic companies, or providing or publicly disclosing through its overseas listing entities, to the relevant securities companies, securities service agencies, overseas regulatory authorities and other entities or individuals documents and materials that may adversely affect national security or public interests after leakage, the domestic enterprise shall strictly go through the corresponding procedures in accordance with relevant laws and regulations. Where a domestic company provides to the relevant securities companies, securities service institutions, overseas regulatory authorities and other entities or individuals, any accounting records or duplicates of such accounting records, it shall complete relevant procedures according to the relevant regulations. The Confidentiality and Archives Administration Provisions were also newly published, and there remains uncertainty as to their interpretation, application and implementation.

Furthermore, if the CSRC, CAC or other regulatory agencies later promulgate new rules or explanations requiring that we obtain their approvals or complete the filing or reporting procedures for this offering or to maintain our listing status or for our future offshore securities offerings, we may be unable to obtain such approvals or complete such filing or reporting procedures in a timely manner, or at all, and such approvals may be rescinded even if obtained. Any such circumstance could significantly limit or completely hinder our ability to continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

We may use dividends and other distributions on equity paid by our principal operating subsidiaries to fund offshore cash and financing requirements. Any limitation on the ability of our PRC operating subsidiaries to make payments to us could have an adverse effect on our ability to conduct our business.

We are a holding company and may use dividends and other distributions on equity paid by our principal operating subsidiaries, for our offshore cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, fund inter-company loans, service any debt we may incur outside of China and pay our expenses. When our principal operating subsidiaries incur additional debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions or remittances to us. Furthermore, the laws, rules and regulations applicable to our PRC subsidiaries and certain other subsidiaries permit payments of dividends only out of their accumulated after-tax profits upon satisfaction of relevant statutory conditions and procedures, if any, determined in accordance with applicable accounting standards and regulations.

Under PRC laws, rules and regulations, each of our subsidiaries incorporated in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund certain statutory reserves until the cumulative amount of such reserves reaches 50% of its registered capital. These reserves, together with the registered capital, are not distributable as cash dividends. As a result of these laws, rules and regulations, our subsidiaries incorporated in China are restricted in their ability to transfer a portion of their respective net assets to their shareholders as dividends, loans or advances. In addition, registered capital is also restricted from withdrawal in the PRC while the capital reserve accounts are prohibited from making up for losses. Furthermore, the incurrence of indebtedness by our PRC subsidiaries could result in operating and financing covenants and undertakings to creditors that would restrict the ability of our PRC subsidiaries to pay dividends to us.

The ability of U.S. authorities to bring actions for violations of U.S. securities law and regulations against us, our directors, executive officers or the expert named in this prospectus may be limited. Therefore, you may not be afforded the same protection as provided to investors in U.S. domestic companies.

The SEC, the U.S. Department of Justice, or the DOJ, and other U.S. authorities often have substantial difficulties in bringing and enforcing actions against non-U.S. companies such as us, and non-U.S. persons, such as our directors and executive officers in China. Due to jurisdictional limitations, matters of comity and various other factors, the SEC, the DOJ and other U.S. authorities may be limited in their ability to pursue bad actors, including in instances of fraud, in emerging markets such as China. We conduct our operations mainly in China and our assets are mainly located in China. In addition, all of our directors and executive officers reside within China. There are significant legal and other obstacles for U.S. authorities to obtain information needed for investigations or litigation against us or our directors, executive officers or other gatekeepers in case we or any of these individuals engage in fraud or other wrongdoing. In addition, local authorities in China may be constrained in their ability to assist U.S. authorities and overseas investors in connection with legal proceedings. As a result, if we, our directors, executive officers or other gatekeepers commit any securities law violation, fraud or other financial misconduct, the U.S. authorities may not be able to conduct effective investigations or bring and enforce actions against us, our directors, executive officers or other gatekeepers. Therefore, you may not be able to enjoy the same protection provided by various U.S. authorities as it is provided to investors in U.S. domestic companies.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the Enterprise Income Tax Law and its implementing rules, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantial and overall management and control over the production and operations, personnel, accounting and assets of an enterprise. The State Administration of Taxation “ the SAT” issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009, which was most recently amended on December 29, 2017. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises or PRC enterprise groups. According to Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management and the management department is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions and minutes, are located or maintained in the PRC; and (iv) at least 50% of voting board members or senior executives habitually reside in the PRC. If we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law. In addition, our shareholders may be subject to PRC tax, as described in “— Dividends paid to our foreign investors and gains on the sale or other disposition of the ADSs or ordinary shares by our foreign investors may become subject to PRC tax” below. We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.”

Dividends paid to our foreign investors and gains on the sale or other disposition of ordinary shares by our foreign investors may become subject to PRC tax.

Under the Enterprise Income Tax Law and its implementation rules issued by the State Council, a 10% PRC withholding tax is applicable to dividends paid to investors that are non-resident enterprises, which do not have an establishment or place of business in the PRC or which have such establishment or place of business but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Any gain realized on the transfer of ordinary shares by such investors is also subject to PRC tax at a current rate of 10%, if such gain is regarded as income derived from sources within the PRC. If we are deemed a PRC resident enterprise (as discussed above under “— We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income”), dividends paid on our ordinary shares, and any gain realized from the transfer of our ordinary shares, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to individual investors who are non-PRC residents and any gain realized on the transfer of ordinary shares by such investors may be subject to PRC tax (which in the case of dividends may be withheld at source) at a rate of 20%. Any PRC tax liability may be reduced by an applicable tax treaty or under applicable tax arrangements between jurisdictions. However, if we or any of our subsidiaries established outside China are considered a PRC resident enterprise, it is unclear whether holders of ordinary shares would be able to obtain the benefit of income tax treaties or agreements entered into between China and other countries or areas. If dividends paid to our non-PRC investors, or gains from the transfer of ordinary shares by such investors, are deemed as income derived from sources within the PRC and thus are subject to PRC tax, the value of your investment in the ordinary shares may decline significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to us because we are conducting material operations. Cybersecurity threats have not affected our business strategy or results of operations. The Board of Directors will continue to assess the potential threat to future operations as such operations develop. The Board of Directors will oversee management’s processes for assessing, identifying and mitigating risks, including cybersecurity risks, to facilitate mitigating our risks involved with cybersecurity and help align our risk exposure with our strategic objectives. The Board relies on its executive officers to identify cybersecurity risks and retains oversight of cybersecurity. In the event of an incident, we intend to take appropriate steps from incident detection to mitigation, recovery and notification of appropriate parties. Management is responsible for day-to-day monitoring of cybersecurity, including detection and response and to report risks and incidents to the Board of Directors. We rely on computer software provided by third parties to protect our computer systems against cybersecurity threats.

ITEM 2. PROPERTY

Our headquarter office space is located at 18 Panlong Road, Qingpu District, Shanghai, PRC. We rent the office from SHDEW on a year to year basis for $30,788 per year in rent. We also rent regional field support offices in various cities in China, including Shanghai, Suzhou, Linyi and Huaian. We lease the facilities that house our regional field support offices. The terms of the leases do not contain rent escalation, contingent rent, renewal, or purchase options.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2023			2022
	High	Low		High	Low
First quarter	$0.47	$0.18	First quarter	$0.21	$0.16
Second quarter	$0.53	$0.25	Second quarter	$0.26	$0.17
Third quarter	$0.38	$0.25	Third quarter	$0.24	$0.17
Fourth quarter	$0.30	$0.23	Fourth quarter	$0.48	$0.17

As of December 31, 2023, we have approximately 604 record holders of our common stock. On December 31, 2023, the closing price of our common stock was $0.28.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2023.

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai Rui Jian Design Company Limited (“SHRJ”), Zhong Ji Pu Fa Real Estate Company Limited (“SHGXL”)，Huai An Zhan Bao Industrial Company Limited (“HAZB”)and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

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

Real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the year ended December 31, 2023, the Company recognized $19.6 million impairment for real estate property under development. Accumulated impairment losses totaled $19.6 million.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2023 and 2022.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2023 and 2022.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2023 with comparisons to the historical year ended December 31, 2022.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2023	% to total	2022	% to total	% change
Property management	1,405,110	6	1,101,389	1	27
House sales	23,428,753	94	78,918,800	99	(70)
Net revenues	24,833,863	100	80,020,189	100	(69)

The net revenue for 2023 was $24,833,863, a decrease of 69% from $80,020,189 in 2022. In 2023, property management and house sales represented 6%, and 94% of our total net revenue. The decrease in 2023 was mainly due to the less house sales of the HATX project in 2023.

Property Management

Property management represented 6% of our revenue in year of 2023 and revenue from property management increased by 27% compared with 2022.

House Sales

House sales represented 94% of our revenue in year of 2023. The company has recognized a proportion of net revenue from the HATX project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2023	% to total	2022	% to total	% change
Property management	1,822,794	9	1,672,063	2	9
House sales	18,066,686	91	68,891,739	98	(74)
Cost of revenues	19,889,480	100	70,563,802	100	(72)

The cost of revenues for 2023 was $19,889,480, a decrease of 72% from $70,563,802 for 2022. In 2023, property management and house sales represented 9%, and 91% of total cost of revenues. The decrease in cost of revenues is mainly due to the less recognition of cost of revenue of house sales from the HATX project in 2023.

Property Management

The cost of revenue from property management for 2023 was $1,822,794, an increase of 9% from $1,672,063 for 2022.

House Sales

House sales represented 91% of our cost of revenue in year of 2023. The Company has recognized its cost of revenue from the HATX project at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2023	% to total	2022	% to total	% change
Property management	715,170	40	158,102	5	352
House sales	1,087,388	60	2,870,986	95	(62)
Operating expenses	1,802,558	100	3,029,088	100	(40)

The operating expenses for 2023 were $1,802,558, a decrease of 40% from $3,029,088 in 2022. In 2023, the expenses related to property management and house sales represented 40%, and 60% of the total operating expenses.

Property Management

In 2023, the operating expenses for property management increased by 352% compared to the amount in 2022. The primary reason for the increase was due to relevant property renewing cost.

House sales

The operating expenses related to our house sales business in 2023 decreased by 62% compared to 2022. This decrease was mainly due to the less in our sales promotion activities in HATX project and Linyi project.

General and Administrative Expenses

The general and administrative expenses in 2023 were $3,755,767, which was a 56% decrease from $8,550,561 in 2022. The primary reason for the decrease in 2023 was due to the settlement of land value added tax (LVAT) of GXL project and LYSY project of the year 2022.

Operating Loss

In 2023, we had an operating loss of $613,942, representing a decreased loss from an operating loss of $2,123,262 in 2022.

The decrease in loss in 2023 was mainly due to the loss from settlement of LVAT of GXL project and LYSY project of the year 2022.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount Due To Directors

The amounts due to directors as of December 31, 2023 were $472,104. The amounts due were as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2023 was $451,640, which is unpaid loan.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2023 was $20,464, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

The unpaid portion of dividend announced of SHDEW, an unconsolidated affiliate, at the amount of $16,210,622.

Amount Due to Affiliates

As of December 31, 2023, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $31,568,727 and JXSY, $500,014, was an intercompany transfer for day-to-day operations.

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

None of the above persons exercised their options from December 21, 2021 to December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

In 2023, our principal sources of cash were revenues from our receipts in advance from real estate development projects, property management business, as well as the dividend distribution from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $20,453,464.

Net cash used in the Company’s operating activities in 2023 was $4,058,654, representing an increase of receipts in cash in the amount of $9,116,254 as compared to the cash provided for 2022. The increase was primarily attributable to the receipts in advance of $10,893,668.

Net cash used by the Company’s investment activities was $15,804,638, representing a decrease of $17,430,947 as compared to the cash received in investing activities for 2022. The decrease in cash from investment activities was primarily attributable to the net cash from transactional financial assets in 2023.

Net cash used by the Company’s financing activities was $24,296,584, representing a decrease from $NIL in 2022. This decrease was primarily attributable to repayments to an affiliate of $14,118,909 and dividends paid in 2023.

The cash needs for 2024 were for the funds required to finance the Company’s future projects in property agency and real estate developments.

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

Management believes that the Company will generate sufficient cash flows to fund its operations and to meet its obligations on a timely basis for the next twelve months by successfully implementing its business plans, obtaining continued support from its lenders to roll over debts when they became due, and securing additional financing as needed. Based upon the equity income generated by SHDEW in 2023, we expect a substantial cash dividend from SHDEW in 2024, which will be our principal source of liquidity. We have been able to secure new bank lines of credit from banks and secure additional loans from affiliates to fund our operations to date. However, if events or circumstances occur such that the Company is unable to successfully implement its business plans, fails to obtain continued support from its lenders or to secure additional financing, the Company may be required to suspend operations or cease business entirely.

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

Indebtedness

The Company’s indebtedness is described under “Note 11-Promissory Notes Payable” and “Note 12- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2023 and 2022 in Item 8.

Promissory Notes: As of December 31, 2023, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,411,891 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2023 and 2022, respectively.

Advances from Officers and Directors: The Company has also financed its operations in part with advances from officers and directors. The Company had loans with unpaid principals and interest expenses as of December 31, 2023 and December 31, 2022 totaling $472,104 and $480,109, respectively. The balances are unsecured and interest free.

Amount due to affiliates: As of December 31, 2023, the amount due to SHSJ and Jiaxing Shangyang (“JXSY”), in the amount of $32,068,951, was intercompany transfers for day-to-day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Property Under Development Impairment

During the year ended December 31, 2023, the Company recorded impairment loss on real estate property under development totaling $19.6 million. As disclosed in Note 2 to the consolidated financial statements, real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset.

Significant judgment is exercised by management in evaluating the recoverability and fair value of the real estate property noted above. Given these factors, the related audit effort in evaluating these management judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

How We Addressed the Matter in our Audit

To test management’s assessment for those real estate property where there were indicators of impairment, we performed audit procedures that included, evaluating the estimation methodology and testing the aforementioned significant assumptions and the completeness, accuracy, and relevance of underlying data used, giving consideration to management’s plans, comparing the significant data and assumptions used to estimate future cash flows to the Company’s accounting records, current industry and economic trends, or other third-party data and testing the mathematical accuracy of management’s calculations.

/s/ RH CPA

We have served as the Company’s auditor since 2017.

PCAOB ID: 6398

Bayside, NY

May 22, 2024

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2023	2022
ASSETS

Current assets
Cash and cash equivalents	$20,453,464	$33,201,354
Restricted cash (Note 3)	2,723,667	43,869,156
Transactional financial assets (Note 4)	26,505,532	10,960,511
Accounts receivable, net	552,964	204,518
Real estate property under development (Note 5)	88,742,269	120,302,022
Amount due from unconsolidated affiliates (Note 9)	16,203,433	16,502,409
Other receivables and deposits, net (Note 6)	9,321,913	10,733,460
Total current assets	164,503,242	235,773,430

Property and equipment, net (Note 7)	728,094	1,001,077
Investment properties, net (Note 8)	28,910,575	22,673,139
Deferred tax assets	—	—
Investments in unconsolidated affiliates (Note 9)	13,091,335	12,751,061
Other investments, net (Note 10)	641,810	652,693
Goodwill	—	1,243,194
Total assets	$207,875,056	$274,094,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 11)	1,411,891	1,435,833
Amounts due to directors (Note 12)	472,104	480,109
Accounts payable (Note13)	24,885,181	22,372,938
Customer deposits (Note 14)	23,318,011	34,742,361
Amount due to an affiliate (Note 15)	32,068,741	49,251,273
Other payables and accrued expenses (Note 16)	7,352,352	7,587,515
Other taxes payable	247,516	255,175
Dividends payables	—	10,303,789
Income Taxes payable (Note 17)	1,926,888	1,848,666
Total current liabilities	91,682,684	128,277,659

Long-term income tax payable (Note 17)	—	1,078,422
Total liabilities	91,682,684	129,356,081

Commitments and contingencies (Note 19)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2023 and 2022, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 18)	3,986,618	3,986,618
Retained earnings	99,169,737	109,300,636
Accumulated other comprehensive income	7,311,786	9,447,265
Total equity of Sunrise Real Estate Group, Inc.	119,265,068	131,531,446
Non-controlling interests	(3,072,696)	13,207,067
Total stockholders’ equity	116,192,372	144,738,513

Total liabilities and stockholders’ equity	$207,875,056	$274,094,594

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2023	2022
Net revenues	$24,833,863	$80,020,189
Cost of revenues	(19,889,480)	(70,563,802)
Gross profit	4,944,383	9,456,387

Operating expenses	(1,802,558)	(3,029,088)
General and administrative expenses	(3,755,767)	(8,550,561)
Operating profit (loss)	(613,942)	(2,123,262)

Other income (expenses)
Interest income	832,461	691,096
Interest expense	(3,226,658)	(651,085)
Real estate property under development Impairment	(19,590,407)	—
Goodwill impairment loss	(1,132,629)	—
Other income (loss)	(1,435,287)	(2,770,136)
Total Other Income (Expenses)	(24,552,520)	(2,730,125)

Income (Loss) before income taxes	(25,166,462)	(4,853,387)
Income taxes (Note 18)	(1,095,356)	(4,542,509)
Net income /(loss)	(26,261,818)	(9,395,896)
Less: Net (income) loss attributable to non-controlling interests	16,130,919	967,308
Net income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(10,130,899)	$(8,428,588)

Earnings (loss) per share - basic and fully diluted	$(0.15)	$(0.12)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2023	2022
Net income /(loss)	$(26,261,818)	$(9,395,896)

Other comprehensive income (loss)
- Foreign currency translation adjustment	(2,284,323)	(16,547,215)
Total comprehensive income (loss)	(28,546,141)	(25,943,111)
Less: Comprehensive loss attributable to non-controlling interests	16,279,763	2,223,365

Total comprehensive income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(12,266,378)	$(23,719,746)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Accumulated		Total
	Number of		Additional		Retained	Other	Non-	Stockholders’
	shares		Paid-in	Statutory	Earnings	Comprehensive	controlling	(Deficit)
	issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2021	68,691,925	$686,919	$8,050,008	$3,986,618	$117,729,224	$24,738,423	$15,430,432	$170,621,624
Profit (loss) for the year	—	—	—	—	(8,428,588)	—	(967,308)	(9,395,896)
Company Cancellation	—	—	—	—	—	—	—	—
Common stock issued to employees and consultants for services	—	—	60,000	—	—	—	—	60,000
Dividend distributions	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(15,291,158)	(1,256,057)	(16,547,215)
Balance, December 31, 2022	68,691,925	686,919	8,110,008	3,986,618	109,300,636	9,447,265	13,207,067	144,738,513

	Common Stock					Accumulated		Total
	Number of		Additional		Retained	Other	Non-	Stockholders’
	shares		Paid-in	Statutory	Earnings	Comprehensive	controlling	(Deficit)
	issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the year	—	—	—	—	(10,130,899)	—	(16,130,919)	(26,261,818)
Company Cancellation	—	—	—	—	—	—	—	—
Common stock issued to employees and consultants for services	—	—	—	—	—	—	—	—
Dividend distributions	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(2,135,479)	(148,844)	(2,284,323)
Balance, December 31, 2023	68,691,925	686,919	8,110,008	3,986,618	99,169,737	7,311,786	(3,072,696)	116,192,372

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(26,261,818)	$(9,395,896)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,723,524	1,779,670
Loss (gain) on disposal of property and equipment	34,020	27,559
Bad Debt	804,919	—
Real estate property under development Impairment	19,590,407	—
Goodwill impairment loss	1,243,194	—
Changes in assets and liabilities
Accounts receivable	(353,443)	(149,204)
Net Cash from directors	1	(891)
Real estate property under development	10,096,668	44,764,605
Customer deposits	(10,893,953)	(83,545,766)
Amount due from unconsolidated affiliates	(2,292,261)	29,472,050
Other receivables and deposits	433,213	3,330,221
Deferred tax assets	—	808,115
Dividends	—	901,258
Accounts payable	2,898,312	(644,540)
Other payables and accrued expenses	(109,135)	(502,641)
Taxes payable	(968,883)	99,955
Other Tax payable	(3,419)	(119,403)
Net cash provided by (used in) operating activities	(4,058,654)	(13,174,908)

Cash flows from investing activities
Acquisition of property, plant and equipment	(6,032)	(190,148)
Proceeds from disposal of plant and equipment	—	—
Capital injection to unconsolidated affiliates, net	—	—
Acquisition of investment	—	—
Transactional financial assets	(15,798,715)	1,816,348
Dividend distribution of affiliates	—	—
Net cash provided by investing activities	(15,804,747)	1,626,200

Cash flows from financing activities
Advances from an affiliate	(14,118,909)	—
Dividends paid	(10,177,675)	—
Restricted cash	—	23,759,027
Net cash (used in) financing activities	(24,296,584)	23,759,027

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9,733,394)	(3,910,009)

Net increase (decrease) in cash, cash equivalents and restricted cash	(53,893,379)	(8,300,010)
Cash, cash equivalents, and restricted cash at beginning of year	77,070,510	24,901,044
Cash, cash equivalents, and restricted cash at end of year	$23,177,131	$33,201,354
Supplemental disclosure of cash flow information
Income taxes paid	$2,095,507	$4,542,509
Interest paid	1,159,475	1,485,288

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

As of December 31, 2023, the Company has the following major subsidiaries and equity investments.

			% of
			Ownership		Relationship
	Date of	Place of	held by the		with the
Company Name	Incorporation	Incorporation	Company		Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%		Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%		Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%		Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%		Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]		Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%		Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]		Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%		Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%		Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%		Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%		Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%		Equity investment	Property brokerage services
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]		Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%		Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%		Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%		Subsidiary	Streaming platform
Shangyang International PTE. LTD.	August 19, 2022	SINGAPORE	100%		Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd.	Oct. 20, 2020	PRC	19.58%		Subsidiary	Investment holding
1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling 75.25% equity interest in SZSY.
2.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding 15% equity interest and SZXJY holding 60% equity interest in SHXYJB.
4.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 20, 2023, the Company sold and pre-sold 343 units and 327 units, respectively, out of 679 units of first phase and pre-sold 364 out of 873 of second phase.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023.

Description	Level 1	Level 2	Level 3	Total
	10,167,965			10,167,965
Wealth management investment products	16,337,459			16,337,458
Investment in transactional equity securities	—			—
Total	$26,505,424	$—	$—	$26,505,424

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022.

Description	Level 1	Level 2	Level 3	Total
	4,795,862			4,795,862
Wealth management investment products	6,164,649			6,164,649
Investment in transactional equity securities	—			—
Total	$10,960,511	$—	$—	$10,960,511

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

Major Customers

During the year ended December 31, 2023 and 2022, there was no single customer that represented more than 10% of our net revenues.

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

The exchange rates as of December 31, 2023 and December 31, 2022 were $1: RMB7.0827 and $1: RMB6.9646 respectively.

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

Real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the asset. The Company reviewed all of its real estate projects for future losses and impairment by comparing the estimated future undiscounted cash flows for each project to the carrying value of such project. For the years ended December 31, 2023, the Company recognized $19.6 million impairment for real estate property under development. Accumulated impairment losses totaled $19.6 million.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2023 and 2022.

Goodwill

Goodwill represents the excess of the purchase price consideration from the LYSY merger in 2021 over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but instead tested for impairment on an annual basis, or more frequently if certain events or indicators of potential impairment exists, and goodwill is written down when it is determined to be impaired. In 2023, the annual goodwill impairment test performed by estimating the fair value of each reporting unit using projected future cash flows and comparing those estimated fair value with the carrying values, which include the allocated goodwill. The goodwill impairment test result in the carry value written down to its fair value with the related impairment charge of $1,132,629 recognized in Consolidated Statements of Operations, which reduced the goodwill of this reporting unit to zero.

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

During the years ended December 31, 2023 and 2022, the Company provided no allowance for impairment loss on investments in unconsolidated affiliates.

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

During the year ended December 31, 2023 and 2022, the Company provided no allowance for impairment loss on other investments.

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2023 and 2022 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2023 and 2022.

Recently Adopted Accounting Standards

In January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs of finance receivables by year of origination. The adoption of this standard did not have a material impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which would require additional transparency for income tax disclosures, including the income tax rate reconciliation table and cash taxes paid both in the United States and foreign jurisdictions. This standard is effective for annual periods beginning after December 15, 2024. We are currently assessing the impact this standard will have on our disclosures.

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

NOTE 3 — RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of December 31, 2023 and December 31, 2022, the Company held cash deposits of $2,723,667 and $43,869,156, respectively.

NOTE 4 — TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2023, we have $26,505,532 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 2.70% depending on the amount and time period invested.

NOTE 5 — REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold all 84 units in Phase 2, and pre-sold 24 units out of 51 units in Phase 3 as of March 28, 2024.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 28, 2024, the Company sold 665 units, respectively, out of 679 units of the first phase and sold 498 units out of 873 of the second phase.

As of December 31, 2023, land use rights included in real estate property under development totaled $88,742,269.

NOTE 6 — OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2023	2022
Advances to staff	$20,042	$327,262
Rental deposits	719,354	735,860
Prepaid expense	48,462	28,153
Prepaid tax	6,242,218	7,783,185
Other receivables	2,283,757	1,859,000
	$9,321,913	$10,733,460

Prepaid tax are taxes prepaid from the apartment sold but that have not been delivered to the owner of the HATX project in the amount of $4,366,025 and Linyi project in the amount of $1,876,193.

Other receivables and deposits as of December 31, 2023 are stated net of allowance for doubtful accounts of $1,265,984 (2022: $1,233,179). Other receivables of $2,283,757 mainly consists of $786,423 from Shanghai Wu Zhao Hao and $705,945 from Shanxi Guoguang, and $1,094,067 of proxy payment repair and maintenance fund of HATX project.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2023	2022
Furniture and fixtures	$260,488	$223,960
Computer and office equipment	189,592	135,163
Motor vehicles	609,004	747,185
Properties	2,136,116	2,172,338
	3,195,199	3,278,646
Less: Accumulated depreciation	2,467,105	2,277,569
	$728,094	$1,001,077

During the year ended December 31, 2023, depreciation and amortization expense for property and equipment amounted to $189,536.

NOTE 8 – INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2023	2022
Investment properties	$41,123,783	$33,367,887
Less: Accumulated depreciation	(12,213,208)	(10,694,748)
	$28,910,575	$22,673,139

During the year ended December 31, 2023, depreciation and amortization expense for investment properties amounted to $1,495,096.

NOTE 9 — INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%), DEWSY (Shanghai Da Er Wei Industries Co., Ltd, 19.6%) and SHTX (19.9%). As of December 31, 2023, the investment amount in SHDEW was $12,510,206, DEWSY was $552,891 and in SHTX was $28,238.

SHDEW was established in June 2013 as a skincare and cosmetic company developing its own skincare products. SHDEW sells products for its own brands and under third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 — OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2023 and December 31, 2022, the carrying amount of the Company’s measurement alternative investments was $641,810 and $652,693, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of NIL were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2023 and 2022, respectively.

NOTE 11 — PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,411,891 and $1,435,833 as of December 31, 2023 and December 31, 2022, respectively.

The promissory note with a principal as of December 31, 2023 amounting to $705,945 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $705,945 and $717,916, respectively.

The promissory note with a principal as of December 31, 2023 amounting to $705,945 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2023, and December 31, 2022, the outstanding principal and unpaid interest related to this promissory note amounted to $705,945 and $717,916, respectively.

During the year ended December 31, 2023 and 2022, there were no interest expenses related to these promissory notes.

NOTE 12 — AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2023	2022
Lin Chi-Jung	$451,640	$459,299
Lin Hsin-Hung	20,464	20,811
	$472,104	$480,109

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 13 — ACCOUNTS PAYABLE

As of December 31, 2023, and 2022, the balances of accounts payable were $24,885,181 and $22,372,938 respectively. The balance of accounts payable as of December 31, 2023 included the unpaid development fee of the Linyi project of $4,057,446 and the HATX project of $19,740,002. The remaining balance was due to agents of the operating business.

NOTE 14 — CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project has recognized its revenue along with customer deposit, as of December 31, 2023, the pre-sales amounted to $8,755,843. The HATX project has started pre-sales in December 2019, as of December 31, 2023 the pre-sales amounted to $14,511,151.

NOTE 15 — AMOUNT DUE TO AFFILIATES

As of December 31, 2023, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $31,568,727 and JXSY, $500,014, was an intercompany transfer for day-to- day operations.

NOTE 16 — OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2023	2022
Accrued staff commission and bonus	$44,572	$185,124
Rental deposits received	188,355	164,566
Bid bond	78,763	90,457
Other payables	6,850,685	6,954,170
Dividends payable to non-controlling interest	189,977	193,198
	$7,352,352	$7,587,515

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment, it’s mainly from the advance from SHSJ, our related party, at the amount of $6,648,142 for the benefit of HATX project.

NOTE 17 — INCOME TAXES PAYABLE

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

	Year Ended December 31,
	2023	2022
Income /(loss) before income tax expense
Income /(loss) from China operations	$(3,479,331)	$7,783,154
Income /(loss) from non-China operations	—	27,726,545

Total income /(loss) before income tax expense	(3,479,331)	35,509,699

Income tax expense applicable to China operations
Current tax	1,095,356	2,599,250
Deferred tax	—	—

Subtotal income tax expense applicable to China operations	1,095,356	2,599,250
Non-China income tax expense/(benefit)	—	2,970,576
Total income tax expense	$1,095,356	$5,569,826

In 2023, of the $NIL income tax expense, was for PRC tax, mainly attributable to the non-U.S. subsidiaries of the Company’s business operations and $0 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2021 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2023	2022
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	—%	—%
Effect of income not taxable for PRC tax purposes	(31.5)%	33.4%
Under (Over)-provision for income taxes in prior years	0.0%	—%
Effective income tax rate	(31.5)%	15.69%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss from operations	$—	$—
Total deferred tax assets	—	—
Less: Valuation allowance	—	—

Net deferred tax assets	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $NIL as of December 31, 2023 (2022: $NIL).

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

NOTE 18 — STATUTORY RESERVE

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2023, the Company’s statutory reserve fund was $3,986,618.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2023 and 2022 were $100,289 and $178,251, respectively.

As of December 31, 2023, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$27,919
Two to five years	—
$27,919

NOTE 20 — SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Year Ended December 31, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$652,371	$24,181,492	$—	$—	$24,833,863
Cost of revenues	(868,012)	(19,021,468)	—	—	(19,889,480)
Gross profit	(215,642)	5,160,025	—	—	4,944,383

Operating expenses	(261,965)	(1,540,593)	—	—	(1,802,558)
General and administrative expenses	(1,919,153)	(1,257,907)	—	(578,706)	(3,755,767)
Operating loss	(2,396,760)	2,361,525	—	(578,706)	(613,942)

Other income (expenses)
Interest income	43,310	490,030	—	299,121	832,461
Interest expense	—	(3,226,658)	—	—	(3,226,658)
Real estate property under development impairment	—	(19,590,407)	—	—	(19,590,407)
Goodwill impairment	—	—	—	(1,132,629)	(1,132,629)
Other income, Net	—	(24,432)	36,634	(1,447,489)	(1,435,287)
Total other (expenses) income	(43,310)	(22,351,467)	36,634	(2,280,997)	(24,552,520)

Income (loss) before income taxes	(2,353,450)	(19,989,943)	36,634	(2,859,703)	(25,166,462)
Income tax	—	(1,095,356)	—	—	(1,095,356)
Net Income (loss)	$(2,353,450)	$(21,085,299)	$36,634	$(2,859,703)	$(26,261,818)

	Year Ended December 31, 2022
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$668,452	$79,351,737	$—	$—	$80,020,189
Cost of revenues	(954,553)	(69,609,249)	—	—	(70,563,802)
Gross profit	(286,101)	9,742,488	—	—	945,637

Operating expenses	(1,901,469)	(1,127,619)	—	—	(3,029,088)
General and administrative expenses	(1,200,913)	(6,644,703)	—	(704,945)	(8,550,561)
Operating loss	(3,388,483)	1,970,166	—	(704,945)	(2,123,262)

Other income (expenses)
Interest income	30,275	598,140	—	62,681	691,096
Interest expense	438,705	(438,705)	—	(651,085)	(651,085)
Other income, Net	(2,807,313)	(55,064)	192,241	(100,000)	(2,770,136)
Total other (expenses) income	(2,338,333)	104,371	192,241	(688,404)	(2,730,125)

Income (loss) before income taxes	(5,726,816)	2,074,537	192,241	(1,393,349)	(4,853,387)
Income tax	(1,571,933)	—	—	(2,970,576)	(4,542,509)
Net Income (loss)	$(7,298,749)	$2,074,537	$192,241	$(4,363,925)	$(9,395,896)

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2023
Real estate property under development	$—	$88,742,269	$—	$—	$88,742,269
Total assets	10,865,377	116,436,604	40,238,677	40,334,398	207,875,056

As of December 31, 2022
Real estate property under development	$—	$120,302,022	$—	$—	$120,302,022
Total assets	16,964,879	144,727,138	24,364,265	88,038,312	274,094,594

NOTE 21 — RELATED PARTY TRANSACTIONS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

We rent an office of about 71sqm in Pudong, Shanghai from SHDEW, our related party for $3,709 per month for one year period.

We have paid interest for the loan with SHSJ, our related party of $1,139,043 in the year of 2023 and the unpaid interest for the loan with SHSJ was $6,154,690 at the end of 2023. The accrued interest on the loan with SHSJ was $3,228,811.55 in 2023.

NOTE 22 — SUBSEQUENT EVENTS

None

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2023 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

●	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
●	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	64	Director
July 20, 2022	LIN YUAN-CHIANG	48	Director
July 20, 2022	CHANG SHU-CHEN	56	Director
November 28, 2006	LIN HSIN-HUNG	69	Chairman
November 23, 2004	LI XIAO-GANG	65	Director
July 20, 2022	GU LIANG	49	Director
December 28, 2021	WANG WEN HUA	58	Director
November 8, 2019	ZHANG JIAN	57	Chief Executive Officer
June 24, 2013	MI YONG JUN	50	Chief Financial Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 64, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin stepped down as CEO on January 30, 2018.

Lin Yuan-Chiang, Director (Affiliated)

Mr. Lin, age 48, is the Vice President of Administration for Linyi Shangyang Real Estate, a position that he has held since 2012. Previously, he was the Sales Manager for one of our real estate projects based in Sanya from 2008 to 2012. He graduated from Nanqiang Highschool in 1993 and has been affiliated with the Company as an employee for many years, where he obtained an in-depth insight on the Company’s workings and operations. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Chang Shu-Chen, Director (Affiliated)

Mrs. Chang, age 56, is the Director of Internal Auditing and Finance for Shanghai Daerwei Trading Limited, a position that she has held since 2016. Prior to joining Daerwei, she was the Secretary of the General Manager at Sansha Electric Manufacturing from 2010 to 2016. Mrs. Chang holds a bachelor’s degree in Japanese from the Utsunomiya University. The Company is confident that Mrs. Chang’s exemplary internal auditing skills will be beneficial to our operations. Mrs. Chang is the sister-in-law to our founder and director, Mr. Lin Chi Jung. Mrs. Chang is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin Hung, age 69, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Wang Wen Hua, Director (Independent)

Mrs. Wang Wenhua, aged 58, had previously worked at the Company’s subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company (“SHXJY”) from 2001 to 2016. She was the financial controller of SHXJY from 2001 to 2010 and subsequently became the vice president of administration in 2010. While she was the financial controller of SHXJY, she was also involved in the Company’s internal management and operation. From 2017 to 2020, she served as a part-time consultant for Shanghai Da Er Wei Trading Company Limited (“SHDEW”), a company in which the Company has 19.91% ownership interest. The Company believes that Ms. Wang’s extensive knowledge of the Company’s operations and internal management as well as her accounting expertise will be a key asset to the Company. Ms. Wang received a technical degree in accounting from the Shanghai Lixin University of Accounting and Finance in 1984.

Gu Liang, Director (Independent)

Mr. Gu, age 49, is a partner with Shanghai Wolun Investment Management, a position he held since 2016. Mr. Liang also served as Vice President at Shanghai Xuan Lun Investment Consultancy from 2012 to 2015. Mr. Gu graduated from Shanghai Jiao Tong University with a bachelor’s degree in Economics in 1997. Through his experiences, Mr. Liang developed a deep understanding of capital markets and investment strategies, thereby making him a beneficial member of the Board. Mr. Gu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

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

Zhang Jian, Chief Executive Officer

Mr. Zhang, age 57, has more than 23 years of experiences in the business sector. Since 2017, Mr. Zhang has been a senior consultant at the Company’s subsidiary, Shanghai Shang Yang Investment Management and Consulting Co., Ltd, where he has been advising the Company’s operations as a group. Previously, Mr. Zhang was the Deputy General Manager at Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd., where he was in charge of its risk management. Prior to that, Mr. Zhang was the Chief Financial Officer at Beijing Kaizhe Fashion Technology Co., Ltd, from 2010 to 2015, and the Head of Credit Portfolio Management at ABN AMRO Bank in China, where he was focusing on the transaction originations, risk management, and balance sheet control for the bank’s credit portfolios. Mr. Zhang received a Bachelor of Economics from Fudan University in China in 1992, and a Master of Business Administration from Shanghai Jiaotong University in China in 2001.

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 50, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2023, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

Audit Committee and Audit Committee Financial Expert

Our Board established the Audit Committee on August 23, 2005 and was revised on August 8, 2022. The Audit Committee consists of three members, Wang Wen Hua, Li Xiao Gang and Gu Liang all of whom are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under. With Mrs Wang Wen Hua as the Audit Committee’s financial expert under Item 407(d)(5) of Regulation S-B.

Governance and Nominating Committee

The Governance and Nominating Committee of the Board consists of Mrs. Wang Wen Hua, Mr. Li Xiao-Gang and Mr. Lin Yuan-Chiang. The primary duties of the Governance and Nominating Committee are to identify and review candidates for the Board and recommend candidates for election to the Board, periodically review the skills and characteristics required of Board members in the context of the current Board, and periodically review the Company’s corporate governance policies and recommend modifications to the Board as appropriate. The Governance and Nominating Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

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

Compensation Committee

The Compensation Committee of the Board consists of Mr Li Xiaogang, Mrs Wang Wenhua and Mrs Chang Shu Chen. The primary duties of the Compensation Committee are to annually review and approve the Company’s compensation strategy to ensure that employees are rewarded appropriately; review annually and approve corporate goals and objectives relevant to executive compensation; annually review and determine elements of compensation of the CEO and other officers; and review and recommend compensation for non-employee members of our Board. The Compensation Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy

The Company has established a compensation committee to ensure that employees are rewarded appropriately based on performance and the Company reviews the compensation of the CEO and other executive managers annually. Our compensation program for our executive officers and all other employees is designed such that it will not incentivize unnecessary risk-taking as our compensation consists primarily of base salaries without bonuses or stock awards.

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $100,000 in fiscal years 2023, 2022 and 2021 for services rendered to the Company and its subsidiaries.

							Change in
							Pension
							Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhang Jian	2023	68,917	—	—	—	—	—	—	68,917
CEO (since November 8, 2019	2022	68,917	6,461	—	—	—	—	—	75,378
	2021	35,000	—	—	—	—	—	—	35,000

Mi Yong Jun	2023	43,074	2,611						45,685
CFO (since June 24, 2013)	2022	43,074	5,312						48,386
	2021	24,500						295	24,795

Option/SAR Grants

On December 28, 2021, the Board of Directors of the Company authorized the Company to issue options to purchase an aggregate of 3,000,000 shares of common stock as a bonus incentive to 13 employees and consultants that have each served the Company for a minimum of eight years. The options vested immediately and were exercisable until December 27, 2023 at an exercise price of $0.60 per share. The options were not exercised and expired on December 27, 2023. The Directors and Executive Officers who were granted options include:

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

DIRECTOR COMPENSATION

					Change in
					Pension Value
					and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
LIN CHI-JUNG	252,000	—	—	—	—	—	252,000
LIN HSIN-HUNG	42,773	—	—	—	—	—	42,773
LIN YUAN-CHIANG	50,828	—	—	—	—	—	50,828
CHANG SHU-CHEN	—	—	—	—	—	—	—
LI XIAO-GANG	17,229	—	—	—	—	—	17,229
GU LIANG	17,229	—	—	—	—	—	17,229
WANG WEN HUA	—	—	—	—	—	—	—
(1)	On December 28, 2021, the Board of Directors issued options to the following Directors. The options vested immediately and are exercisable until December 27, 2023 at an exercise price of $0.60 per share.

Lin Chi Jung	Director	2,000,000	shares
Lin Hsin Hung	Chairman of the Board	100,000	shares
Pan Yu Jen	Director	100,000	shares
Wang Wen Hua	Director	25,000	shares

As of December 27, 2023, the option/SAR grants expired and no options were exercised.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2023, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

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

Amounts Due To (From) Directors

The amounts due to directors as of December 31, 2023 were $472,104. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2023 was $451,640, which includes unsecured advances and unpaid interest.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2023 was $20,464, which is unsecured, interest-free and payable on demand.

Director Independence

Li Xiao-Gang, Wang wen hua and Gu liang are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2023 and 2022, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2023 and 2022.

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

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Form-10 QSB filed on April 23, 2001.

3.1a	Amendments to the Articles of Incorporation, incorporated by reference to Exhibits 3.1a and 3.1b to Form-10-KSB for the fiscal year ended December 31, 2003 filed on April 14, 2004.

3.1b	Articles of Amendment to the Articles of Incorporation dated April 25, 2006, incorporated by reference to Exhibit 3.1b of Form-10 QSB filed on November 14, 2006.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 of Form-10SB filed on April 23, 2001.

4.1	Description of Securities

7.1	Letter from Kenne Ruan, CPA, P.C. dated August 14, 2012 (Incorporated by reference from Form 8-K) filed on August 17, 2012).

7.2	Letter from Kenne Ruan, CPA, P.C. dated February 16, 2013 (Incorporated by reference from Form 8-K) filed on February 21, 2013).
10.1	Financial Advisory Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Marco Partners, Inc., incorporated by reference to Exhibit 10.1 to Form SB-2 filed on February 13, 2006.

10.2	Consultancy Service Agreement dated January 15, 2006 between Sunrise Real Estate Group, Inc. and Chiang Hui Hsiung, incorporated by reference to Exhibit 10.2 to Form SB-2 filed on February 13, 2006.

10.21	Stock Purchase Agreement, dated as of January 22, 2011 between Sunrise Real Estate Group, Inc. and Better Times International Limited (Filed on January 28, 2011)

10.22	Stock purchase agreement dated August 20, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on August 24, 2014)

10.23	Stock purchase agreement dated November10, 2014 between Sunrise Real Estate Group, Inc. and Ace Develop Properties Limited (Filed on November 10, 2014)

14	Code of Ethics (Incorporated by reference from Form 10-K dated December 31, 2016)

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Form SB-2 filed on February 13, 2006. (Incorporated by reference from Form 8-K dated September 30, 2011)

31.1	Certification of Zhang Jian, pursuant to Rule 15d-14(a).

31.2	Certification of Mi Yong Jun, pursuant to Rule 15d-14(a).

32.1	Certifications of Zhang Jian, pursuant to 18 U.S.C. 1350.

32.2	Certifications of Mi Yong Jun, pursuant to 18 U.S.C. 1350.

99.1	Press Release dated March 27, 2012, titled Sunrise Real Estate Group, Inc. Announces Resignation and appointment of CFO. (Incorporated by reference from Form 8-K dated March 27, 2012)

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Zhang, Jian
By: Zhang Jian
Principal Executive Officer and Director

DATE: June 5, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	June 5, 2024
Lin Chi-Jung

/s/ Chang Shu-Chen	Director	June 5, 2024
Chang Shu-Chen

/s/ Lin Yuan-Chiang	Director	June 5, 2024
Lin Yuan-Chiang

/s/ Lin Hsin-Hung	Chairman	June 5, 2024
Lin Hsin-Hung

/s/ Gu Liang	Director	June 5, 2024
Gu liang

/s/ Li Xiao-Gang	Director	June 5, 2024
Li Xiao-Gang

Director
Wang Wen Hua