Form 10-Q
period 2024-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2024-06-25
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: June 15, 2024–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$21,747,504	$20,453,464
Restricted cash (Note 3)	2,323,756	2,723,667
Transactional financial assets (Note 4)	21,886,612	26,505,532
Accounts receivable, net	78,782	552,964
Real estate property under development (Note 5)	88,985,534	88,742,269
Amount due from an unconsolidated affiliate (Note 9)	16,179,711	16,203,433
Other receivables and deposits, net (Note 6)	9,481,216	9,321,913
Total current assets	160,683,115	164,503,242

Property and equipment, net (Note 7)	673,833	728,094
Investment properties, net (Note 8)	28,413,656	28,910,575
Investment in an unconsolidated affiliate (Note 9)	13,068,639	13,091,335
Other investments (Note 10)	640,697	641,810
Total assets	$203,479,940	$207,875,056

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,409,443	1,411,891
Accounts payable (Note 15)	24,740,937	24,885,181
Amounts due to directors (Note 13)	457,840	472,104
Amount due to an affiliate (Note 16)	32,576,670	32,068,741
Customer deposits (Note 17)	24,410,557	23,318,011
Other payables and accrued expenses (Note 14)	7,508,908	7,352,352
Other taxes payable	242,678	247,516
Income taxes payable (Note 18)	1,064,147	1,926,888
Total current liabilities	92,411,180	91,682,684

Long term income tax payable (Note 18)	—	—
Total liabilities	92,411,180	91,682,684

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 20)	3,986,618	3,986,618
Retained Earnings	95,162,757	99,169,737
Accumulated other comprehensive income	6,981,960	7,311,786
Total Equity of Sunrise Real Estate Group, Inc.	114,928,262	119,265,068
Non-controlling interests	(3,859,502)	(3,072,696)
Total shareholders’ equity	111,068,760	116,192,372
Total liabilities and shareholders’ equity	$203,479,940	$207,875,056

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2024	2023
Net revenues	$1,899,714	$5,733,762
Cost of revenues	(1,906,846)	(5,180,550)
Gross profit (loss)	(7,132)	553,212

Operating expenses	(317,855)	(450,479)
General and administrative expenses	(690,817)	(811,858)
Operating profit (loss)	(1,015,804)	(709,125)

Other income (expenses)
Interest income	54,697	247,004
Interest expense	(563,476)	(581,666)
Other income (expense), net	(3,273,960)	(733,141)
Total Other Income	(3,782,739)	(1,067,803)

Income (loss) before income taxes	(4,798,543)	(1,776,928)
Income tax benefit	(146)	(110,451)
Net income (loss)	(4,798,689)	(1,887,379)
Less: Net (income) loss attributable to non-controlling Interests	791,709	236,053
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$(4,798,689)	$(1,887,379)

Earnings per share – basic and fully diluted	$(0.06)	$(0.02)

Weighted average common shares outstanding
-Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2024	2023
Net Income (loss)	$(4,798,689)	$(1,887,379)

Other comprehensive income (loss)
- Foreign currency translation adjustment	(324,923)	1,914,039
Total comprehensive income	(5,123,612)	(26,660)
Less: Comprehensive (income) loss attributable to non-controlling interests	786,806	58,759

Total comprehensive income attributable to stockholders of Sunrise Real Estate Group, Inc.	$(4,336,806)	$85,419

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the period	—	—	—	—	(1,651,326)	—	(236,053)	(1,887,379)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	1,736,745	177,294	1,914,039
Balance, March 31, 2023	68,691,925	686,919	8,110,008	3,986,618	107,649,310	11,184,010	13,148,308	144,765,173

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2023	68,691,925	$686,919	$8,050,008	$3,986,618	$99,169,737	$7,311,786	$(3,072,696)	$116,192,372
Profit (loss) for the period	—	—	—	—	(4,006,980)	—	(791,709)	(4,798,689)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(329,826)	4,903	(324,923)
Balance, March 31, 2024	68,691,925	686,919	8,050,008	3,986,618	95,162,757	6,981,960	(3,859,502)	111,068,760

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(4,798,689)	$(1,887,379)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	499,869	1,891,415
Changes in assets and liabilities
Accounts receivable	472,970	111,766
Real estate property under development	(396,897)	(3,465,076)
Customer Deposits	1,132,364	2,452,937
Amount due from unconsolidated affiliates	558,856	892,249
Other receivables and deposits	(175,370)	(31,480)
Accounts payable	(101,049)	3,782,256
Other payables and accrued expenses	169,212	56,372
Dividends	—	(139,196)
Interest payable on amount due to directors	(13,438)	20,203
Other taxes payable	(4,407)	1,314
Income taxes payable	(858,940)	(1,024,576)
Net cash provided by (used in) operating activities	3,515,519	2,660,805

Cash flows from investing activities
Acquisition of property, plant and equipment	(310)	(2,401)
Net cash from transactional financial assets	4,570,522	2,674,999
Net cash provided by (used in) investing activities	4,570,212	2,672,598

Cash flows from financing activities
Restricted cash	—	(3,859,604)
Net cash provided by (used in) financing activities	—	(3,859,604)

Effect of exchange rate changes on cash and cash equivalents	(160,564)	(1,138,362)

Net increase in cash and cash equivalents	894,129	335,437
Cash and cash equivalents at beginning of period	23,177,131	33,201,354
Cash and cash equivalents at end of period	$24,071,260	$33,536,791

Supplemental disclosure of cash flow information
Income taxes paid	$862,884	$1,110,602
Interest paid	—	—

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

As of March 31, 2024, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Shangyang International PTE. LTD. (“SYIP”)	August 19,2022	SINGAPORE	100%	Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd.(“DEWSY”)	Oct. 20, 2020	PRC	19.58%	Subsidiary	Investment holding
1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling 75.25% equity interest in SZSY.
2.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding 15% equity interest and SZXJY holding 60% equity interest in SHXYJB.
4.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

The accompanying condensed consolidated balance sheet as of December 31, 2023, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023, and the cash flows for the three months ended March 31, 2024 and 2023. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2024 and December 31, 2023 are $1: RMB 7.0827 and $1: RMB7.095, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of May 15, 2024. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units were sold during phase 2 by May 15, 2024. Phase 3 began construction in the first quarter of 2021 and pre-sold 23 units out of 51 units by May 15, 2024. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters (“sqm”) for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm.. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of May 15, 2024, the Company sold 665 units, respectively, out of 679 units of the first phase and sold 498 units out of 873 of the second phase.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of March 31, 2024, and December 31, 2023, the Company held cash deposits of $2,323,756 and $2,723,667, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2024, we have $21,886,612 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 2.7% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of May 15, 2024. As to Phase 3, we pre-sold 23 units out of 51 units as of May 15, 2024.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”)of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of May 15, 2024, the Company sold 665 units, respectively, out of 679 units of the first phase and sold 498 out of 873 of the second phase.

As of March 31, 2024, land use rights included in real estate property under development totaled $88,985,534.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2024	2023
Advances to staff	$51,283	20,042
Rental deposits	712,800	719,354
Prepaid expense	48,378	48,462
Prepaid tax	6,411,312	6,242,218
Other receivables	2,257,442	2,283,757
	$9,481,216	$9,321,913

Other receivables and deposits as of March 31, 2024 and December 31, 2023 were stated net of allowance for doubtful accounts of $1,968,511 and $1,265,984, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2024	2023
Furniture and fixtures	$260,037	$260,488
Computer and office equipment	189,573	189,592
Motor vehicles	607,948	609,004
Properties	2,132,413	2,136,116
	3,189,970	3,195,199
Less: Accumulated depreciation	(2,516,137)	(2,467,105)
	$673,833	$728,094

Depreciation and amortization expense for property and equipment amounted to $49,032 and $6,285 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2024	2023
Investment properties	$41,052,490	$41,123,783
Less: Accumulated depreciation	(12,638,834)	(12,213,208)
	$28,413,656	$28,910,575

Depreciation and amortization expense for investment properties amounted to $446,560 and $656,159 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, DEWSY (19.58%) and SHTX (19.9)%. As of March 31, 2024, the investment amount in SHDEW was $12,488,518, DEWSY was $551,932 and in SHTX was $28,189.

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

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2024 and December 31, 2023, the carrying amount of the Company’s measurement alternative investments was $640,697 and $641,810, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended March 31, 2024 and 2023, respectively.

NOTE 12 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,409,443 and $1,411,891 as of March 31, 2024 and December 31, 2023, respectively.

The promissory note with a principal as of March 31, 2024 amounting to $704,722 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $704,722 and $727,622, respectively.

The promissory note with a principal as of March 31, 2024 amounting to $704,722 bears an interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $704,722 and $727,622, respectively.

For the three months ended March 31, 2024, the interest expense related to these promissory notes was $0.

NOTE 13 – AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2024	2023
Lin Chi-Jung	$450,856	$451,640
Lin Hsin-Hung	6,984	20,464
	$457,840	$472,104

(a)	The balance due from Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 14 – OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2024	2023
Accrued staff commission and bonus	$41,568	$44,572
Rental deposits received	347,518	188,355
Bid bond	75,808	78,763
Dividends payable to no controlling interest	189,647	189,977
Other payables	6,854,368	6,850,685
	$7,508,908	$7,352,352

NOTE 15 – ACCOUNT PAYABLE

As of March 31, 2024 and December 31, 2023, the balances of accounts payable were $24,740,937 and $24,885,181 respectively. The balance of accounts payable as of March 31, 2024 included unpaid development fee of Linyi project of $4,362,818 and HATX project of $19,308,087. The remaining balance was due to agents of the operating business.

NOTE 16 – AMOUNT DUE TO AFFILIATES

As of March 31, 2024, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $32,077,776 and JXSY, $498,894, was an intercompany transfer for day-to-day operations.

NOTE 17 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and as of March 31, 2024, the pre-sales amounted to $9,790,725. The HATX project has started pre-sales in December 2019, as of March 31, 2024 the pre-sales amounted to $14,567,055.

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

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2024 and 2023 were $2,030 and $41,760 respectively.

As of March 31, 2024, the Company had the following operating lease obligations.

Amount
Within one year	$32,819
Two to five years	—
$32,819

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2024, and December 31, 2023, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended March 31, 2024
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	37,984	$1,861,730	$—	$—	$1,899,714
Cost of revenues	(130,203)	(1,776,643)	—	—	(1,906,846)
Gross profit	(92,220)	85,088	—	—	(7,132)

Operating expenses	(101,984)	(215,871)	—	—	(317,855)
General and administrative expenses	(207,630)	(319,356)	—	(163,831)	(690,817)
Operating loss	(401,834)	(450,139)	—	(163,831)	(105,804)

Other income (expenses)
Interest income	12,538	9,027	—	33,132	54,697
Interest expense	—	(563,476)	—	—	(563,476)
Other income, Net	—	(2,739)	16,206	(3,287,427)	(3,273,960)
Total other (expenses) income	12,538	(557,188)	16,206	(3,254,295)	(3,782,739)

Income (loss) before income taxes	(389,296)	(1,007,327)	16,206	(3,418,126)	(4,798,543)
Income tax	—	146	—	—	146
Net Income(loss)	$(389,296)	$(1,007,473)	$16,206	$(3,418,126)	$(4,798,689)

	Three Months Ended March 31, 2023
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	145,478	$5,588,284	$—	$—	$5,733,762
Cost of revenues	(254,119)	(4,926,431)	—	—	(5,180,550)
Gross profit	(108,640)	661,852	—	—	553,212

Operating expenses	(90,169)	(360,310)	—	—	(450,479)
General and administrative expenses	(264,059)	(433,721)	—	(114,078)	(811,858)
Operating loss	(462,868)	(132,179)	—	(114,078)	(709,125)

Other income (expenses)
Interest income	1,221	129,515	—	116,268	247,004
Interest expense	—	—	—	(581,666)	(581,666)
Other income, Net	(744,996)	(283)	12,138	—	(733,141)
Total other (expenses) income	(743,775)	129,232	12,138	(465,398)	(1,067,803)

Income (loss) before income taxes	(1,206,644)	(2,947)	12,318	(579,476)	(1,776,928)
Income tax	(110,451)	—	—	—	(110,451)
Net Income(loss)	$(1,317,095)	$(2,947)	$12,318	$(579,476)	$(1,887,379)

	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
As of March 31, 2024
Real estate property under development	$—	$88,985,534	$—	$—	$88,985,534
Total assets	11,708,106	116,834,374	35,595,948	39,341,512	203,479,940

As of March 31, 2023
Real estate property under development	$—	$125,396,059	$—	$—	$125,396,059
Total assets	18,855,143	153,495,243	22,016,666	87,514,631	281,881,683

NOTE 22 – RELATED PARTY TRANSACTIONS

The company has reached a new office agreement with SHDEW with an annual rental payment of $30,788.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of May 15, 2024. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by the end of May 15, 2024. Phase 3 began construction in first quarter of 2021 and pre-sold 23 units out of 51 units at the end of May 15, 2024. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of May 15, 2024, the Company sold 665 units out of 679 units of the first phase and sold 498 out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of March 31, 2024 and December 31, 2023.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2024 with comparisons to the period ended March 31, 2023.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2024	% of total	2023	% of total	% change
Property management	187,417	10	353,704	6	(47)
House Sales	1,712,297	90	5,380,059	94	(68)
Net revenue	1,899,714	100	5,733,763	100	(67)

The net revenue in the first quarter of 2024 was $1,899,417, which decreased by 67% from $5,733,763 in the first quarter of 2023. In the first quarter of 2024, property management, and house sales represented 10%, and 90% of our total net revenues, respectively. The decrease in net revenue in the first quarter of 2024 was mainly due to the decrease in the recognition of house sales revenue of the HATX project in this quarter.

Property Management

Property management represented 10% of our revenue in the first quarter of 2024 and revenue from property management decreased by 47% compared with the same period in 2023.

House sales

House sales represented 90% of our revenue in the first quarter of 2024. The company has recognition the house sales revenue of HATX project in the period.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2024	% of total	2023	% of total	% change
Property management	460,244	24	421,760	8	9
House sales	1,446,601	76	4,758,790	92	(70)
Cost of Revenue	1,906,845	100	5,180,550	100	(63)

The cost of revenue in the first quarter of 2024 was $1,906,845, a decrease of 63% from $5,180,550 in the same period in 2023. In the first quarter of 2024, property management and house sales represented 24%, and 76% of total cost of revenues, respectively. The decrease in cost of revenue in the first quarter of 2024 was mainly due to the recognition of the cost of revenue of the HATX project in this period.

Property management

The cost of revenue for property management in the first quarter of 2024 was $460,244, an increase of 9% from $421,760 in the same period in 2023.

House sales

House sales represented 76% of our cost of revenue in the first quarter of 2024. The Company recognized its house sales of HATX project in the period.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2024	% of total	2023	% of total	% change
Property management	99,974	31	233,035	52	(57)
House sales	217,881	69	217,444	48	0.2
Operating expenses	317,855	100	450,479	100	(29)

The operating expenses in the first quarter of 2024 were $317,855, a decrease of 29% from $450,479 compared with the same period of 2023. This was mainly due to the decrease in expenses in consulting service. In the first quarter of 2024, the expenses related to property management and house sales represented 31% and 69% of the total operating expenses, respectively.

Property management

The operating expenses for property management in the first quarter of 2024 were $99,974, which decreased 57% from $233,03555 in the same period in 2023.

House sales

The operating expenses for house sales in the first quarter of 2024 were $217,881, which increased 0.2% from $217,444 in the same period in 2023.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2024 were $690,817, an decrease of 15% from $811,858 in the same period in 2023.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amounts Due To Directors

The amounts due to directors as of March 31, 2024 were $457,841. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of March 31, 2024 was $450,857, which includes unpaid loan.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of March 31, 2024 was $6,984, which is unsecured, interest-free and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2024, our principal sources of cash were revenues from our house sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $24,071,260.

The Company’s operating activities used cash in the amount of $3,515,519, which was primarily attributable to the receipts in advance and account payable from our property development projects.

The Company’s investing activities provided cash resources of $4,570,522, which was primarily attributable to the withdrawal of transactional financial assets.

The Company’s financing activities used cash resources of $Nil.

The potential cash needs for 2024 would include the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the HATX project.

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

ITEM 4. CONTROLS AND PROCEDURES

A.Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2023.

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

Date: June 25, 2024
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: June 25, 2024
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer