Form 10-Q
period 2024-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2024-09-03
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 29, 2024–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2024

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$25,501,806	$20,453,464
Restricted cash (Note 3)	2,210,499	2,723,667
Transactional financial assets (Note 4)	17,416,588	26,505,532
Accounts receivable	191,080	552,964
Real estate property under development (Note 5)	83,502,785	88,742,269
Amount due from an unconsolidated affiliate	16,102,627	16,203,433
Other receivables and deposits, net (Note 6)	8,758,811	9,321,913
Total current assets	153,684,196	164,503,242

Property and equipment, net (Note 7)	629,044	728,094
Investment properties, net (Note 8)	27,842,067	28,910,575
Investment in an unconsolidated affiliate (Note 9)	13,010,327	13,091,335
Other investments (Note 10)	637,838	641,810
Total assets	$195,803,472	$207,875,056

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,403,154	1,411,891
Accounts payable (Note 14)	20,637,485	24,885,181
Amounts due to directors (Note 12)	462,093	472,104
Amount due to an affiliate (Note 15)	32,992,573	32,068,741
Customer deposits (Note 16)	25,101,324	23,318,011
Other payables and accrued expenses (Note 13)	7,592,373	7,352,352
Other taxes payable	225,347	247,516
Income taxes payable (Note 17)	1,075,063	1,926,888
Total current liabilities	89,489,412	91,682,684

Long-term income tax payable (Note 17)	—	—
Total liabilities	89,489,412	91,682,684

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 19)	3,986,618	3,986,618
Retained Earnings	91,562,848	99,169,737
Accumulated other comprehensive income	6,493,369	7,311,786
Total equity of Sunrise Real Estate Group, Inc.	110,839,762	119,265,068
Non-controlling interests	(4,525,702)	(3,072,696)
Total shareholders’ equity	106,314,060	116,192,372
Total liabilities and shareholders’ equity	$195,803,472	$207,875,056

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$4,448,410	$7,042,904	$6,348,124	$12,776,666
Cost of revenues	(3,759,381)	(5,956,385)	(5,666,227)	(11,136,935)
Gross profit (loss)	689,029	1,086,519	681,897	1,639,731

Operating expenses	(353,624)	(490,120)	(671,479)	(940,599)
General and administrative expenses	(684,614)	(728,734)	(1,375,431)	(1,540,592)
Operating profit (loss)	(349,209)	(132,335)	(1,365,013)	(841,460)

Other income (expenses)
Interest income	67,201	248,416	121,898	495,420
Interest expense	(562,698)	(782,378)	(1,126,174)	(1,364,044)
Other income (loss), net	(3,271,230)	1,117,937	(6,545,190)	384,796
Total other Income (loss)	(3,766,727)	583,975	(7,549,466)	(483,828)

Income (loss) before income taxes	(4,115,936)	451,640	(8,914,479)	(1,325,288)
Income tax benefit (expense)	(169,070)	(250,864)	(169,216)	(361,315)
Net income (loss)	(4,285,006)	200,776	(9,083,695)	(1,686,603)
Less: Net (income) loss attributable to non-controlling interests	685,097	141,219	1,476,806	377,272
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$(3,599,909)	$341,995	$(7,606,889)	$(1,309,331)
Net income (loss)	(4,285,006)	200,776	(9,083,695)	(1,686,603)
Other comprehensive income (loss) Foreign currency translation adjustment	(469,694)	(7,240,930)	(794,617)	(5,326,891)
Comprehensive income (loss)	(4,754,700)	(7,040,154)	(9,878,312)	(7,013,494)

Less: Comprehensive income (loss) attributable to non-controlling interests	666,200	782,428	1,453,006	841,187
Total comprehensive income (loss) attributable to shareholders	(4,088,500)	(6,257,726)	(8,425,306)	(6,172,307)
Earnings (loss) per share – basic and fully diluted	$0.05	$0.00	$(0.11)	$(0.02)

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the year	—	—	—	—	(1,309,331)	—	(377,272)	(1,686,603)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(4,862,976)	(463,915)	(5,326,891)
Balance, June 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,991,305	4,584,289	12,365,880	137,725,019

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$107,649,310	$11,184,010	$13,148,308	$144,765,173
Profit (loss) for the year	—	—	—	—	341,995	—	(141,219)	200,776
Translation of foreign operations	—	—	—	—	—	(6,599,721)	(641,209)	(7,240,930)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,991,305	4,584,289	12,365,880	137,725,019

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$99,169,737	$7,311,786	$(3,072,696)	$116,192,372
Profit (loss) for the year	—	—	—	—	(7,606,889)	—	(1,476,806)	(9,083,695)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(818,417)	23,800	(794,617)
Balance, June 30, 2024	68,691,925	686,919	8,110,008	3,986,618	91,562,848	6,493,369	(4,525,702)	106,314,060

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2024	68,691,925	$686,919	$8,110,008	$3,986,618	$95,162,757	$6,981,860	$(3,859,502)	$111,068,760
Profit (loss) for the year	—	—	—	—	(3,599,909)	—	(685,097)	(4,285,006)
Translation of foreign operations	—	—	—	—	—	(488,591)	18,897	(69,694)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2024	68,691,925	686,919	8,110,008	3,986,618	91,562,848	6,493,369	(4,525,702)	106,314,060

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(9,083,695)	$(1,686,603)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,004,617	1,179,643
Loss (Gain) on disposal of property, plant and equipment	—	32,902
Changes in assets and liabilities
Accounts receivable	359,628	18,513
Real estate property under development	4,705,607	(1,681,300)
Customer Deposits	1,933,871	(754,602)
Amount due from unconsolidated affiliates	1,126,462	1,751,782
Other receivables and deposits	507,062	(3,030,354)
Net cash from directors	(7,113)	43,182
Accounts payable	(4,107,021)	4,968,945
Dividends	—	(10,329,001)
Other payables and accrued expenses	286,445	(102,177)
Other taxes payable	(20,705)	(13,160)
Income taxes payable	(842,633)	(949,342)
Net cash provided by (used in) operating activities	(4,137,475)	(10,551,572)

Cash flows from investing activities
Purchases of property and equipment	(17,625)	(4,164)
Net Cash from Transactional financial assets	8,953,952	293,145
Net cash provided by (used in) investing activities	8,936,327	288,981

Cash flows from financing activities
Restricted cash	—	—
Net cash provided (used in) financing activities	—	—

Effect of exchange rate changes on cash and, cash equivalents and restricted cash	(263,678)	(2,659,654)

Net increase in cash, and cash equivalents and restricted cash	4,535,174	(12,922,245)
Cash, and cash equivalents and restricted cash at beginning of period	23,177,131	77,070,510
Cash, and cash equivalents and restricted cash at end of period	$27,712,305	$64,148,265

Supplemental disclosure of cash flow information
Income taxes paid	$1,018,054	$1,361,466
Interest paid	—	—

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

As of June 30, 2024, the Company has the following major subsidiaries and equity investment.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2024 and the results of operations for the six months ended June 30, 2024 and 2023, and the cash flows for the six months ended June 30, 2024 and 2023. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of June 30, 2024 and December 31, 2023 are $1: RMB7.1268 and $1: RMB7.095, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of August 12, 2024. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by the end of August 12, 2024. Phase 3 began construction in first quarter of 2021 and pre-sold 30 units out of 51 units at the end of August 12, 2024. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of August 12, 2024, the Company sold 664 units, respectively, out of 679 units of the first phase and sold 503 units out of 873 of the second phase.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2024, and December 31, 2023, the Company held cash deposits of $2,210,499 and $2,723,667, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2024, we have $17,416,588 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 3.30% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of August 12, 2024. As to Phase 3, we pre-sold 30 units out of 51 units as of August 12, 2024.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”)of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of August 12, 2024, the Company sold 664 units, respectively, out of 679 units of the first phase and sold 503 out of 873 of the second phase.

As of June 30, 2024, land use rights included in real estate property under development totaled $83,502,785.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2024	2023
Advances to staff	$103,635	20,042
Rental deposits	709,619	719,354
Prepaid expense	49,143	48,462
Prepaid tax	5,699,792	6,242,218
Other receivables	2,196,622	2,283,757
	$8,758,811	$9,321,913

Other receivables and deposits as of June 30, 2024 and December 31, 2023 were stated net of allowance for doubtful accounts of $1,959,728 and $1,265,984, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2024	2023
Furniture and fixtures	$241,486	$260,488
Computer and office equipment	205,235	189,592
Motor vehicles	599,102	609,004
Properties	2,122,898	2,136,116
	3,168,722	3,195,199
Less: Accumulated depreciation	(2,539,678)	(2,467,105)
	$629,044	$728,094

Depreciation and amortization expense for property and equipment amounted to $1,004,617 and $1,179,643 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2024	2023
Investment properties	$40,869,312	$41,123,783
Less: Accumulated depreciation	(13,027,245)	(12,213,208)
	$27,842,067	$28,910,575

Depreciation and amortization expense for investment properties amounted to $892,505 and $1,061,518 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, DEWSY (19.58%) and SHTX (19.9)%. As of June 30, 2024, the investment amount in SHDEW was $12,432,794, DEWSY was $549,470 and SHTX was $28,063.

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

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2024 and December 31, 2023, the carrying amount of the Company’s measurement alternative investments was $637,838 and $641,810, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended June 30, 2024 and 2023, respectively.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,403,154 and $1,411,891 as of June 30, 2024 and December 31, 2023, respectively.

The promissory note with a principal as of June 30, 2024 amounting to $701,577 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $701,577 and $705,946, respectively.

The promissory note with a principal as of June 30, 2024 amounting to $701,577 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $701,577 and $705,946, respectively.

For the six months ended June 30, 2024, the interest expense related to these promissory notes was $NIL.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2024	2023
Lin Chi-Jung	$448,845	$451,640
Lin Hsin-Hung	13,247	20,464
	$462,092	$472,104

(a)	The balances due to Lin Chi-Jung consist of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2024	2023
Accrued staff commission and bonus	$43,108	$44,572
Rental deposits received	371,977	188,355
Bid bond	96,404	78,763
Dividends payable to non-controlling interest	178,801	189,977
Other payables	6,902,083	6,850,685
	$7,592,373	$7,352,352

NOTE 14 – ACCOUNT PAYABLE

As of June 30, 2024, and December 31, 2023, the balances of accounts payable were $20,637,485 and $24,885,181 respectively. The balance of accounts payable as of June 30, 2024 included unpaid development fee of Linyi project of $2,996,876 and HATX project of $16,575,353. The remaining balance was due to agents of the operating business.

NOTE 15 – AMOUNT DUE TO AFFILIATES

As of June 30, 2024, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $32,495,906 and JXSY was $496,667, was an intercompany transfer for day-to-day operations.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre-sales in November 2013 and in 2019, the Project recognized its revenue along with customer deposit; as of June 30, 2024, the pre-sales amounted to $10,883,192. The HATX project started pre-sales in December 2019; as of June 30, 2024 the pre-sales amounted to $14,188,620.

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2024 and 2023 were $29,352 and $57,414, respectively.

As of June 30, 2024, the Company had the following operating lease obligations.

Amount
Within one year	$23,434
Two to five years	—
$23,434

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2024, and December 31, 2023, the Company’s statutory reserve fund was $3,986,618 and $3,986,618, respectively.

NOTE 20 - SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended June 30, 2024
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$91,122	$4,357,288	$—	$—	$4,448,410
Cost of revenues	(195,371)	(3,564,010)	—	—	(3,759,381)
Gross profit	(104,249)	793,278	—	—	689,029

Operating expenses	(83,789)	(269,835)	—	—	(353,624)
General and administrative expenses	(229,379)	(449,401)	—	(5,834)	(684,614)
Operating loss	(417,417)	74,042	—	(5,834)	(349,209)

Other income (expenses)
Interest income	58,964	6,721	—	1,516	67,201
Interest expense	—	(562,698)	—	—	(562,698)
Other income, Net	(197,345)	6,100	(3,079,985)	—	(3,271,230)
Total other (expenses) income	(138,381)	(549,877)	(3,079,985)	1,516	(3,766,727)

Income (loss) before income taxes	(555,799)	(475,835)	(3,079,985)	(4,318)	(4,115,936)
Income tax	—	(169,070)	—	—	(169,070)
Net Income(loss)	$(555,799)	$(644,905)	$(3,079,985)	$(4,318)	$(4,285,006)

	Six Months Ended June 30, 2024
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$129,105	$6,219,019	$—	$—	$6,348,124
Cost of revenues	(325,575)	(5,340,652)	—	—	(5,666,227)
Gross profit	(196,469)	878,366	—	—	681,897

Operating expenses	(185,773)	(485,706)	—	—	(671,479)
General and administrative expenses	(437,009)	(564,545)	—	(373,877)	(1,375,431)
Operating loss	(819,251)	(171,885)	—	(373,877)	(1,365,013)

Other income (expenses)
Interest income	26,262	15,748	—	79,888	121,898
Interest expense	—	(1,126,174)	—	—	(1,126,174)
Other income, Net	—	3,361	31,078	(6,579,629)	(6,545,190)
Total other (expenses) income	26,262	(1,107,065)	31,078	(6,499,741)	(7,549,466)

Income (loss) before income taxes	(792,989)	(1,278,950)	31,078	(6,873,618)	(8,914,479)
Income tax	—	(169,216)	—	(13,900)	(169,216)
Net Income(loss)	$(792,989)	$(1,448,166)	$31,078	$(6,887,518)	$(9,083,695)

	Three Months Ended June 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$—	$7,042,904	$—	$—	$7,042,904
Cost of revenues	—	(5,956,385)	—	—	(5,956,385)
Gross profit	—	1,086,519	—	—	1,086,519

Operating expenses	—	(493,861)	—	—	(490,120)
General and administrative expenses	—	(722,900)	—	(5,834)	(728,734)
Operating loss	—	(130,242)	—	(5,834)	(132,335)

Other income (expenses)
Interest income	76,081	170,819	—	1,516	248,416
Interest expense	(569,810)	(212,568)	—	—	(782,378)
Other income, Net	(188,615)	(2,630)	1,309,182	—	1,117,937
Total other (expenses) income	(682,344)	(44,379)	1,309,182	1,516	583,975

Income (loss) before income taxes	(682,344)	(174,621)	1,309,182	(4,318)	451,640
Income tax	(250,864)	—	—	—	(250,864)
Net Income(loss)	$(933,208)	$(174,621)	$1,309,182	$(4,318)	$200,776

	Six Months Ended June 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$202,009	$12,574,657	$—	$—	$12,776,666
Cost of revenues	(447,680)	(10,689,255)	—	—	(11,136,935)
Gross profit	(245,671)	1,885,402	—	—	1,639,731

Operating expenses	(86,428)	(854,171)	—	—	(940,599)
General and administrative expenses	(575,633)	(598,159)	—	(366,800)	(1,540,592)
Operating loss	(907,732)	433,072	—	(366,800)	(841,460)

Other income (expenses)
Interest income	16,853	300,334	—	178,234	495,420
Interest expense	—	(212,568)	—	(1,151,477)	(1,364,044)
Other income, Net	362,241	(2,913)	25,468	—	384,796
Total other (expenses) income	379,094	84,853	25,468	(973,243)	(483,828)

Income (loss) before income taxes	(528,638)	517,925	25,468	(1,340,043)	(1,325,288)
Income tax	(361,315)	—	—	—	(361,315)
Net Income (loss)	$(889,953)	$517,925	$25,468	$(1,340,043)	$(1,686,603)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2024
Real estate property under development	$—	$83,502,785	$—	$—	$83,502,785
Total assets	12,282,871	113,291,506	31,064,753	39,164,342	195,803,472

As of June 30, 2023
Real estate property under development	—	117,569,883	—	—	117,569,883
Total assets	$14,376,766	$145,225,314	$23,201,682	$74,418,625	$257,222,387

NOTE 21 – RELATED PARTY TRANSACTIONS

None.

NOTE 22 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2024, up through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of August 12, 2024. Phase 2 was divided into north and south areas and completed construction of 84 units by the end of 2020. All 84 units have been sold during phase 2 by the end of August 12, 2024. Phase 3 began construction in the first quarter of 2021and sold 30 units out of 51units as of August 12, 2024. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters in the amount of 228 million RMB for future development.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of August 12, 2024, the Company sold 664 units out of 679 units of the first phase and sold 503 out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of June 30, 2024 and December 31, 2023.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the 3 months and 6 months periods ended June 30, 2024 with comparisons to the same periods ended June 30, 2023.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2024	% to total	2023	% to total	% change	2024	% to total	2023	% to total	% change
Agency sales	—	—	—	—	—	—	—	—	—	—
Property management	457,480	10.3	132,174	1.9	246	644,897	10.2	485,878	3.8	32
House sales	3,990,929	89.7	6,910,729	98.1	(42)	5,703,226	89.8	12,290,788	96.2	(53)
Net revenues	4,448,409	100	7,042,903	100	(37)	6,348,123	100	12,776,666	100	(50)

The net revenue in the second quarter of 2024 was $4,448,409, which decreased 37% from $7,042,903 in the second quarter of 2023. The net revenue in the first two quarters of 2024 was $6,348,123, which represented a decrease of 50% from $12,776,666, in the first two quarter of 2023. In the second quarter of 2024, property management, and house sales represented10.3%, and 89.7% of our net revenues, respectively. For the first two quarters of 2024, property management, and house sales represented 10.2%, and 89.8% of our net revenues, respectively. The decrease in net revenue in the first two quarters of 2024 was mainly due to less recognized sales revenue from the Huaian project compared with the same period in 2023.

Property Management

Property management represented 10.2% of our revenue for the first two quarters of 2024 and revenue from property management increased by 32% compared with the same period in 2023.

House sales

For the first two quarters of 2024, the Company recognized revenue of house sales of the Huaian project. House sales represented 89.2% of our revenue for the first two quarters of 2024.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2024	% to total	2023	% to total	% change	2024	% to total	2023	% to total	% change
Agency sales	—	—	—	—	—	—	—	—	—	—
Property management	453,396	12.1	351,395	5.9	29	913,640	16.1	773,154	6.9	18
House sales	3,305,985	87.9	5,604,991	94.1	(41)	4,752,586	83.9	10,363,781	93.1	(54)
Cost of revenues	3,759,381	100	5,956,386	100	(37)	5,666,226	100	11,136,935	100	(49)

The cost of revenues for the second quarter of 2024 was $3,759,381, which decreased 37% from $5,956,386 during the second quarter of 2023. The cost of revenues for the first two quarters of 2024 was $5,666,226, which decreased 49% from $11,136,935 during the first two quarters of 2023. For the second quarter of 2024, property management, and house sales represented 12.1%, and 87.9% of our cost of revenues, respectively. For the first two quarters of 2024, property management, and house sales represented 16.1%, and 83.9% of our cost of revenues, respectively. The decrease in the cost of revenue in the second quarter and first two quarters of 2024 was mainly because the cost of revenue recognized less house sales from the Huaian project.

Property management

The cost of revenue for property management for the first two quarters of 2024 was $913,640, an increase of 18% from $773,154 for the same period in 2023. This was mainly due to more business for the property management.

House sales

For the first two quarters of 2024, the Company recognized cost of revenue for house sales of the Huaian project. House sales represented 83.9% of our cost of revenue for the first two quarters of 2024.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2024	% to total	2023	% to total	% change	2024	% to total	2023	% to total	% change
Agency sales	—	—	—	—	—	—	—	—	—	—
Property management	169,272	47.9	169,230	34.5	—	269,246	40.1	402,265	42.8	(33)
House sales	184,351	52.1	320,891	65.5	(43)	402,232	59.9	538,335	57.2	(25)
Operating expenses	353,623	100	490,121	100	(28)	671,479	100	940,600	100	(29)

The operating expenses for the second quarter of 2024 were $353,623, which decreased 28% from $490,121 for the same period in 2023. The total operating expenses for the first two quarters of 2024 were $671,479, which decreased 29% from $940,600 for the same period in 2023. In the second quarter of 2024, property management, and house sales represented  47.9%, and 52.1% of the total operating expenses, respectively. For the first two quarters of 2024, property management, and house sales represented 42.8%, 57.2% of the total operating expenses, respectively. The decrease in the overall operating expense resulted from the decrease in house sales for the second quarter and the first two quarters of 2024.

Property management

The operating expenses for property management for the first two quarters of 2024 were $269,246, a decrease of 33% from $402,265 in the same period in 2023. The decrease is mainly due to consulting expenses relating to the business in the period in 2024.

House sales

The operating expenses for house sales for the first two quarters of 2024 were $402,232, which decreased 25% from $538,335 for the same period in 2023.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2024 were $1,375,431, which decreased by 10.7% from $1,540,592 for same period in 2023.

Other income, net

Other income, net for the first two quarters of 2024 was the loss of $6,545,190, an increase of 1800% from the net income of $384,796 for the same period in 2023. The loss increased mainly due to the paper loss of our stock market investment.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors as of June 30, 2024 was $462,092. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $448,845 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $13,247 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amounts due to SHSJ and JXSY, in the amounts of $32,495,906 and $496,667 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2024, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $27,712,305.

The Company’s operating activities used cash in the amount of $4,137,475, which was primarily attributable to the real estate under development.

The Company’s investing activities provided cash resources of $8,936,327, which was primarily attributable to the net cash from transaction financial assets.

The potential cash needs for 2024 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the Huai’an project.

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

Date: September 3, 2024
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: September 3, 2024
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer