Form 10-K/A
period 2023-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2024-10-22
CIK 1083490

UNITED STATES

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

EXPLANATORY NOTE

The purposes of this Amendment No. 1 to Form 10-K/A (the “Amended 10-K”) is to amend the previously filed Annual Report on Form 10-K of Sunrise Real Estate Group, Inc. (the “Company” or “us”) for the year ended December 31, 2017, filed with the Securities and Exchange Commission on June 5, 2024 (the “Form 10-K”), This Amendment No. 1 amends the following items:

Item 1. Business

The Company has added disclosure regarding the legal and operational risks of doing business in China and revised the Summary of Risks of Doing Business in China to provide cross references to the relevant risks in Item 1A – Risk Factors.

The Company has added disclosure regarding the amount of revenue generated by the Company’s operating subsidiaries during the fiscal year ended December 31, 2023.

The Company has added disclosure regarding government regulations on foreign-invested real estate enterprises.

Item 1A. Risk Factors

The Company has modified certain risk factors and added disclosure regarding the extent to which future laws and regulations regarding cybersecurity, data security and personal information protection could affect our operations.

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

Background

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

We operate through our wholly owned subsidiaries, CY-SRRE and LRY. CY-SRRE and LRY do not have operations themselves but conduct operations in Mainland China through their respective subsidiaries that are based in the PRC. CY-SRRE operates through its wholly owned subsidiary, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”). LRY operates primarily through its wholly owned subsidiary, Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) and majority owned subsidiary, Huaian Zhanbao Industrial Co., Ltd. SHSY and SHXJY and are property agency businesses earning commission revenue from marketing and sales services to developers.

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

Legal and Operational Risks Associated With Being Based and Having Our Operations in China

The economy of the PRC differs from the economies of most developed countries in a number of respects, including the significant amount of government involvement and control of foreign exchange. The real estate industry is subject to extensive regulation, particularly local regulations, both on the development of properties and restrictions on the ability of individuals to finance and purchase residential units. Changes in PRC regulations applicable to our ability to distribute dividends from our Chinese subsidiaries to SRRE could adversely impact our traditional ability to distribute dividends to our shareholders and changes in government policy that affect the exchange rate between the Chinese and United States currencies could substantially affect the value of those dividends. We cannot predict whether any future changes in national and local political, economic and social conditions, laws, regulations and policies will have any material adverse effect on our current or future business, results of operations or financial condition.

While we do not currently plan to conduct any offerings of our securities in the United States, the Chinese government has promulgated regulations that require prior filings and approvals by the Chinese government. We believe that any offering in the U.S. is subject to the review or prior approval of the PRC government. We do not anticipate that such regulations will have a material impact on our ability to finance our operations as we presently intent to continue to finance our operations from internally generated capital in China. Uncertainties still exist, however, due to the possibility that laws, regulations or policies in the PRC could change or rapidly evolve in the future. Any future action by the PRC government expanding the categories of industries and companies whose foreign securities offerings are subject to review by the Chinese government could significantly limit or completely hinder our ability to offer securities to investors and could cause the value of such securities to significantly decline or be worthless.

The PRC promulgated new rules in 2022 that require companies collecting or holding large amounts of data to undergo a cybersecurity review prior to listing in foreign countries, a move that will significantly tighten oversight over certain companies. In addition, the Cybersecurity Law, Data Security Law and Personal Information Protection Law lay down three legal mechanisms for cross-border data transfers out of China, including regulator-led security assessment, with regulations effective in March 2024.

As our business belongs to the real estate industry in China, and our business does not involve the collection of user data, any export of user data or involve any other type of restricted industry, our business is generally outside the scope of the measures for cybersecurity review. Our operations are conducted entirely within China, so we do not believe that these regulations will impact our business, but future laws and regulations that impact the use and management of personal information could have an adverse effect on our operations should we collect such information.

See “Risk Factors – Risks Relating to the Peoples Republic of China.”

Corporate History

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, the principal and controlling shareholder of which was Lin Chi-Jung. On June 8, 2004, all the fully paid-up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC and SHXJY held 90% equity interest in SZXJY at the time.

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

In October 2011, SHXJY purchased a 24% interest in Linyi Shang Yang Real Estate Consultation Company Limited (“LYSY”) and acquired approximately 103,385 square meters of land for the purpose of developing the land into villa-style residential housing. On March 6, 2012, SHXJY established a wholly owned subsidiary, namely Linyi Rui Lin Construction and Design Company Limited (“LYRL”). SHXJY’s 24% equity interest in LYSY was then transferred to LYRL. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase. The Company and a shareholder of LYSY, Zhang Shu Qin, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY to be a subsidiary of the Company.

LIN RAY YANG Enterprise Ltd. (“LRY”), a wholly owned subsidiary of SRRE, was established in the British Virgin Islands on November 13, 2003 as a limited liability company. On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively held 100% of the equity interest in SZGFH. The Company sold SZGFH in 2017.

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

Summary of Risks Related to Doing Business in China

All of our business operations are in China. Accordingly, we face various legal and operational risks and uncertainties under the complex and evolving PRC laws and regulations, including the following:

●	Changes in Chinese political policies and economic and social policies or conditions may materially and adversely affect our business, results of operations and financial condition and may result in our inability to sustain our growth and expansion strategies. See “Risk Factors - Changes in social conditions, political and economic policies of the PRC government may affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.”
●	Uncertainties with respect to the interpretation and enforcement of Chinese laws, rules and regulations could have a material adverse effect on us. See “Risk Factors - There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.”
●	Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our ability to raise capital and thereby on our business, results of operations and financial condition. See “Risk Factors - Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our ability to raise capital and thereby on our business, results of operations and financial condition.”
●	Local governments where we conduct business may impose regulations that could adversely affect our business. See “Risk Factors - We may fail to obtain or maintain, or may experience material delays in obtaining, necessary government approvals for any major property development, which will adversely affect our business.” and “Changes in social conditions, political and economic policies of the PRC government may affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.”
●	Fluctuation in the value of RMB may result in foreign currency exchange losses. “See Risk Factors - “We may be subject to exchange rate fluctuations.” And “Fluctuation of the Renminbi could materially affect the value of, and dividends payable on, the common stock.”
●	The increasing focus on environmental sustainability issues may create operational challenges for us, increase our costs and harm our reputation. See “Risk Factors - Concerns about global warming could adversely affect our business” and “We may be affected by global climate change or by legal, regulatory, or market responses to such change.”
●	Interventions in or the imposition of restrictions and limitations by the PRC government on currency conversion and payments of foreign currency and RMB out of mainland China may limit our ability to utilize our cash balances effectively, including making funds held by our China-based subsidiaries unavailable for use outside of mainland China, which could limit or eliminate our ability to pay dividends and affect the value of your investment. See “Risk Factors - We are subject to PRC restrictions on currency exchange.”
●	Changes in the laws and regulations of China or noncompliance with applicable laws and regulations may have a significant impact on our business, results of operations and financial condition, and may cause the value of our securities to decline. See “Risk Factors - The PRC legal system embodies uncertainties.”
●	We rely to a significant extent on dividends and other distributions on equity paid by our principal operating subsidiaries in China to fund offshore cash requirements. See Risk Factors – Dividends and Cash Transfers are subject to restrictions applicable to cross border fund transfers“ and “Changes in foreign exchange regulations may adversely affect our ability to pay dividends and could adversely affect our results of operations and financial condition.”

●	Under the Enterprise Income Tax Law, if we are classified as a China resident enterprise for Chinese enterprise income tax purposes, such classification would likely result in unfavorable tax consequences to us and our non-Chinese stockholders. See “Risk Factors - We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.”
●	We and our stockholders face uncertainty with respect to indirect transfers of equity interests in China resident enterprises through transfer of non-Chinese-holding companies. Enhanced scrutiny by the Chinese tax authorities may have a negative impact on potential acquisitions and dispositions we may pursue in the future. See “Risk Factors - Dividends paid to our foreign investors and gains on the sale or other disposition of ordinary shares by our foreign investors may become subject to PRC tax.”
●	Given the lack of reciprocity and treaties in China and the fact that all of our directors and officers reside in China, there may be difficulties in effecting service of legal process, conducting investigations, collecting evidence, enforcing foreign judgments or bringing original actions in China and there are significant costs and time constraints associated with attempting to enforce civil liabilities in China based on United States or other foreign laws against us and our management. See “Risk Factors - You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign law against us or our management named in the annual report.”
●	Chinese regulation of dividends payable to offshore entities may restrict loans to, and direct investment in, Chinese entities by offshore holding companies and governmental control of currency conversion may restrict or prevent us from making loans or additional capital contributions to our Chinese subsidiaries, which may materially and adversely affect our liquidity and our ability to fund and expand our business. See “Risk Factors - We may use dividends and other distributions on equity paid by our principal operating subsidiaries to fund offshore cash and financing requirements. Any limitation on the ability of our PRC operating subsidiaries to make payments to us could have an adverse effect on our ability to conduct our business.”
●	The PRC government may intervene or influence operations at any time, which could result in a material change in our operations and or the value of our securities. See “Risk Factors - There are uncertainties regarding the interpretation and enforcement of PRC laws, rules and regulations.”
●	The PRC government has significant oversight and discretion to exert control over offerings of our securities conducted outside of China and foreign investment in China-based issuers and may limit or completely hinder our ability to offer securities to investors, which may cause the value of such securities to significantly decline or be worthless. See “Risk Factors -If the Chinese government chooses to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors outside of China and, as a result, cause the value of such securities to significantly decline or be worthless.”
●	Future laws and regulations that impact the domestic use and management of personal information could affect our operations. See ‘Risk Factors - Uncertainties exist regarding recent regulations concerning cybersecurity due to the possibility that laws, regulations or policies in the PRC could change or rapidly evolve in the future” and “Future laws and regulations regarding cybersecurity, data security and personal information protection could affect our operations regarding cybersecurity, data security and personal information protection could affect our operations. “

For a more complete discussion of the above summary of risk factors, please see “Risk Factors – Risks Relating to the Peoples Republic of China.”

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

For the year ended December 31, 2023, the Company’s operating revenue was $24,833,863, which was generated by the following operating subsidiaries:

a. Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”), in which SRRE has a 78.46% indirect ownership through its subsidiary, conducts real estate development and contributed $23,610,056 (approximately 95.07% of SRRE’s total operating revenue in 2023). HATX is 100% owned by Huaian Zhanbao Industrial Co., Ltd. (“HAZB”), which is 78.46% owned by Lin Ray Yang Enterprise Ltd., 10% owned by Zhan Li (HK) Ltd., 10% owned by Beijing Zui Tao Ran Fashion Ltd, 0.77% owned by Shanghai Ba A Management Centre (Limited Partnership), and 0.77% owned by Fang Ken Management Centre (Limited Partnership),

b. The financial information of Zhong Ji Pu Fa Real Estate Co., Ltd. (“SHGXL”) is consolidated into the SRRE’s financial statements because SRRE controls the development rights and is the beneficiary of the revenue that SHGXL generates. SHGXL conducts real estate management and contributed $571,437 (approximately 2.3% of SRRE’s total operating revenue in 2023);

c. Shanghai Shang Yang Investment Management and Consultation Company Limited (“SHSY”) has limited business operations. In 2021, SHSY’s revenue was mostly rental income, interest income and other minor revenue, and it contributed $591,551 (approximately 2.38% of SRRE’s total operating revenue in 2023). SHSY is 100% owned by Lin Ray Yang Enterprise Ltd. (“LRY”), which is 100% owned by SRRE. Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), in which SRRE has a 75% indirect ownership interest through its subsidiary Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), conducts real estate sales and contributed $69,252 (approximately 0.09% of SRRE’s total operating revenue in 2021). SZXJY is 75% owned by SHXJY, and 25% owned by Jacky Pan Investment Inc.

d. SZXJY, which SRRE indirectly owns through its subsidiary SHXJY, conducts real estate consultancy and contributed $60,819 (approximately 0.25% of SRRE’s total operating revenue in 2023).

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

Enforcement of Civil Liabilities

We conduct all of our operations in China through our wholly owned subsidiaries and all of our assets are in China. All of our directors and senior executive officers reside in China and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible to effect service of process within the United States or elsewhere outside China upon us, our directors and executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Even if you obtain a judgment against us, our directors, executive officers or the expert named in this prospectus in a U.S. court or other court outside China, you may not be able to enforce such judgment against us or them in China. China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts in the United States, the United Kingdom, Japan or most other western countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions may be difficult or impossible. In addition, you may not be able to bring original actions in China based on the U.S. or other foreign laws against us, our directors, executive officers or any expert named in any prospectus. As a result, shareholder claims that are common in the United States, including class actions based on securities law and fraud claims, are difficult or impossible to pursue as a matter of law and practicality in China. As a result of these barriers, any action by shareholders to enforce civil liabilities may be more expensive and time consuming that would apply to actions brought against companies or their executive officers or directors with more substantial contacts with the United States.

Moreover, regulatory cooperation mechanisms between Chinese authorities and the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanisms. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties. While detailed interpretation of or implementation rules under Article 177 of the PRC Securities Law is not yet available, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by investors in protecting your interests. Therefore, you may not be able to effectively enjoy the protection offered by the U.S. laws and regulations that are intended to protect public investors. See “Risk Factors - You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign law against us or our management named in the annual report.”

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

The new, stricter regulations or interpretations of existing regulations imposed by the central or local governments may require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations, and if relevant regulations are issued and become effective in a short notice, we may not be able to take the required actions in a timely manner without allocating significant resource. Any changes in the political and economic policies of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may, in turn, adversely affect our financial performance. Policies of the PRC government to implement economic reform policies to encourage foreign investments and greater economic decentralization are uneven and uncertain. Therefore, we cannot predict whether changes in the PRC economic, political and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, financial condition or results of operations.

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

If the Chinese government were to impose new requirements for approval from the PRC Authorities to issue our common stock to foreign investors or list on a foreign exchange, such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless.

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

Uncertainties exist regarding recent regulations concerning cybersecurity due to the possibility that laws, regulations or policies in the PRC could change or rapidly evolve in the future.

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

Future laws and regulations regarding cybersecurity, data security and personal information protection could affect our operations.

China’s Cybersecurity Law, Data Security Law and Personal Information Protection Law lay down three legal mechanisms for cross-border data transfers out of China, including regulator-led security assessment, the China standard contractual clause and privacy protection certification. Regulations enacted on March 22, 2024 exempted from any security assessment the export of personal data necessary for performing a contract for which the individual is a contracting party, such as online shopping, cross-border delivery and cross-border payment. Our operations are conducted entirely within China, so we do not believe that these regulations will impact our business, but future laws and regulations that impact the use and management of personal information could have an adverse effect on our operations should we collect such information.

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

Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our ability to raise capital and thereby on our business, results of operations and financial condition.

Although we do presently intend to conduct any securities offerings in the United States, adverse relations between the United States and China may adversely affect the willingness of United States investors to purchase our securities and underwriters to offer our securities, and thereby adversely affect our ability to conduct offerings of securities in the United States, which could have an adverse impact on our business and financial condition.

Dividends and cash transfers are subject to restrictions applicable to cross border fund transfers

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

We are incorporated in Texas and conduct all of our operations in China through our wholly owned subsidiaries. All of our assets are located in China. In addition, all of our directors and senior executive officers reside in China and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible to effect service of process within the United States or elsewhere outside China upon us, our directors and executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Even if you obtain a judgment against us, our directors, executive officers or the expert named in this prospectus in a U.S. court or other court outside China, you may not be able to enforce such judgment against us or them in China. China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts in the United States, the United Kingdom, Japan or most other western countries and regions. Therefore, recognition and enforcement in China of judgments of a court in any of these non-PRC jurisdictions may be difficult or impossible. In addition, you may not be able to bring original actions in China based on the U.S. or other foreign laws against us, our directors, executive officers or the any expert named in any prospectus. As a result, shareholder claims that are common in the United States, including class actions based on securities law and fraud claims, are difficult or impossible to pursue as a matter of law and practicality in China. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States have not been efficient in the absence of mutual and practical cooperation mechanism. According to Article 177 of the PRC Securities Law which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no organization or individual may provide the documents and materials relating to securities business activities to overseas parties. While detailed interpretation of or implementation rules under Article 177 of the PRC Securities Law is not yet available, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by investors in protecting your interests. Therefore, you may not be able to effectively enjoy the protection offered by the U.S. laws and regulations that are intended to protect public investors and seeking such protections would likely be more expensive and take longer that would apply to actions brought against companies or their executive officers or directors with more substantial contacts with the United States.

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

DATE: October 22, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	October 22, 2024
Lin Chi-Jung

/s/ Chang Shu-Chen	Director	October 22, 2024
Chang Shu-Chen

/s/ Lin Yuan-Chiang	Director	October 22, 2024
Lin Yuan-Chiang

/s/ Lin Hsin-Hung	Chairman	October 22, 2024
Lin Hsin-Hung

/s/ Gu liang	Director	October 22, 2024
Gu liang

/s/ Li Xiao-Gang	Director	October 22, 2024
Li Xiao-Gang

/s/ Wang Wen Hua	Director	October 22, 2024
Wang Wen Hua