Form 10-Q
period 2024-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2024-11-25
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 19, 2024–68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2023

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$23,765,079	$20,453,464
Restricted cash (Note 3)	1,879,923	2,723,667
Transactional financial assets (Note 4)	19,416,798	26,505,532
Accounts receivable	253,771	552,964
Real estate property under development (Note 5)	82,177,354	88,742,269
Amount due from an unconsolidated affiliate	16,377,001	16,203,433
Other receivables and deposits, net (Note 6)	9,094,516	9,321,913
Total current assets	152,964,442	164,503,242

Property and equipment, net (Note 7)	484,927	728,094
Investment properties, net (Note 8)	28,137,772	28,910,575
Investment in an unconsolidated affiliate (Note 9)	13,601,446	13,091,335
Other investments (Note 10)	648,707	641,810
Total assets	$195,837,294	$207,875,056

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,427,063	1,411,891
Accounts payable (Note 14)	21,390,605	24,885,181
Amounts due to directors (Note 12)	469,966	472,104
Amount due to an affiliate (Note 15)	34,126,077	32,068,741
Customer deposits (Note 16)	18,813,194	23,318,011
Other payables and accrued expenses (Note 13)	7,305,181	7,352,352
Other taxes payable	243,220	247,516
Income taxes payable (Note 17)	4,114	1,926,888
Dividends payables	—	—
Total current liabilities	83,779,420	91,682,684

Long-term income tax payable (Note 17)	—	—
Total liabilities	83,779,420	91,682,684

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 20)	3,893,120	3,986,618
Retained Earnings	94,974,603	99,169,737
Accumulated other comprehensive income	8,814,140	7,311,786
Total deficit of Sunrise Real Estate Group, Inc.	116,478,790	119,265,068
Non-controlling interests	(4,420,916)	(3,072,696)
Total shareholders’ equity	112,057,874	116,192,372
Total liabilities and shareholders’ equity	$195,837,294	$207,875,056

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$7,221,619	$5,396,884	$13,569,743	$18,173,550
Cost of revenues	(5,705,763)	(4,655,403)	(11,371,990)	(15,792,338)
Gross profit (loss)	1,515,856	741,481	2,197,753	2,381,212

Operating expenses	(15,464)	(510,739)	(686,943)	(1,451,338)
General and administrative expenses	(751,212)	(713,444)	(2,126,643)	(2,254,036)
Operating profit (loss)	749,180	(482,702)	(615,833)	(1,324,162)

Other income (expenses)
Interest income	34,405	238,756	156,303	734,176
Interest expense	(562,991)	(344,822)	(1,689,165)	(1,708,866)
Other income (loss), net	3,073,545	(416,345)	(3,471,645)	(31,549)
Total other Income	2,544,959	(522,411)	(5,004,507)	(1,006,239)

Income (loss) before income taxes	3,294,139	(1,005,113)	(5,620,340)	(2,330,401)

Income tax benefit (expense)	(21,673)	(178,281)	(190,889)	(539,596)

Net income (loss)	3,272,466	(1,183,394)	(5,811,229)	(2,869,997)
Less: Net (income) loss attributable to non-controlling interests	(142,424)	276,876	1,334,382	654,148
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$3,130,042	$(906,518)	$(4,476,847)	$(2,215,849)
Net income (loss)	3,272,466	(1,183,394)	(5,811,229)	(2,869,997)
Other comprehensive income (loss) Foreign currency translation adjustment	2,352,355	856,355	1,557,738	(4,470,536)
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive income (loss)	5,624,821	(327,039)	(4,253,491)	(7,340,533)
Less: Comprehensive income (loss) attributable to non-controlling interests	(104,786)	195,492	1,348,220	1,036,679
Total comprehensive income (loss) attributable to shareholders	5,520,035	(131,547)	(2,905,271)	(6,303,854)
Earnings per share – basic and fully diluted	$0.05	$(0.01)	$(0.07)	$(0.03)

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the period	—	—	—	—	(2,215,849)	—	(654,148)	(2,869,997)
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(4,088,005)	(382,531)	(4,470,536)
Balance, September 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,084,787	5,359,260	12,170,388	137,397,980

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$107,991,305	$4,584,289	$12,365,880	$137,725,019
Profit (loss) for the	—	—	—	—	(906,518)	—	(276,876)	(1,183,394)
Translation of foreign operations	—	—	—	—	—	774,971	81,384	856,355
Balance, September 30, 2023	68,691,925	686,919	8,110,008	3,986,618	107,084,787	5,359,260	12,170,388	137,397,980

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$99,169,737	$7,311,786	$(3,072,696)	$116,192,372
Profit (loss) for the period	—	—	—	—	(4,476,847)	—	(1,334,382)	(5,811,229)
Termination of company within the consolidated statements	—	—	—	(93,498)	281,713	—	(69,222)	118,993
Translation of foreign operations	—	—	—	—	—	1,502,354	55,384	1,557,738
Balance, September 30, 2024	68,691,925	686,919	8,110,008	3,893,120	94,974,603	8,814,140	(4,420,916)	112,057,874

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2024	68,691,925	$686,919	$8,110,008	$3,986,618	$91,562,848	$6,493,369	$(4,525,702)	$106,314,060
Profit (loss) for the	—	—	—	—	3,130,042	—	142,424	3,272,466
Termination of company within the consolidated statements	—	—	—	(93,498)	281,713	—	(69,222)	118,993
Translation of foreign operations	—	—	—	—	—	2,320,771	31,584	2,352,355
Balance, September 30, 2024	68,691,925	686,919	8,110,008	3,893,120	94,974,603	8,814,140	(4,420,916)	112,057,874

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended Sept. 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(5,811,229)	$(2,869,997)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,267,958	1,305,903
Loss (Gain) on disposal of property, plant and equipment	128,243	34,088
Changes in assets and liabilities
Accounts receivable	300,982	72,476
Real estate property under development	7,416,179	1,178,217
Customer Deposits	(4,690,658)	(6,647,288)
Amount due from unconsolidated affiliates	1,689,962	2,587,348
Other receivables and deposits	323,109	(659,587)
Deferred tax assets	—	—
Net cash from directors	(7,113)	64,082
Accounts payable	(3,710,779)	2,629,388
Other payables and accrued expenses	(124,460)	(88,738)
Dividend	—	(10,219,272)
Other taxes payable	(6,861)	(1,750)
Income taxes payable	(1,917,026)	(947,886)
Net cash provided by (used in) operating activities	(5,141,693)	(13,563,016)

Cash flows from investing activities
Purchases of property and equipment	(17,624)	(5,487)
Net Cash from Transactional financial assets	7,273,189	2,795,775
Dividend distribution of affiliates	—	—
Net cash provided by (used in) investing activities	7,255,565	2,790,288

Cash flows from financing activities
Dividends paid to shareholders	—	—
Net cash provided by (used in) financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	353,999	(2,150,564)

Net increase in cash and cash equivalents	2,467,871	(12,923,292)
Cash and cash equivalents at beginning of period	23,177,131	77,070,510
Cash and cash equivalents at end of period	$25,645,002	$64,147,218

Supplemental disclosure of cash flow information
Income taxes paid	$2,098,086	$1,539,747
Interest paid	—	—

See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Sunrise Real Estate Group, Inc. (“SRRE”) was incorporated in the State of Texas on October 10, 1996, under the name of Parallax Entertainment, Inc. SRRE, together with its subsidiaries and equity investment described below, are collectively referred to as “the Company”, “we”, “our” or “us”. The Company is primarily engaged in the provision of property brokerage services, which include property marketing, leasing and management services, and real estate development in the People’s Republic of China (the “PRC”).

As of September 30, 2024, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”)	November 24, 2006	PRC	75.25%[1]	Subsidiary	Property brokerage and management services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Xin Xing Yang Real Estate Brokerage Company Limited (“SHXXY”)	September 28, 2011	PRC	20%	Equity investment	Property brokerage services
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Shangyang International PTE. LTD. (“SYIP”)	August 19,2022	SINGAPORE	100%	Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd.(“DEWSY”)	Oct. 20, 2020	PRC	19.58%	Subsidiary	Investment holding
Shanghai Aoyue Bio-tech Co., Ltd. (“SHAY”)	Nov. 27, 2023	PRC	19.91%	Subsidiary	Investment holding
Shanghai Zhuangyanting Trading Co., Ltd. (“SHZYT”)	Sep. 21, 2023	PRC	19.91%	Subsidiary	Investment holding
1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling 75.25% equity interest in SZSY.
2.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3.	On January 28, 2013, CY-SRRE, SZXJY and an unrelated party established a subsidiary in the PRC, SHXJYB, with CY-SRRE holding 15% equity interest and SZXJY holding 60% equity interest in SHXYJB.
4.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%.

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

In the opinion of the Company’s management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2024 and the results of operations for the nine months ended September 30, 2024 and 2023, and the cash flows for the nine months ended September 30, 2024 and 2023. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Investments in business entities, of which the Company does not have control but has the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method.

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

The exchange rates as of September 30, 2024, and December 31, 2023 are $1: RMB7.0074 and $1: RMB7.095, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters (“sqm”) to develop villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units as of October 31, 2024. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2. Phase 3 began construction in the first quarter of 2021 and pre-sold 32 units out of 51 units as of October 31, 2024. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 sqm for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2024, the Company sold 660 out of 679 units of the first phase and sold 503 units out of 873 of the second phase.

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

The Company adopted ASC 606 on January 1, 2018 using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue previously recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment and the Company has no alternative use of the asset. Historically, all contracts executed by the Company contained an enforceable right to home purchase payments and the Company had no alternative use of assets. Therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which requires disclosure of gross write-offs of finance receivables by year of origination. The adoption of this standard did not have a material impact on our disclosures.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that have applied for a housing loan from their bank. This deposit is a percentage of each home buyer’s bank loan for the purpose of purchasing a home in our project. Once we complete the transfer h to the buyer, these deposits become unrestricted. As of September 30, 2024 and December 31, 2023, the Company held cash deposits of $1,879,923 and $2,723,667, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2024, we had $19,416,798 invested in bank wealth management investment products. The investments have short term maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity periods. The annualized rate of return may range from 2.08% to 2.7% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 sqm for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold 84 villas out of all 84 units in Phase 2, and pre-sold 32 units out of 51 units in Phase 3 as of October 31, 2024.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2024, the Company sold 660 out of 679 units of the first phase and pre-sold 503 units out of 873 of the second phase.

As of September 30, 2024, land use rights included in real estate property under development totaled $82,177,354.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2024	2023
Advances to staff	$11,825	20,042
Rental deposits	721,735	719,354
Prepaid expense	26,600	48,462
Prepaid tax	5,465,673	6,242,218
Other receivables	2,762,256	2,283,757
	$9,094,516	$9,321,913

Other receivables and deposits as of September 30, 2024 and December 31, 2023 were stated net of allowance for doubtful accounts of $1,993,120 and $1,265,984, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$245,601	$260,488
Computer and office equipment	208,732	189,592
Motor vehicles	23,673	609,003
Properties	2,159,070	2,136,116
	2,637,079	3,195,199
Less: Accumulated depreciation	(2,152,152)	(2,467,105)
	$484,927	$728,094

Depreciation and amortization expense for property and equipment amounted to $37,945 and $73,826 for the nine months ended September 30, 2024, and 2023, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2024	2023
Investment properties	$41,565,690	$41,123,783
Less: Accumulated depreciation	(13,427,918)	(12,213,208)
	$28,137,772	$28,910,575

Depreciation and amortization expense for investment properties amounted to $1,068,721 and $1,134,245 for the nine months ended September 30, 2024, and 2023, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, DEWSY (19.58%), SHAY (19.91%), SHZYT (19.91%) and SHTX (19.5%). As of September 30, 2024, the investment amount in SHDEW was $12,644,638, DEWSY was ($558,832), SHAY was ($85,254), SHZYT was ($284,181) and SHTX was $28,541.

SHDEW was established in June 2013 as a skincare and cosmetic company. SHDEW develops its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

On October 31 2023, SHDEW held a shareholder meeting that agreed to SHDEW’s dissolution by 2026. SHDEW’s management did not prepare any immediate dissolution plans at the time of said shareholders’ meeting, but SHDEW’s management will prepare a dissolution plan.

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2024 and December 31, 2023, the carrying amount of the Company’s measurement alternative investments was $648,707 and $641,810, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended September 30, 2024 and 2023, respectively.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,427,063 and $1,411,891 as of September 30, 2024 and December 31, 2023, respectively.

The promissory note with a principal as of September 30, 2024 amounting to $713,531 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $713,531 and $705,946, respectively.

The promissory note with a principal as of September 30, 2024 amounting to $713,531 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $713,531 and $705,946, respectively.

For the nine months ended September 30, 2024, the interest expense related to these promissory notes was $NIL.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2024	2023
Lin Chi-Jung	$456,493	$451,640
Lin Hsin-Hung	13,473	20,464
	$469,966	$472,104

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2024	2023
Accrued staff commission and bonus	$33,483	$44,572
Rental deposits received	246,464	188,355
Bid bond	60,650	78,763
Dividends payable to non-controlling interest	—	189,977
Other payables	6,964,584	6,850,685
	$7,305,181	$7,352,352

NOTE 14 – ACCOUNT PAYABLE

Account payable was mostly derived from our property development of the Linyi project and the HATX project. As of September 30, 2024, and December 31, 2023, the Company’s account payable amounted to $21,390,605 and $24,885,181, respectively.

NOTE 15 – AMOUNT DUE TO AFFILIATES

As of September 30, 2024, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $33,620,433. The amount due to JXSY was $505,644, which was an intercompany transfer for day-to-day operations.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the HATX project, which was pre-sale collection from our customers. As of September 30, 2024, and December 31, 2023, the Company’s customer deposits amounted to $18,813,194 and $23,318,011, respectively.

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2024 and 2023 were $55,047 and $57,782, respectively.

As of September 30, 2024, the Company had the following operating lease obligations.

Amount
Within one year	$5,196
Two to five years	—
$5,196

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2024, and December 31, 2023, the Company’s statutory reserve fund was $3,893,120 and $3,986,618, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended September 30, 2024
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$267,547	$6,954,072	$—	$—	$7,221,619
Cost of revenues	(258,216)	(5,447,547)	—	—	(5,705,763)
Gross profit	9,331	1,506,525	—	—	1,515,856

Operating expenses	270,514	(285,978)	—	—	(15,464)
General and administrative expenses	(198,156)	(547,222)	—	(5,834)	(751,212)
Operating gain (loss)	81,689	673,325	—	(5,834)	749,180

Other income (expenses)
Interest income	21,398	11,491	—	1,516	34,405
Interest expense	—	(562,991)	—	—	(562,991)
Other income, Net	(199,100)	(7,855)	3,264,790	—	3,073,545
Total other (expenses) income	(177,702)	(543,645)	3,264,790	1,516	2,544,959

Income (loss) before income taxes	(96,013)	129,680	3,264,790	(4,318)	3,294,139
Income tax	—	(21,673)	—	—	(21,673)
Net Income (loss)	$(96,013)	$108,007	$3,264,790	$(4,318)	$3,272,466

	Nine Months Ended September 30, 2024
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$396,653	$13,173,090	$—	$—	$13,569,743
Cost of revenues	(583,791)	(10,788,199)	—	—	(11,371,990)
Gross profit	(187,138)	2,384,891	—	—	2,197,753

Operating expenses	84,741	(771,684)	—	—	(686,943)
General and administrative expenses	(635,165)	(840,010)	—	(651,468)	(2,126,643)
Operating loss	(737,562)	773,197	—	(651,468)	(615,833)

Other income (expenses)
Interest income	33,116	27,239	—	95,948	156,303
Interest expense	—	(1,689,165)		—	(1,689,165)
Other income, Net	—	11,216	44,259	(3,527,120)	(3,471,645)
Total other (expenses) income	33,116	(1,650,710)	44,259	(3,431,172)	(5,004,507)

Income (loss) before income taxes	(704,446)	877,513	44,259	(4,082,640)	(5,620,340)
Income tax	—	(190,889)	—	—	(190,889)
Net Income (loss)	$(704,446)	$(1,068,402)	$44,259	$(4,082,640)	$(5,811,229)

	Three Months Ended September 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$79,886	$5,316,998	$—	$—	$5,396,884
Cost of revenues	(233,735)	(4,421,668)	—	—	(4,655,403)
Gross profit	(153,849)	895,330	—	—	741,481

Operating expenses	(127,621)	(383,118)	—	—	(510,739)
General and administrative expenses	(201,502)	(506,108)	—	(5,834)	(713,444)
Operating loss	(482,972)	6,104	—	(5,834)	(482,702)

Other income (expenses)
Interest income	76,150	161,090	—	1,516	238,756
Interest expense	(241,926)	(102,896)	—	—	(344,822)
Other income, Net	(183,425)	(7,820)	(225,100)	—	(416,345)
Total other (expenses) income	(349,201)	50,374	(225,100)	1,516	(522,411)

Income (loss) before income taxes	(832,173)	56,478	(225,100)	(4,318)	(1,005,113)
Income tax	(178,281)	—	—	—	(178,281)
Net Income (Loss)	$(1,010,454)	$56,478	$(225,100)	$(4,318)	$(1,183,394)

	Nine Months Ended September 30, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$281,895	$17,891,655	$—	$—	$18,173,550
Cost of revenues	(681,416)	(15,110,922)	—	—	(15,792,338)
Gross profit	(399,520)	2,780,732	—	—	2,381,212

Operating expenses	(214,049)	(1,237,289)	—	—	(1,451,338)
General and administrative expenses	(777,135)	(974,675)	—	(502,226)	(2,254,036)
Operating loss	(1,390,704)	568,768	—	(502,226)	(1,324,162)

Other income (expenses)
Interest income	30,557	461,424	—	242,195	734,176
Interest expense	315,464	(315,464)	—	(1,708,866)	(1,708,866)
Other income, Net	(47,671)	(10,733)	26,855	—	(31,549)
Total other (expenses) income	298,350	135,227	26,855	(1,466,671)	(1,006,239)

Income (Loss) before income taxes	(1,092,354)	703,995	26,855	(1,968,897)	(2,330,401)
Income tax	(539,596)	—	—	—	(539,596)
Net Income (loss)	$(1,631,950)	$703,995	$26,855	$(1,968,897)	$(2,869,997)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of September 30, 2024
Real estate property under development	$—	$82,177,354	$—	$—	$82,177,354
Total assets	13,903,448	109,910,281	33,666,951	38,356,614	195,837,394

As of September 30, 2023
Real estate property under development	—	121,416,669	—	—	121,416,669
Total assets	$19,730,404	$149,942,466	$51,945,174	$64,402,471	$286,020,515

NOTE 21 – RELATED PARTY TRANSACTIONS

We rented an office about 71sqm in Pudong, Shanghai from SHDEW, our related party for $2,600 per month for one year period.

NOTE 22 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from October 1, 2024, through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 sqm for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of October 31, 2024. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by the end of October 31, 2024. Phase 3 began construction in first quarter of 2021and pre-sold 32 units out of 51units as of October 31,2024. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 sqm in the amount of 228 million RMB for future development.

SHDEW was established in June 2013 with its business as a skincare and cosmetic company. SHDEW develops its own skincare products as well as improving its online ecommerce platform. SHDEW sells products under its own brands as well as the products from third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW has an online shopping app, “庭秘密,” where consumers can purchase its cosmetics and skincare products as well as products imported into China. On October 31st 2023, SHDEW held a shareholder meeting that agreed to SHDEW’s dissolution by end of 2026. There were no immediate dissolution plans at the time of the meeting but SHDEW management will be planning on one.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2024, the Company sold and 660 units out of 679 units of the first phase and sold 503 units out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of September 30, 2024 and December 31, 2023.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2024 with comparisons to the period ended September 30, 2023.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024	% to total	2023	% to total	% change	2024	% to total	2023	% to total	% change
Property management	379,416	5	231,974	4	64	1,024,313	8	717,852	4	43
House sales	6,842,203	95	5,164,909	96	33	12,545,429	92	17,455,697	96	(28)
Net revenues	4,448,409	100	5,396,883	100	34	13,569,742	100	18,173,549	100	(25)

The net revenue for the third quarter of 2024 was $7,221,619, which increased 34% from $5,396,883 from the third quarter of 2023. The net revenue for the first three quarters of 2024 was $13,569,742, which represented a decrease of 25% from $18,173,549 from the first three quarters of 2023. For the third quarter of 2024, property management and house sales represented 5% and 95% of our net revenues, respectively. For the first three quarters of 2024, property management and house sales represented 8% and 92% of our net revenues, respectively. House sales revenue and cost of revenue is recognized when the house is handed over to the resident, thereby completing the transaction. The decrease in net revenue for the first nine months of 2024 was mainly due to less units were handed over for the Huaian Tianxi project in the first half of 2024.

Property Management

Property management represented 8% of our revenue for the first three quarters of 2024 and revenue from property management increased by 43% compared with the same period in 2023.

House Sales

For the first three quarters of 2024, the Company has recognized house sales of Huaian Tianxi project at a certain portion. House sales represented 92% of our revenue for the first three quarters of 2024.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024	% to total	2023	% to total	% change	2024	% to total	2023	% to total	% change
Property management	190,297	3	411,724	8	(54)	1,103,937	8	1,184,878	7	(7)
House sales	5,515,466	97	4,243,678	92	30	10,268,052	92	14,607,459	93	(30)
Cost of revenues	5,705,763	100	4,655,402	100	23	11,371,989	100	15,792,338	100	(28)

The cost of revenue for the third quarter of 2024 was $5,705,763, which increased 23% from $4,655,402 during the third quarter of 2023. The cost of revenues for the first three quarters of 2024 was $11,371,989, which decreased 28% from $15,792,338 during the first three quarters of 2023. For the third quarter of 2024, property management, and house sales represented 3% and 97% of our cost of revenue, respectively. For the first three quarters of 2024, property management, and house sales represented 8% and 92% of our cost of revenue, respectively. The increase in the cost of revenue in the third quarter ended September 30, 2024 was mainly due to the Company recognizing the cost of revenue of Huaian Tianxi project as there were an increase in home units being handed over to buyers. While less home units were handed over in the first half of 2024.

Property Management

The cost of revenue for property management for the first three quarters of 2024 was $1,103,937, a decrease of 7% from $1,184,878 in the same period in 2023.

House Sales

For the first three quarters of 2024, the Company recognized house sales of cost of revenue of Huaian Tianxi project at a certain portion. House sales represented 92% of our cost of revenue for the first three quarters of 2024.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2024	% to total	2023	% to total	% change	2024	% to total	2023	% to total	% change
Property management	(178,957)	—	164,961	32	(208)	90,289	13	567,225	39	(84)
House sales	194,422	100	345,778	68	(43)	596,654	87	884,112	61	(33)
Operating expenses	15,465	100	510,738	100	(97)	686,943	100	1,451,338	100	(53)

The operating expenses for the third quarter of 2024 were $15,465, which decreased 97% from $510,738 for the same period in 2023. The total operating expenses for the first three quarters of 2024 were $686,943, which decreased 53% from $1,451,338 for the same period in 2023. For the third quarter of 2024, property management and house sales represented 0%, and 100% of the total operating expenses, respectively. For the first three quarters of 2024, property management and house sales represented 13%, and 87% of the total operating expense, respectively. The decrease in the overall operating expense resulted from the decrease in property management for the third quarter and the first three quarters of 2024.

Property Management

The operating expenses for property management for the first three quarters of 2024 were $90,289, a decrease of 84% from $567,225 in the same period in 2023. The decrease is mainly due to the consulting expenses relating to the business.

House Sales

The operating expenses for house sales for the first three quarters of 2024 were $596,654 which decreased 33% from $884,112 in the same period in 2023. The decrease is mainly due to the operations of HATX project.

General and Administrative Expenses

General and administrative expenses in the first three quarters of 2024 were $2,216,643, a decrease of 6% from $2,254,036, in the same period in 2023.

Other Income, Net

Other loss for the first three quarters of 2024 was $3,471,645, an increase of 10,904% from a loss of $31,549 for the same period in 2023. The decrease in income was mainly due to the loss of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2024, was $469,966. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consists of temporary advances of $456,493 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $13,473 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amounts due to SHSJ and JXSY, of $33,620,433 and $505,644, respectively, were intercompany transfers for day-to-day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2024, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $25,645,002.

The Company’s operating activities used cash in the amount of $5,141,693, which was primarily attributable to real estate development.

The Company’s investing activities provided cash resources of $7,255,565, which was primarily attributable to the investment in transactional financial assets.

The potential cash needs for 2024 are for investment in transactional financial assets, construction for our development projects in the Huai’an project (HATX) and the Linyi project.

According to the public records, the Market Supervision Administrations of Baokang County, which is a county located within Xiangyang City, Hubei Province, China, conducted an investigation into the business practices of SHDEW and some of its affiliates. SHDEW is in the business of selling cosmetics and other consumer goods online. While we own approximately 19.91% of SHDEW, we do not have any control or influence over its business practices. We are not related to this investigation, and we are unable to evaluate the merits of any allegations. The Baokang county fined SHDEW 20 million RMB and the case was closed. For the investigation for Heibei YuHua District, the case was dismissed and all frozen assets were unfrozen. SHDEW is currently not subject to any further investigation regarding these matters.

Though the investment of SHDEW has been a main source of cashflow for the Company, we have no assurance that SHDEW will continue to pay dividends in the future.

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

Date: November 25, 2024
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: November 25, 2024
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer