Form 10-K
period 2024-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2025-04-29
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates 18,346,194 shares was approximately $4,036,163, based on the average opening and closing price of $0.22 for the Common Stock on June 28, 2024.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of April 11, 2025 was 68,691,925 shares.

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

See “Risk Factors – Risks Relating to the Peoples Republic of China.”

Corporate History

Sunrise Real Estate Development Group, Inc. (“CY-SRRE”), a wholly - owned subsidiary of SRRE, was established in the Cayman Islands on April 30, 2004 as a limited liability company. Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”) was established in the PRC on August 20, 2001 as a limited liability company. SHXJY was originally owned by a Taiwanese company, the principal and controlling shareholder of which was Lin Chi-Jung. On June 8, 2004, all the fully paid-up capital of SHXJY was transferred to CY-SRRE. On June 25, 2004, SHXJY and two individuals established a subsidiary, namely, Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”) in the PRC and SHXJY held 90% equity interest in SZXJY at the time.

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

In October 2011, SHXJY purchased a 24% interest in Linyi Shang Yang Real Estate Consultation Company Limited (“LYSY”) and acquired approximately 103,385 square meters of land for the purpose of developing the land into villa-style residential housing. On March 6, 2012, SHXJY established a wholly - owned subsidiary, namely Linyi Rui Lin Construction and Design Company Limited (“LYRL”). SHXJY’s 24% equity interest in LYSY was then transferred to LYRL. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase. The Company and a shareholder of LYSY, Zhang Shu Qin, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY to be a subsidiary of the Company.

LIN RAY YANG Enterprise Ltd. (“LRY”), a wholly - owned subsidiary of SRRE, was established in the British Virgin Islands on November 13, 2003 as a limited liability company. On February 5, 2004, LRY established a wholly owned subsidiary, Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”) in the PRC as a limited liability company. On January 10, 2005, LRY and a PRC third party established a subsidiary, Suzhou Gao Feng Hui Property Management Company Limited (“SZGFH”), in the PRC, with LRY holding 80% of the equity interest in SZGFH. On May 8, 2006, LRY acquired 20% of the equity interest in SZGFH from the third party. Following the acquisition, LRY effectively held 100% of the equity interest in SZGFH. The Company sold SZGFH in 2017.

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

	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
1	Lin Ray Yang Enterprise Ltd.	Holding company	0%	British Virgin Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
2	Sunrise Real Estate Development Group Inc.	Holding company	0%	Cayman Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
3	Shangyang International PTE. LTD.	Holding company	0%	Singapore	Sunrise Real Estate Group Inc.	USA	100
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
4	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service	0%	China	Sunrise Real Estate Development Group Inc.	Cayman Islands	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
5	Shanghai Shangyang Investment Management and Consulting Co., Ltd	Consultation service	2.51% (USD391,344)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
6	Zhong Ji Pu Fa Real Estate Co., Ltd	Property Development	3.16% (USD492,769)	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
7	Huai’an Zhan Bao Property Investment Co., Ltd	Holding Company	(0%)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	78.46%
	Zhan Li (HK) Ltd.	Hong Kong	10%
	Beijing Zuitaoran Fashion Ltd.	China	10%
	Shanghai Ba A Management Centre (Limited Partnership)	China	0.77%
	Fang Ken Management Centre (Limited Partnership)	China	0.77%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
8	Huai’an Tianxi Real Estate Development Co., Ltd	Property Development	41.93% (USD6,544,899)	China	Huai’an Zhan Bao Property Investment Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
9	Shanghai Ruijian Design Co., Ltd	Consultation service	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
10	Linyi Ruilin Design Co., Ltd	Consultation service	0%	China	Shanghai Ruijian Design Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization		Place of Organization or Citizenship
11	Linyi Shangyang Real Estate Development Co., Ltd	Property development	52.01(USD8,118,334)%	China	Zhang Shu Qing	Taiwan, China	46%
	Linyi Ruilin Design Co., Ltd	China	34%
	Chen Jia Wei	Taiwan	7%
	Huang Xin Hua	Taiwan	8%
	Guo Wei Chun	Taiwan	5%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
12	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service,	0.39%(USD61,488)	China	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	China	75%
	Jacky Pan Investment Inc	British Virgin Islands	25%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
13	Sanya Shang Yang Real Estate Consultation Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
14	Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd.	Property development	0%	China	Sanya Shang Yang Real Estate Consultation Co., Ltd	China	49%
	Wang Zhi Qing	China	51%

	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
15	Shanghai Huitian Wealth Mgmt. Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	59%
	Pan Jian	China	21%
	Wang Zhan	China	20%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
16	Shanghai Daerwei Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Guangpeng Investment & Managament Co., Ltd	China	35.18%
	Shanghai Shenji Biological Tech. Co., Ltd	China	31.86%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.3%
	Beijing Zuitaoran Clothes Co., Ltd	China	4.7%
	Xiamen Ruixu Investment Partnership (Limited Partnership)	China	2.37%
	Tao Hong	China	1.93%
	Kuang Gui Yuan	China	1.24%
	Xiamen Xuyao Investment Partnership (Limited Partnership)	China	1.13%
	Wang Wenhua	China	0.74%
	Shanghai YuanChong Managment & Consulting Partnership (Limited Partnership)	China	0.56%
	Shanghai Xuhao Management & Consulting Partnership (Limited Partnership)	China	0.39%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
17	Shanghai Daerwei Industry Co., Ltd	Sales & wholesale.	0%	China	Zhan Li (HK) Ltd.	Hong Kong, China	41.91%
	Shanghai Tingran Tech. Development Co., Ltd	China	36%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	19.58%
	Shanghai Tingyang Commercial Consulting Partnership (Limited Partnership)	China	0.95%
	Shanghai Huotiancao Info. Tech. Co., Ltd.	China	0.79%
	Shanghai Fangken Management Central Partnership (Limited Partnership)	China	0.77%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
18	Shanghai Shifenmei Brand Mgmt. Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
19	Shanghai Maitinghao Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
20	Shanghai Zhuangyanting Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%

	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%
	Company	Operation	% of Rev Based on 2024	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
21	Shanghai Aoyue Bio-tech Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%

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

For the year ended December 31, 2024, the Company’s operating revenue was $15,608,835, which was generated by the following operating subsidiaries:

a. Huai’an Tianxi Real Estate Development Co., Ltd (“HATX”), in which SRRE has a 78.46% indirect ownership through its subsidiary, conducts real estate development and contributed $6,544,899 (approximately 41.93% of SRRE’s total operating revenue in 2024). HATX is 100% owned by Huaian Zhanbao Industrial Co., Ltd. (“HAZB”), which is 78.46% owned by Lin Ray Yang Enterprise Ltd., 10% owned by Zhan Li (HK) Ltd., 10% owned by Beijing Zui Tao Ran Fashion Ltd, 0.77% owned by Shanghai Ba A Management Centre (Limited Partnership), and 0.77% owned by Fang Ken Management Centre (Limited Partnership),

b. The financial information of Zhong Ji Pu Fa Real Estate Co., Ltd. (“SHGXL”) is consolidated into the SRRE’s financial statements because SRRE controls the development rights and is the beneficiary of the revenue that SHGXL generates. SHGXL conducts real estate management and contributed $492,769 (approximately) 3.16% of SRRE’s total operating revenue in 2024);

c. Shanghai Shang Yang Investment Management and Consultation Company Limited (“SHSY”) has limited business operations. In 2024, SHSY’s revenue was mostly rental income, interest income and other minor revenue, and it contributed $391,344 (approximately 2.51% of SRRE’s total operating revenue in 2024). SHSY is 100% owned by Lin Ray Yang Enterprise Ltd. (“LRY”), which is 100% owned by SRRE. Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), in which SRRE has a 75% indirect ownership interest through its subsidiary Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), conducts real estate sales and contributed $69,252 (approximately 0.09% of SRRE’s total operating revenue in 2021). SZXJY is 75% owned by SHXJY, and 25% owned by Jacky Pan Investment Inc.

d. SZXJY, which SRRE indirectly owns through its subsidiary SHXJY, conducts real estate consultancy and contributed $61,488 (approximately 0.39% of SRRE’s total operating revenue in 2024).

Business Activities

Our main operating subsidiary, SHSY, has real estate developments for residential properties as well as property management and leasing. We also have developed a network of landowners and developers, allowing us to explore opportunities in property investments.

Real Estate Development

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters (“sqm”) for the purpose of developing villa-style residential housing. The LYSY project was divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units. As of March 25, 2025. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 as of March 25, 2024. Phase 3 began construction in the first quarter of 2021 and sold 22 and pre-sold 12 units out of 51 units. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 sqm for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 25, 2025, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 595 units out of 873 of the second phase.

Property Management and Leasing

The Company has two floors of office space encompassing 5,152 sqm in Huilong Tower in Suzhou. We manage these two floors to lease out to prospective tenants.

We lease out the unsold units of the GXL project. Total leasing area for the GXL building is 3,611 sqm.

We also lease out the unsold commercial property of the HATX project. Total leasing area for the property is 8,268 sqm.

Mainland China’s Property Sector

The industry’s macro environment is improving, and the property sector is gradually becoming a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2020 through 2024:

GDP GROWTH
2020	2.3%
2021	8.4%
2022	3.0%
2023	5.2%
2024	5.0%

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

Employees

As of December 31, 2024, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	1
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	1

SZXJY
Administration Dept.	4
Research & Development Dept.	1
Accounting Dept.	2
Marketing Dept.	6

SHSY
Administration Dept.	2
Accounting Dept.	2
Development Dept.	4

LYSY
Accounting Dept	2
Administration Dept.	4
Construction Dept.	6
Marketing Dept.	1
Executive Dept.	1

HATX
Administration Dept.	10
Accounting Dept.	3
Construction Dept.	1
Marketing Dept.	12

SHRJ
Administration Dept.
Design Dept.	1
Total	69

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

SHDEW, an unconsolidated affiliate, has generated the majority of our cash receipts through the payment of dividends and advances in the past few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. As of December 31, 2024, we owned 19.91% of SHDEW, but we do not control or have significant influence on its operations, the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

On October 31,2023, the shareholders of SHDEW authorized SHDEW to cease operations at the end of 2026. Unless SHDEW successfully continues its operations after such date or we develop an alternative source of revenue, the closure of SHDEW will have an adverse effect on our revenue and assets.

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

We may fail to obtain, or may experience material delays in obtaining, necessary government approvals for any major property development, which will adversely affect our business.

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

There is a growing concern about the global warming issues affecting the world. The changing weather patterns and abnormal conditions may affect the construction and logistics of developers and this may indirectly cause inverse effect to our operation. Extreme weather conditions may delay in construction of properties; this then may delay the sale of these properties and therefore delaying our future revenue stream. There may be regulations in manufacturing materials for property construction and new building codes in response to global warming that may delay construction and/or create further expenses to the developers. These possible changes may indirectly affect our business.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of March 28, 2025, Ace Develop Properties directly controls 62.61% of our outstanding common stock and Lin Chi-Jung, our director, is the sole shareholder of Ace Develop Properties. As of March 28, 2025, Lin Chan Chun directly controls 4.87% of our outstanding common stock. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties, Lin Chi-Jung, and Lin Chao Chun, by virtue of their controlling ownership of share interests, are able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.34 per share to a low of $0.19 per share in 2024. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

We paid a cash dividend of $0.15 per share on our common stocks on April 5, 2023. Investors should not rely on an investment in our stock if they require dividend income as the payment of future dividends is uncertain. Further, investors will only realize income on an investment in our stock in the event they sell or otherwise dispose of their shares at a price higher than the price they paid for their shares. Such a gain would result only from an increase in the market price of our common stocks, which is uncertain and unpredictable.

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

The PRC Government has been reforming the PRC economic system from planned economy to market oriented economy for more than 20 years and has also begun reforming the government structure in recent years. These reforms have resulted in significant economic growth and social progress. Although we believe these reforms will have a positive effect on our overall and long-term development, we cannot predict whether any future changes in PRC’s political, economic and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, results of operations or financial condition.

Changes in foreign exchange regulations may adversely affect our ability to pay dividends and could adversely affect our results of operations and financial condition.

Substantially all our revenues and operating expenses are denominated in Renminbi. Conversion of Renminbi is under strict government regulation in the PRC. The Renminbi is currently freely convertible under the “current account”, including trade and service-related foreign exchange transactions and payment of dividends, but not under the “capital account”, which includes foreign direct investment and loans. Under the existing foreign exchange regulations in the PRC, we will be able to pay dividends in foreign currencies without prior approval from the State Administration for Foreign Exchange by complying with certain procedural requirements. However, there is no assurance that the above foreign policies regarding payment of dividends in foreign currencies will continue in the future.

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

Our operations could be adversely affected by changes in the political and economic conditions in the PRC. The PRC is our main market and accounts for all of our revenue. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

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

None.

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

The Company also owns two floors and four units of the Sovereign Building in Suzhou, PRC. One floor is held for the Company’s own use, and the remaining properties are held for long-term investment purposes.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that could reasonably be expected to have a material impact on our operations or finances. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matter may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Market system under the symbol “SRRE.” The following table sets forth the high and low quotations of our common stock reported by the OTC Market system for the periods indicated. Effective in March 2011, quotations for our common stock were reported by the OTC Market system.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

(Expressed in U.S. Dollars based on Yahoo Finance)

	2024			2023
	High	Low		High	Low
First quarter	$0.34	$0.25	First quarter	$0.47	$0.18
Second quarter	$0.26	$0.19	Second quarter	$0.53	$0.25
Third quarter	$0.25	$0.21	Third quarter	$0.38	$0.25
Fourth quarter	$0.25	$0.20	Fourth quarter	$0.30	$0.23

As of April 11, 2025, we have approximately 602 record holders of our common stock. On December 31, 2024, the closing price of our common stock was $0.20.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2024.

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

In accordance with ASC 970, Real Estate - General, the real estate property under development are carried at the lower of cost or net realizable value. Impairment is assessed when events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Such indicators may include, but are not limited to: A significant decline in market value, Project delays or cost overruns or Adverse changes in market demand or economic conditions. The impairment test under ASC 970 involves the following steps: 1.Comparison to Undiscounted Future Cash Flows: Management compares the carrying amount of the property to the undiscounted future cash flows expected from its development and eventual sale. If the carrying amount exceeds these undiscounted cash flows, this serves as an indicator that further impairment evaluation is required 2. Recognition of Impairment Loss: If the carrying amount exceeds the undiscounted future cash flows, management then determines the property’s fair value by calculating the present value of its expected future cash flows (i.e., discounted cash flows). If the carrying amount also exceeds this fair value, an impairment loss is recognized The loss is measured as the difference between the carrying amount and the property’s fair value. For the years ended December 31, 2024, the Company recognized $11.3 million impairments for real estate property under development. Accumulated impairment losses totaled $30.9 million.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2024 and 2023.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2024 and 2023.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2024 with comparisons to the historical year ended December 31, 2023.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2024	% to total	2023	% to total	% change
Property management	1,411,149	9	1,405,110	6	0.4
House sales	14,197,685	91	23,428,753	94	(39.4)
Net revenues	15,608,834	100	24,833,863	100	(37.2)

The net revenue for 2024 was $15,608,834, a decrease of 37.2% from $24,833,863 in 2023. In 2024, property management and house sales represented 9%, and 91% of our total net revenue. The decrease in 2024 was mainly due to the less house sales of the HATX project in 2024.

Property Management

Property management represented 9% of our revenue in year of 2024 and revenue from property management increased by 0.4% compared with 2023.

House Sales

House sales represented 91% of our revenue in year of 2024. The company has recognized a proportion of net revenue from the HATX project and Linyi Project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2024	% to total	2023	% to total	% change
Property management	1,908,538	14	1,822,794	9	4.7
House sales	11,586,743	86	18,066,686	91	(35.9)
Cost of revenues	13,495,281	100	19,889,480	100	(32.2)

The cost of revenues for 2024 was $13,495,281, a decrease of 32.3% from $19,889,480 for 2023. In 2024, property management and house sales represented 14%, and 86% of total cost of revenues. The decrease in cost of revenues is mainly due to the less recognition of cost of revenue of house sales from the HATX project in 2024.

Property Management

The cost of revenue from property management for 2024 was $1,908,538, an increase of 4.7% from $1,822,794 for 2023.

House Sales

House sales represented 86% of our cost of revenue in 2024. The Company has recognized its cost of revenue from the HATX and Linyi projects at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2024	% to total	2023	% to total	% change
Property management	567,778	40	715,170	40	(20.6)
House sales	839,252	60	1,087,388	60	(22.8)
Operating expenses	1,407,030	100	1,802,558	100	(21.9)

The operating expenses for 2024 were $1,407,030, a decrease of 21.9% from $1,802,558 in 2023 due to a decrease in business sales. In 2024, the expenses related to property management and house sales represented 40%, and 60% of the total operating expenses, respectively.

Property Management

In 2024, the operating expenses for property management decreased by 20.6% compared to the amount in 2023. The primary reason for the increase was due to relevant property renovation costs.

House sales

The operating expenses related to our house sales business in 2024 decreased by 22.8% compared to 2023. This decrease was mainly due to lower sales promotion activities in HATX and Linyi projects.

General and Administrative Expenses

The general and administrative expenses in 2024 were $2,835,557, which was a 25% decrease from $3,755,767 in 2023. The primary reason for the decrease in 2024 was due to the settlement of land value added tax (LVAT) of GXL project and LYSY project of the year 2023.

Operating Loss

In 2024, we had an operating loss of $2,129,033, representing an increased loss from an operating loss of $613,942 in 2023.

The increased loss in 2024 was mainly due to the loss from the lower gross profit from the HATX and LYSY projects compared with 2023.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount Due To Directors

The amounts due to directors as of December 31, 2024 were $743,387. The amounts due were as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2024 was $723,787, which is unpaid loan.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2024 was $19,601, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

The unpaid portion of dividend announced of SHDEW, an unconsolidated affiliate, at the amount of $15,715,625.

Amount Due to Affiliates

As of December 31, 2024, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, was $33,330,341 and for JXSY, was $492,912, which was an intercompany transfer for day-to-day operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2024, our principal sources of cash were revenues from our receipts in advance from real estate development projects, property management business, as well as the dividend distribution from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $21,068,085.

Net cash used in the Company’s operating activities in 2024 was $4,180,684, representing a decrease of receipts in cash in the amount of $122,030 as compared to the cash provided for 2023. The decrease was primarily attributable to the account of payables of $7,729,593.

Net cash provided by the Company’s investment activities was $2,153,495, representing an increase of $17,958,242 as compared to the cash received in investing activities for 2023. The increase in cash from investment activities was primarily attributable to the net cash from transactional financial assets in 2024.

Net cash used by the Company’s financing activities was $NIL, representing an increase from $24,296,584 in 2023. This increase was primarily attributable to repayments to an affiliate of $10,177,675 and dividends paid in 2023.

The cash needs for 2025 are for the funds required to finance the Company’s future projects in property agency and real estate developments.

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

Indebtedness

The Company’s indebtedness is described under “Note 11-Promissory Notes Payable” and “Note 12- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2024 and 2023 in Item 8.

Promissory Notes: As of December 31, 2024, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,391,130 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2024 and 2023, respectively.

Advances from Directors: The Company has also financed its operations in part with advances from officers and directors. The Company had loans with unpaid principals and interest expenses as of December 31, 2024 and December 31, 2023 totaling $743,387 and $472,104, respectively. The balances are unsecured and interest free.

Amount due to affiliates: As of December 31, 2024, the amount due to SHSJ and Jiaxing Shangyang (“JXSY”), in the amount of $33,823,253, was intercompany transfers for day-to-day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, as of December 31, 2024, the Company has incurred recurring losses from operations and experienced an accumulated deficit of $90,363,630. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Real Estate Property Under Development Impairment

During the year ended December 31, 2024, the Company recorded impairment loss on real estate property under development totaling $11.3 million. As disclosed in Note 2 to the consolidated financial statements, real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value.

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

PCAOB ID: 6398

Bayside, NY

April 21, 2025

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2024	2023
ASSETS

Current assets
Cash and cash equivalents	$19,945,761	$20,453,464
Restricted cash (Note 3)	1,122,324	2,723,667
Transactional financial assets (Note 4)	23,966,573	26,505,532
Accounts receivable, net	328,427	552,964
Real estate property under development (Note 5)	63,953,601	88,742,269
Amount due from unconsolidated affiliates (Note 9)	15,964,637	16,203,433
Other receivables and deposits, net (Note 6)	8,249,209	9,321,913
Total current assets	133,530,532	164,503,242

Property and equipment, net (Note 7)	433,302	728,094
Investment properties, net (Note 8)	26,721,490	28,910,575
Investments in unconsolidated affiliates (Note 9)	13,381,808	13,091,335
Other investments, net (Note 10)	632,373	641,810
Total assets	$174,699,505	$207,875,056

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 11)	1,391,130	1,411,891
Amounts due to directors (Note 12)	743,387	472,104
Accounts payable (Note13)	16,871,500	24,885,181
Customer deposits (Note 14)	17,502,037	23,318,011
Amount due to an affiliate (Note 15)	33,823,253	32,068,741
Other payables and accrued expenses (Note 16)	7,109,119	7,352,352
Other taxes payable	278,236	247,516
Income Taxes payable (Note 17)	6,105	1,926,888
Total current liabilities	77,724,767	91,682,684

Long-term income tax payable (Note 17)	—	—
Total liabilities	77,724,767	91,682,684

Commitments and contingencies (Note 19)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2024 and 2023, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 18)	3,893,120	3,986,618
Retained earnings	90,363,630	99,169,737
Accumulated other comprehensive income	6,095,427	7,311,786
Total equity of Sunrise Real Estate Group, Inc.	109,149,104	119,265,068
Non-controlling interests	(12,174,366)	(3,072,696)
Total stockholders’ equity	96,974,738	116,192,372

Total liabilities and stockholders’ equity	$174,699,505	$207,875,056

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2024	2023
Net revenues	$15,608,835	$24,833,863
Cost of revenues	(13,495,281)	(19,889,480)
Gross profit	2,113,554	4,944,383

Operating expenses	(1,407,030)	(1,802,558)
General and administrative expenses	(2,835,557)	(3,755,767)
Operating profit (loss)	(2,129,033)	(613,942)

Other income (expenses)
Interest income	398,280	832,461
Interest expense	(2,249,624)	(3,226,658)
Real estate property under development Impairment	(11,321,232)	(19,590,407)
Goodwill impairment loss	—	(1,132,629)
Other income (loss)	(2,946,548)	(1,435,396)
Total Other Income (Expenses)	(16,119,124)	(24,552,520)

Income (Loss) before income taxes	(18,248,157)	(25,166,462)
Income taxes (Note 18)	(84,235)	(1,095,356)
Net income /(loss)	(18,332,392)	(26,261,818)
Less: Net (income) loss attributable to non-controlling interests	9,281,240	16,130,919
Net income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(9,051,152)	$(10,130,899)

Earnings (loss) per share - basic and fully diluted	$(0.13)	$(0.15)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2024	2023
Net income /(loss)	$(18,332,392)	$(26,261,818)

Other comprehensive income (loss)
- Foreign currency translation adjustment	(967,567)	(2,284,323)
Total comprehensive income (loss)	(19,299,959)	(28,546,141)
Less: Comprehensive loss attributable to non-controlling interests	9,101,670	16,279,763

Total comprehensive income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(10,198,289)	$(12,266,378)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Accumulated		Total
	Number of		Additional		Retained	Other	Non-	Stockholders’
	shares		Paid-in	Statutory	Earnings	Comprehensive	controlling	(Deficit)
	issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$99,169,737	$7,311,786	$(3,072,696)	$116,192,372
Profit (loss) for the year	—	—	—	—	(9,051,152)	—	(9,281,240)	(18,332,392)
Company dissolution	—	—	—	(93,498)	245,045	—	(69,222)	82,325
Common stock issued to employees and consultants for services	—	—	—	—	—	—	—	—
Dividend distributions	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(1,256,359)	248,792	(967,567)
Balance, December 31, 2024	68,691,925	686,919	8,110,008	3,893,120	90,363,630	6,095,427	(12,174,366)	96,974,738

	Common Stock					Accumulated		Total
	Number of		Additional		Retained	Other	Non-	Stockholders’
	shares		Paid-in	Statutory	Earnings	Comprehensive	controlling	(Deficit)
	issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2022	68,691,925	$686,919	$8,110,008	$3,986,618	$109,300,636	$9,447,265	$13,207,067	$144,738,513
Profit (loss) for the year	—	—	—	—	(10,130,899)	—	(16,130,919)	(26,261,818)
Company Cancellation	—	—	—	—	—	—	—	—
Common stock issued to employees and consultants for services	—	—	—	—	—	—	—	—
Dividend distributions	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(2,135,479)	(148,844)	(2,284,323)
Balance, December 31, 2023	68,691,925	686,919	8,110,008	3,986,618	99,169,737	7,311,786	(3,072,696)	116,192,372

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(18,332,392)	$(26,261,818)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,868,369	1,723,524
Loss (gain) on disposal of property and equipment	128,095	34,020
Real estate property under development impairment	11,321,232	19,590,407
Goodwill impairment loss	—	1,243,194
Bad debts	—	804,919
Changes in assets and liabilities
Accounts receivable	218,722	(353,443)
Net Cash from directors	281,202	1
Real estate property under development	12,413,819	10,096,668
Customer deposits	(5,531,661)	(10,893,953)
Amount due from unconsolidated affiliates	2,250,419	(2,292,261)
Other receivables and deposits	945,643	433,213
Accounts payable	(7,729,593)	2,898,312
Other payables and accrued expenses	(136,568)	(109,135)
Taxes payable	(1,912,698)	(968,883)
Other Tax payable	34,727	(3,419)
Net cash provided by (used in) operating activities	(4,180,684)	(4,058,654)

Cash flows from investing activities
Acquisition of property, plant and equipment	(18,716)	(6,032)
Transactional financial assets	2,172,211	(15,798,715)
Net cash provided by investing activities	2,153,495	(15,804,747)

Cash flows from financing activities
Advances from an affiliate	—	(14,118,909)
Dividends paid	—	(10,177,675)
Restricted cash	—	—
Net cash (used in) financing activities	—	(24,296,584)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(81,857)	(9,733,394)

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,109,046)	(53,893,379)
Cash, cash equivalents, and restricted cash at beginning of year	23,177,131	77,070,510
Cash, cash equivalents, and restricted cash at end of year	$21,068,085	$23,177,131
Supplemental disclosure of cash flow information
Income taxes paid	$2,006,516	$2,095,507
Interest paid	—	1,159,475

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

As of December 31, 2024, the Company has the following major subsidiaries and equity investments.

			% of
			Ownership		Relationship
	Date of	Place of	held by the		with the
Company Name	Incorporation	Incorporation	Company		Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%		Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%		Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%		Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%		Subsidiary	Property brokerage services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%		Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]		Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%		Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%		Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%		Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%		Equity investment	Real estate development
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]		Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%		Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%		Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
UnnnShanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%		Subsidiary	Streaming platform
Shangyang International PTE. LTD.	August 19, 2022	SINGAPORE	100%		Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd.	Oct. 20, 2020	PRC	19.58%		Subsidiary	Investment holding
Shanghai Zhuangyanting Trading Co., Ltd.	Sep. 21, 2023	PRC	19.9%		Subsidiary	Investment holding
Shanghai Shifengmei Brand Mgmt. Co., Ltd.	Nov. 27, 2023	PRC	19.9%		Subsidiary	Investment holding
Shanghai Aoyue Bio - Tech Co., Ltd.	Nov. 27, 2023	PRC	19.9%		Subsidiary	Investment holding
Shanghai Maitinghao Trading Co., Ltd.	Sep. 21, 2023	PRC	19.9%		Subsidiary	Investment holding
1.	After an equity transaction in February 2015, the Company held equity in subsidiaries of SZSY as follows: SZXJY 49%, SHXJY 26% and Sunrise Real Estate Development Group, Inc. (CY-SRRE) 12.5%, totaling 75.25% equity interest in SZSY.
2.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
3.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. According to a resolution adopted by the shareholders of SHDEW in October 31, 2023, SHDEW will close its operations at the end of 2026.

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

On November 24, 2006, CY-SRRE, SHXJY, a shareholder of SZXJY and a third party established a subsidiary, SZSY in the PRC, with CY-SRRE holding 12.5% equity interest, SHXJY holding 26% equity interest and the shareholder of SZXJY holding 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the shareholder of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of its 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% of the voting rights in SZSY. SZSY was dissolved in 2024.

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

On June 6, 2013, SHSY and LYRL together with 4 investors established a company, Shanghai Daerwei (“SHDEW”), in the PRC focusing on the cosmetics and skincare business. SHSY holds 12.6% equity interest and LYRL holds 7.3% equity interest in SHDEW. As the Company does not have significant influence in SHDEW, we adopted the alternative measurement accounting method for the SHDEW investment. According to the shareholder resolution in October 31,2023, SHDEW would close down the operations at the end of the year 2026.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 25, 2025, the Company sold 655 units out of 679 units of the first phase and 595 units out of 873 of second phase.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $18,332,392 for the fiscal year ended December 31, 2024, and has experienced recurring losses in prior years, resulting in an accumulated deficit of $90,363,630 as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management has evaluated these conditions and has developed plans to mitigate the circumstances that give rise to this uncertainty. These plans include reducing operating expenses and general expenses through cost-cutting initiatives, and increasing revenue through new business. However, there can be no assurance that these plans will be successfully implemented or that they will be sufficient to enable the Company to meet its obligations as they come due.

Fair Value

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024.

Description	Level 1	Level 2	Level 3	Total
Wealth management investment products	7,372,801			7,372,801
Investment in transactional equity securities	16,593,772			16,593,772
Total	$23,966,573	$—	$—	$23,966,573

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023.

Description	Level 1	Level 2	Level 3	Total
Wealth management investment products	10,167,965			10,167,965
Investment in transactional equity securities	16,337,459			16,337,459
Total	$26,505,424	$—	$—	$26,505,424

Assets measured at fair value on a nonrecurring basis, during the year ended December 31, 2024, the Company recognized an impairment loss related to real estate property under development, which were written down to their estimated fair value. This represents a nonrecurring fair value measurement. For the years ended December 31, 2024 and 2023, the Company recognized $11.3 million and $19.6 million impairments for Tianxi Garden project, respectively. Accumulated impairment losses totaled $30.9 million for Tianxi Garden project, which located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. In September 2020, LYSY expanded additional 51,312 square meters for 228 million RMB for future development. The project was delayed for building because of not prosperous real estate market and triggered impairment testing.

Fair value measurement: The fair value of the real estate property under development was determined to be $63,953,601 and $88,742,269 as of December 31, 2024 and 2023, respectively. This resulted in an impairment loss of $11,321,232 and $19,590,407, which was recognized in the “Real estate property under development Impairment” line item in the Consolidated Statements of Operations for the year ended December 31, 2024 and 2023, respectively.

Valuation Techniques(s): The fair value was estimated using an income approach, specially a discounted cash flow (DCF) analysis.

Fair value Hierarchy Level: This fair value measurement was classified as Level 3 within the fair value hierarchy because it was based on primarily on significant unobservable inputs.

Significant Unobservable Inputs： The significant unobservable inputs used in the fair value measurement included:

Discount Rate: 10%;

Expenses as percentage of projected revenue: 8.2%.

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

Major Customers

During the years ended December 31, 2024 and 2023, there was no single customer that represented more than 10% of our net revenues.

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

The exchange rates as of December 31, 2024 and December 31, 2023 were $1: RMB7.1884 and $1: RMB7.0827 respectively.

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

In accordance with ASC 970, Real Estate - General, the real estate property under development are carried at the lower of cost or net realizable value. Impairment is assessed when events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Such indicators may include, but are not limited to:

A significant decline in market value, Project delays or cost overruns or Adverse changes in market demand or economic conditions. The impairment test under ASC 970 involves the following steps: 1.Comparison to Undiscounted Future Cash Flows: Management compares the carrying amount of the property to the undiscounted future cash flows expected from its development and eventual sale. If the carrying amount exceeds these undiscounted cash flows, this serves as an indicator that further impairment evaluation is required. 2. Recognition of Impairment Loss: If the carrying amount exceeds the undiscounted future cash flows, management then determines the property’s fair value by calculating the present value of its expected future cash flows (i.e., discounted cash flows). If the carrying amount also exceeds this fair value, an impairment loss is recognized. The loss is measured as the difference between the carrying amount and the property’s fair value. For the years ended December 31, 2024, the Company recognized $11.3 million impairment for real estate property under development. Accumulated impairment losses totaled $30.9 million.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2024 and 2023.

Goodwill

Goodwill represents the excess of the purchase price consideration from the LYSY merger in 2021 over the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but instead tested for impairment on an annual basis, or more frequently if certain events or indicators of potential impairment exists, and goodwill is written down when it is determined to be impaired. In 2023, the annual goodwill impairment test performed by estimating the fair value of each reporting unit using projected future cash flows and comparing those estimated fair value with the carrying values, which include the allocated goodwill. The goodwill impairment test result in the carry value written down to its fair value with the related impairment charge of $1,132,629 in 2023 recognized in Consolidated Statements of Operations, which reduced the goodwill of this reporting unit to zero. The Company did not recognize any goodwill in 2024.

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

During the years ended December 31, 2024 and 2023, the Company provided no allowance for impairment loss on investments in unconsolidated affiliates.

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

During the year ended December 31, 2024 and 2023, the Company provided no allowance for impairment loss on other investments.

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

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2024 and 2023 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2024 and 2023.

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

NOTE 3 — RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of December 31, 2024 and December 31, 2023, the Company held cash deposits of $1,122,324 and $2,723,667, respectively.

NOTE 4 — TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2024 and December 31, 2023, we have $23,966,573 and $26,505,532 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 2.70% depending on the amount and time period invested.

NOTE 5 — REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold all 84 units in Phase 2, and sold 22 and pre-sold 12 units out of 51 units in Phase 3 as of March 25, 2025.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 25, 2025, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 595 units out of 873 of the second phase.

As of December 31, 2024, land use rights included in real estate property under development totaled $63,953,601.

NOTE 6 — OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2024	2023
Advances to staff	$85,662	$20,042
Rental deposits	703,326	719,354
Prepaid expense	21,910	48,462
Prepaid tax	5,500,285	6,242,218
Other receivables	1,938,027	2,283,757
	$8,249,209	$9,321,913

Prepaid tax is taxes prepaid from the apartment sold but have not delivered to the owner of HATX project with the amount of $4,217,388 and Linyi project with the amount of $1,282,898.

Other receivables and deposits as of December 31, 2024 are stated net of allowance for doubtful accounts of $1,629,137 (2023: $1,265,984). Other receivables of $1,938,027 mainly consists of $774,860 from Shanghai Wu Zhao Hao, and $996,887 of proxy payment repair and maintenance fund of HATX project.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2024	2023
Furniture and fixtures	$90,761	$260,488
Computer and office equipment	204,016	189,592
Motor vehicles	23,079	609,003
Properties	2,104,706	2,136,116
	2,422,562	3,195,199
Less: Accumulated depreciation	1,989,260	2,467,105
	$433,302	$728,094

During the year ended December 31, 2024, depreciation and amortization expense for property and equipment amounted to $128,095.

NOTE 8 — INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2024	2023
Investment properties	$40,519,088	$41,123,783
Less: Accumulated depreciation	(13,797,598)	(12,213,208)
	$26,721,490	$28,910,575

During the year ended December 31, 2024, depreciation and amortization expense for investment properties amounted to $1,782,851.

NOTE 9 — INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%), DEWSY (Shanghai Da Er Wei Industries Co., Ltd, 19.6%) and SHTX (19.9%). As of December 31, 2024, the investment amount in SHDEW was $12,326,253, DEWSY was $544,761 and in SHTX was $27,823.

SHDEW was established in June 2013 as a skincare and cosmetic company which develops its own skincare products. SHDEW sells products under its own brands as well as the products of third parties. The products include skincare, cosmetics, personal care products such as soaps, shampoos, skin care devices and children’s apparel. SHDEW is improving its own online shopping platform where consumers can purchase its cosmetics and skincare products as well as products imported into China. The online shopping platform has been in operation since 2017.

NOTE 10 — OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024 and December 31, 2023, the carrying amount of the Company’s measurement alternative investments was $632,373 and $641,810, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2024 and 2023, respectively.

NOTE 11 — PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,391,130 and $1,411,891 as of December 31, 2024 and December 31, 2023, respectively.

The promissory note with a principal as of December 31, 2024 amounting to $695,565 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $695,565 and $705,945, respectively.

The promissory note with a principal as of December 31, 2024 amounting to $695,565 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2024, and December 31, 2023, the outstanding principal and unpaid interest related to this promissory note amounted to $695,565 and $705,945, respectively.

During the year ended December 31, 2024 and 2023, there were no interest expenses related to these promissory notes.

NOTE 12 — AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2024	2023
Lin Chi-Jung	$723,786	$451,640
Lin Hsin-Hung	19,601	20,464
	$743,387	$472,104

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 13 — ACCOUNTS PAYABLE

As of December 31, 2024, and 2023, the balances of accounts payable were $16,871,500 and $24,885,181 respectively. The balance of accounts payable as of December 31, 2024 included unpaid development fee of Linyi project of $3,245,376 and HATX project of $12,569,153. The remaining balance was due to agents of the operating business.

NOTE 14 — CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project recognized its revenue along with customer deposit, as of December 31, 2024, the pre-sales amounted to $3,912,014. The HATX project has started pre-sales in December 2019, as of December 31, 2024 the pre-sales amounted to $13,562,460.

NOTE 15 — AMOUNT DUE TO AFFILIATES

As of December 31, 2024, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $33,330,341 and JXSY, $492,912, was an intercompany transfer for day-to- day operations.

NOTE 16 — OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2024	2023
Accrued staff commission and bonus	$35,082	$44,572
Rental deposits received	322,799	188,355
Bid bond	58,427	78,763
Other payables	6,692,811	6,850,684
Dividends payable to non-controlling interest	—	189,977
	$7,109,119	$7,352,352

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment, it’s mainly from the advance from SHSJ, our related party, at the amount of $6,550,386 for the benefit of HATX project.

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

	Year Ended December 31,
	2024	2023
Income /(loss) before income tax expense
Income /(loss) from China operations	$(6,476,555)	$(3,479,331)
Income /(loss) from non-China operations	(448,716)	—

Total income /(loss) before income tax expense	(6,925,271)	(3,479,331)

Income tax expense applicable to China operations
Current tax	68,230	1,095,356
Deferred tax	—	—

Subtotal income tax expense applicable to China operations	68,230	1,095,356
Non-China income tax expense/(benefit)	—	—
Total income tax expense	$68,230	$1,095,356

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

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2024	2023
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	0%	0%
Effect of income not taxable for PRC tax purposes	(1.1)%	(31.5)%
Under (Over)-provision for income taxes in prior years	0.0%	0%
Effective income tax rate	(0.99)%	(31.5)%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss from operations	$—	$—
Total deferred tax assets	—	—
Less: Valuation allowance	—	—

Net deferred tax assets	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $NIL as of December 31, 2024 (2023: $NIL).

The Company adopted ASC 740-10-25 Accounting for Uncertainty in Income Taxes and such adoption did not have any material impact on the accompanying consolidated financial statements. The Company is subject to income taxes in the PRC. Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. All tax positions taken, or expected to be taken, continue to be more likely than not ultimately settled at the full amount claimed. The Company’s tax filings are subject to the PRC tax bureau’s examination for a period of up to five years. The Company is not currently under any examination by the PRC tax bureau.

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2024, the Company’s statutory reserve fund was $3,893,120.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2024 and 2023 were $58,726 and $100,289, respectively.

As of December 31, 2024, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$—
Two to five years	—
$—

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Year Ended December 31, 2024
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$452,832	$15,156,003	$—	$—	$15,608,835
Cost of revenues	(748,119)	(12,747,162)	—	—	(13,495,281)
Gross profit	(295,287)	2,408,841	—	—	2,113,554

Operating expenses	(375,300)	(1,031,730)	—	—	(1,407,030)
General and administrative expenses	(1,013,919)	(1,093,765)	—	(727,873)	(2,835,557)
Operating loss	(1,684,506)	283,346	—	(727,873)	(2,129,033)

Other income (expenses)
Interest income	269,474	32,611	—	96,195	398,280
Interest expense	—	(2,249,624)	—	—	(2,249,624)
Real estate property under development impairment	—	(11,321,232)	—	—	(11,321,232)
Other income, Net	269,474	2,358	54,048	(3,030,114)	(2,973,708)
Total other (expenses) income	269,474	(13,508,727)	54,048	(2,933,919)	(16,119,124)

Income (loss) before income taxes	(1,415,032)	(13,225,381)	54,048	(3,661,792)	(18,248,157)
Income tax	—	(84,235)		—	(84,235)
Net Income (loss)	$(1,415,032)	$(13,309,616)	$54,048	$(3,661,792)	$(18,332,392)

	Year Ended December 31, 2023
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$652,371	$24,181,492	$—	$—	$24,833,863
Cost of revenues	(868,012)	(19,021,468)	—	—	(19,889,480)
Gross profit	(215,642)	5,160,025	—	—	4,944,383

Operating expenses	(261,965)	(1,540,593)	—	—	(1,802,558)
General and administrative expenses	(1,919,153)	(1,257,907)	—	(578,706)	(3,755,767)
Operating loss	(2,396,760)	2,361,525	—	(578,706)	(613,942)

Other income (expenses)
Interest income	43,310	490,030	—	299,121	832,461
Interest expense	—	(3,226,658)	—	—	(3,226,658)
Real estate property under development impairment	—	(19,590,407)	—	—	(19,590,407)
Goodwill impairment	—	—	—	(1,132,629)	(1,132,629)
Other income, Net	—	(24,432)	36,634	(1,447,489)	(1,435,287)
Total other (expenses) income	(43,310)	(22,351,467)	36,634	(2,280,997)	(24,552,520)

Income (loss) before income taxes	(2,353,450)	(19,989,943)	36,634	(2,859,703)	(25,166,462)
Income tax	—	(1,095,356)	—	—	(1,095,356)
Net Income (loss)	$(2,353,450)	$(21,085,299)	$36,634	$(2,859,703)	$(26,261,818)

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2024
Real estate property under development	$—	$63,953,601	$—	$—	$63,953,601
Total assets	8,492,443	90,606,276	37,980,754	37,620,032	174,699,505

As of December 31, 2023
Real estate property under development	$—	$88,742,269	$—	$—	$88,742,269
Total assets	10,865,377	116,436,604	40,238,677	40,334,398	207,875,056

NOTE 21 — RELATED PARTY TRANSACTIONS

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

We rented an office about 71sqm in Pudong, Shanghai from SHDEW, our related party for $2,532 per month for one year period.

The unpaid interest for the loan with SHSJ, our related party was $6,593,451 at the end of 2024. The accrued interest on the loan with SHSJ was $2,249,624 in 2024.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2024 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2024.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2024.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

●	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
●	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	65	Director
July 20, 2022	LIN YUAN-CHIANG	49	Director
July 20, 2022	CHANG SHU-CHEN	57	Director
November 28, 2006	LIN HSIN-HUNG	70	Chairman
November 23, 2004	LI XIAO-GANG	66	Director
July 20, 2022	GU LIANG	50	Director
November 8, 2019	ZHANG JIAN	58	Chief Executive Officer
June 24, 2013	MI YONG JUN	51	Chief Financial Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 65, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin stepped down as CEO on January 30, 2018.

Lin Yuan-Chiang, Director (Affiliated)

Mr. Lin, age 49, is the Vice President of Administration for Linyi Shangyang Real Estate, a position that he has held since 2012. Previously, he was the Sales Manager for one of our real estate projects based in Sanya from 2008 to 2012. He graduated from Nanqiang Highschool in 1993 and has been affiliated with the Company as an employee for many years, where he obtained an in-depth insight on the Company’s workings and operations. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Chang Shu-Chen, Director (Affiliated)

Mrs. Chang, age 57, is the Director of Internal Auditing and Finance for Shanghai Daerwei Trading Limited, a position that she has held since 2016. Prior to joining Daerwei, she was the Secretary of the General Manager at Sansha Electric Manufacturing from 2010 to 2016. Mrs. Chang holds a bachelor’s degree in Japanese from the Utsunomiya University. The Company is confident that Mrs. Chang’s exemplary internal auditing skills will be beneficial to our operations. Mrs. Chang is the sister-in-law to our founder and director, Mr. Lin Chi Jung. Mrs. Chang is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin Hung, age 70, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Gu Liang, Director (Independent)

Mr. Gu, age 50, is a partner with Shanghai Wolun Investment Management, a position he held since 2016. Mr. Liang also served as Vice President at Shanghai Xuan Lun Investment Consultancy from 2012 to 2015. Mr. Gu graduated from Shanghai Jiao Tong University with a bachelor’s degree in Economics in 1997. Through his experiences, Mr. Liang developed a deep understanding of capital markets and investment strategies, thereby making him a beneficial member of the Board. Mr. Gu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 66, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Jian, Chief Executive Officer

Mr. Zhang, age 58, has more than 23 years of experiences in the business sector. Since 2017, Mr. Zhang has been a senior consultant at the Company’s subsidiary, Shanghai Shang Yang Investment Management and Consulting Co., Ltd, where he has been advising the Company’s operations as a group. Previously, Mr. Zhang was the Deputy General Manager at Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd., where he was in charge of its risk management. Prior to that, Mr. Zhang was the Chief Financial Officer at Beijing Kaizhe Fashion Technology Co., Ltd, from 2010 to 2015, and the Head of Credit Portfolio Management at ABN AMRO Bank in China, where he was focusing on the transaction originations, risk management, and balance sheet control for the bank’s credit portfolios. Mr. Zhang received a Bachelor of Economics from Fudan University in China in 1992, and a Master of Business Administration from Shanghai Jiaotong University in China in 2001.

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 51, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2024, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

Information Concerning our Board and Committees of our Board

The Company’s Board has three standing committees: an Audit Committee, Governance and Nominating Committee, and a Compensation Committee. We have an Audit Committee Charter, Governance and Nominating Committee Charter and Compensation Committee Charter. Except for Lin Yuan - Chiang and Chang Shu Chen, all of our directors serving on our committees are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under.

Insider Trading Policy

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so as only two members of management own shares of Common Stock of the Company, and due to the lack of equity awards granted to management

Audit Committee and Audit Committee Financial Expert

Our Board established the Audit Committee on August 23, 2005 and was revised on April 3, 2024. The Audit Committee consists of two members Li Xiao Gang and Gu Liang all of whom are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under. With Mr Li Xiao Gang as the Audit Committee’s financial expert under Item 407(d)(5) of Regulation S-B.

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

Compensation Committee

The Compensation Committee of the Board consists of Mr. Li Xiao gang and Mrs. Chang Shu Chen. The primary duties of the Compensation Committee are to annually review and approve the Company’s compensation strategy to ensure that employees are rewarded appropriately; review annually and approve corporate goals and objectives relevant to executive compensation; annually review and determine elements of compensation of the CEO and other officers; and review and recommend compensation for non-

employee members of our Board. The Compensation Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

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

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $40,000 in fiscal years 2024, 2023 and 2022 for services rendered to the Company and its subsidiaries.

							Change in
							Pension
							Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhang Jian	2024	68,917	—	—	—	—	—	—	68,917
CEO (since November 8, 2019	2023	68,917	—	—	—	—	—	—	68,917
	2022	68,917	6,461	—	—	—	—	—	75,378

Mi Yong Jun	2024	43,074	—						43,074
CFO (since June 24, 2013)	2023	43,074	2,611						45,685
	2022	43,074	5,312						48,386

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2025, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

		Amount and Nature of
Title of Class	Name and Address	Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung Hengfeng Road, No. 638, 5th Fl., Bldg. A	43,011,400	(1)	62.61%

Common	Lin Hsin-Hung Hengfeng Road, No. 638, 5th Fl., Bldg. A	334,750	(2)	0.49%

All Directors and Officers as a Group		43,346,159	(3)	63.1%
Common	Better Time International	3,530,000	(4)	5.14%

Common	Good Speed Services Limited	3,469,572	(5)	5.05%

Non-Officers and Directors		6,999,572		10.19%
(1)	These shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficial owner.
(2)	These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.
(3)	Except reported herein, other directors and officers do not own any Company’s common stocks.
(4)	The beneficiary owner of Better Time International is Wang Chun-Chieh.
(5)	The beneficiary owner of Good Speed Services Limited is Yuan Chi Lung.

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

Amounts Due To (From) Directors

The amounts due to directors as of December 31, 2024 were $743,388. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2024 was $723,787, which includes unsecured advances and unpaid interest.

Amount Due to Lin Hsin-Hung

The amount due to Lin Hsin-Hung as of December 31, 2024 was $19,601, which is unsecured, interest-free and payable on demand.

Director Independence

Li Xiao-Gang and Gu liang are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2024 and 2023, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2024 and 2023.

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

DATE: April 29, 2025

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	April 29, 2025
Lin Chi-Jung

/s/ Chang Shu-Chen	Director	April 29, 2025
Chang Shu-Chen

/s/ Lin Yuan-Chiang	Director	April 29, 2025
Lin Yuan-Chiang

/s/ Lin Hsin-Hung	Chairman	April 29, 2025
Lin Hsin-Hung

/s/ Gu Liang	Director	April 29, 2025
Gu liang

/s/ Li Xiao-Gang	Director	April 29, 2025
Li Xiao-Gang