Form 10-Q
period 2025-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2025-08-19
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 14, 2025 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$16,197,325	$19,945,761
Restricted cash (Note 3)	760,941	1,122,324
Transactional financial assets (Note 4)	21,412,573	23,966,573
Accounts receivable	7,932,660	328,427
Real estate property under development (Note 5)	55,803,692	63,953,601
Amount due from an unconsolidated affiliate	16,729,556	15,964,637
Other receivables and deposits, net (Note 6)	5,806,504	8,249,209
Total current assets	124,643,251	133,530,532

Property and equipment, net (Note 7)	362,476	433,302
Investment properties, net (Note 8)	25,947,067	26,721,490
Investment in an unconsolidated affiliate (Note 9)	13,508,892	13,381,808
Other investments (Note 10)	635,005	632,373
Total assets	$165,096,691	$174,699,505

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,396,921	1,391,130
Accounts payable (Note 14)	14,445,618	16,871,500
Amounts due to directors (Note 12)	746,483	743,387
Amount due to an affiliate (Note 15)	27,844,139	33,823,253
Customer deposits (Note 16)	16,576,909	17,502,037
Other payables and accrued expenses (Note 13)	7,088,214	7,109,119
Other taxes payable	88,175	278,236
Income taxes payable (Note 17)	1,581	6,105
Total current liabilities	68,188,040	77,724,767

Long-term income tax payable (Note 17)	—	—
Total liabilities	68,188,040	77,724,767

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 19)	3,893,120	3,893,120
Retained Earnings	91,270,647	90,363,630
Accumulated other comprehensive income	6,594,386	6,095,427
Total equity of Sunrise Real Estate Group, Inc.	110,555,080	109,149,104
Non-controlling interests	(13,646,429)	(12,174,366)
Total shareholders’ equity	96,908,651	96,974,738
Total liabilities and shareholders’ equity	$165,096,691	$174,699,505

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$1,642,693	$4,448,410	$11,430,479	$6,348,124
Cost of revenues	(623,377)	(3,759,381)	(10,512,301)	(5,666,227)
Gross profit (loss)	1,019,316	689,029	918,178	681,897

Operating expenses	(255,988)	(353,624)	(602,529)	(671,479)
General and administrative expenses	(915,091)	(684,614)	(1,522,961)	(1,375,431)
Operating profit (loss)	(151,763)	(349,209)	(1,207,312)	(1,365,013)

Other income (expenses)
Interest income	56,471	67,201	40,020	121,898
Interest expense	(447,682)	(562,698)	(862,329)	(1,126,174)
Other income (loss), net	2,557,036	(3,271,230)	1,798,091	(6,545,190)
Total other Income (loss)	2,165,825	(3,766,727)	975,782	(7,549,466)

Income (loss) before income taxes	2,014,062	(4,115,936)	(231,530)	(8,914,479)
Income tax benefit (expense)	(276,656)	(169,070)	(278,541)	(169,216)
Net income (loss)	1,737,406	(4,285,006)	(510,071)	(9,083,695)
Less: Net (income) loss attributable to non-controlling interests	84,225	685,097	1,417,088	1,476,806
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$1,821,631	$(3,599,909)	$907,017	$(7,606,889)
Net income (loss)	1,737,406	(4,285,006)	(510,071)	(9,083,695)
Other comprehensive income (loss) Foreign currency translation adjustment	784,336	(469,694)	443,984	(794,617)
Comprehensive income (loss)	2,521,742	(4,754,700)	(66,087)	(9,878,312)

Less: Comprehensive income (loss) attributable to non-controlling interests	122,383	666,200	1,472,063	1,453,006
Total comprehensive income (loss) attributable to shareholders	2,644,125	(4,088,500)	1,405,976	(8,425,306)
Earnings (loss) per share – basic and fully diluted	$0.03	$0.05	$0.01	$(0.11)

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2024	68,691,925	$686,919	$8,110,008	$3,893,120	$90,363,630	$6,095,427	$(12,174,366)	$96,974,738
Profit (loss) for the year	—	—	—	—	907,017		(1,417,088)	(510,071)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	498,959	(54,975)	443,984
Balance, June 30, 2025	68,691,925	686,919	8,110,008	3,893,120	91,270,647	6,594,386	(13,646,429)	96,908,651

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2025	68,691,925	$686,919	$8,110,008	$3,893,120	$89,449,016	$5,771,892	$(13,524,046)	$94,386,909
Profit (loss) for the year	—	—	—	—	1,821,631	—	(84,225)	1,737,406
Translation of foreign operations	—	—	—	—	—	822,494	(38,158)	784,336
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2025	68,691,925	686,919	8,110,008	3,893,120	91,270,647	6,594,386	(13,646,429)	96,908,651

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$99,169,737	$7,311,786	$(3,072,696)	$116,192,372
Profit (loss) for the year	—	—	—	—	(7,606,889)	—	(1,476,806)	(9,083,695)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(818,417)	23,800	(794,617)
Balance, June 30, 2024	68,691,925	686,919	8,110,008	3,986,618	91,562,848	6,493,369	(4,525,702)	106,314,060

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2024	68,691,925	$686,919	$8,110,008	$3,986,618	$95,162,757	$6,981,860	$(3,859,502)	$111,068,760
Profit (loss) for the year	—	—	—	—	(3,599,909)	—	(685,097)	(4,285,006)
Translation of foreign operations	—	—	—	—	—	(488,591)	18,897	(69,694)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2024	68,691,925	686,919	8,110,008	3,986,618	91,562,848	6,493,369	(4,525,702)	106,314,060

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(510,071)	$(9,083,695)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	931,446	1,004,617
Loss (Gain) on disposal of property, plant and equipment	—	—
Changes in assets and liabilities
Accounts receivable	(7,579,889)	359,628
Real estate property under development	8,390,702	4,705,607
Customer Deposits	(994,970)	1,933,871
Amount due from unconsolidated affiliates	(6,797,769)	1,126,462
Other receivables and deposits	2,469,559	507,062
Net cash from directors	1	(7,113)
Accounts payable	(2,488,571)	(4,107,021)
Dividends	—	—
Other payables and accrued expenses	(50,346)	286,445
Other taxes payable	(190,641)	(20,705)
Income taxes payable	(4,536)	(842,633)
Net cash provided by (used in) operating activities	(6,825,085)	(4,137,475)

Cash flows from investing activities
Purchases of property and equipment	—	(17,625)
Net Cash from Transactional financial assets	2,645,749	8,953,952
Net cash provided by (used in) investing activities	2,645,749	8,936,327

Cash flows from financing activities
Restricted cash	—	—
Net cash provided (used in) financing activities	—	—

Effect of exchange rate changes on cash and, cash equivalents and restricted cash	69,517	(263,678)

Net increase in cash, and cash equivalents and restricted cash	(4,109,819)	4,535,174
Cash, and cash equivalents and restricted cash at beginning of period	21,068,085	23,177,131
Cash, and cash equivalents and restricted cash at end of period	$16,958,266	$27,712,305

Supplemental disclosure of cash flow information
Income taxes paid	$278,541	$1,018,054
Interest paid	—	—

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

As of June 30, 2025, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Shangyang International PTE. LTD.	August 19,2022	SINGAPORE	100%	Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd. (SYIP)	Oct. 20, 2020	PRC	19.58%	Subsidiary	Investment holding
Shanghai Zhuangyanting Trading Co., Ltd. (SHZYT)	Sep. 21, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Shifengmei Brand Mgmt. Co., Ltd. (SHSFM)	Nov. 27, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Aoyue Bio-Tech Co., Ltd. (SHAY)	Nov. 27, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Maitinghao Trading Co., Ltd. (SHMTH)	Sep. 21, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Xinshangyang Creative Communication Co., Ltd. (SHXSY)	Dec. 25, 2024	PRC	100%	Subsidiary	Streaming platform
1.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
2.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. According to a resolution adopted by the shareholders of SHDEW in October 31,2023, SHDEW will close its operations at the end of 2026.
3.	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of June 30, 2025 and the results of operations for the six months ended June 30, 2025 and 2024, and the cash flows for the six months ended June 30, 2025 and 2024. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Principles of Consolidation

The condensed consolidated financial statements include the financial statements of SRRE. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated on consolidation.

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

The exchange rates as of June 30, 2025 and December 31, 2024 are $1: RMB7.1586 and $1: RMB7.1884, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of August 12, 2024. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 as of August 11, 2025. Phase 3 began construction in first quarter of 2021 and sold 36 units out of 51 units as of August 11, 2025. Of the 36 units, 25 units completed its handover while 11 units were pre-sold and have not completed its handover. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of August 11, 2025, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 599 units out of 873 units of the second phase.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2025, and December 31, 2024, the Company held cash deposits of $760,941 and $1,122,324, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2025, we have $21,412,573 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 3.65% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of August 11, 2025. As to Phase 3, we sold 36 units out of 51 units as of August 11, 2025. Of the 36 units, 25 units completed their handover while 11 units were pre-sold and have not completed their handover.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of August 11, 2025, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 599 out of 873 units of the second phase.

As of June 30, 2025, land use rights included in real estate property under development totaled $55,803,692.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2025	2024
Advances to staff	$137,741	85,662
Rental deposits	357,037	703,326
Prepaid expense	22,002	21,910
Prepaid tax	3,451,240	5,500,285
Other receivables	1,838,483	1,938,027
	$5,806,504	$8,249,209

Other receivables and deposits as of June 30, 2025 and December 31, 2024 were stated net of allowance for doubtful accounts of $1,635,919 and $1,629,137, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$108,857	$90,761
Computer and office equipment	217,485	204,016
Motor vehicles	565,739	23,079
Properties	1,540,202	2,104,706
	2,432,283	2,422,562
Less: Accumulated depreciation	(2,069,807)	(1,989,260)
	$362,476	$433,302

Depreciation and amortization expense for property and equipment amounted to $931,446 and $1,004,617 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2025	2024
Investment properties	$40,687,762	$40,519,088
Less: Accumulated depreciation	(14,740,695)	(13,797,598)
	$25,947,067	$26,721,490

Depreciation and amortization expense for investment properties amounted to $882,983 and $892,505 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, DEWSY (19.58%), SHAY(19.91%), SHZYT(19.91%), SHSFM(19.91%), SHMTH(19.91%) and SHTX (19.91%). As of June 30, 2025, the investment amount in SHDEW was $12,377,565, DEWSY was $547,029, SHAY was $154,831, SHZYT was $278,179, SHSFM was $35,243, SHMTH was $88,107, and SHTX was $27,938.

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

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s measurement alternative investments was $635,005 and $632,373, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended June 30, 2025 and 2024, respectively.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,396,921 and $1,391,130 as of June 30, 2025 and December 31, 2024, respectively.

The promissory note with a principal as of June 30, 2025 amounting to $698,460 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2025, and December 31, 2024, the outstanding principal and unpaid interest related to this promissory note amounted to $698,460 and $695,565, respectively.

The promissory note with a principal as of June 30, 2025 amounting to $698,460 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2025, and December 31, 2024, the outstanding principal and unpaid interest related to this promissory note amounted to $698,460 and $695,565, respectively.

For the six months ended June 30, 2025, the interest expense related to these promissory notes was $NIL.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2025	2024
Lin Chi-Jung	$726,235	$723,786
Lin Hsin-Hung	20,247	19,601
	$746,482	$743,387

(a)	The balances due to Lin Chi-Jung consist of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2025	2024
Accrued staff commission and bonus	$34,033	$35,082
Rental deposits received	257,657	322,799
Bid bond	62,864	58,427
Other payables	6,733,661	6,692,811
	$7,088,214	$7,109,119

NOTE 14 – ACCOUNT PAYABLE

As of June 30, 2025, and December 31, 2024, the balances of accounts payable were $14,445,618 and $16,871,500 respectively. The balance of accounts payable as of June 30, 2025 included unpaid development fee of Linyi project of $2,861,362 and HATX project of $10,523,730. The remaining balance was due to agents of the operating business.

NOTE 15 – AMOUNT DUE TO AFFILIATES

As of June 30, 2025, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $27,349,426 and JXSY was $494,713, was an intercompany transfer for day-to-day operations.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre-sales in November 2013 and in 2019, the Linyi project recognized its revenue along with customer deposit; as of June 30, 2025, the pre-sales amounted to $3,262,595. The HATX project started pre-sales in December 2019; as of June 30, 2025 the pre-sales amounted to $13,295,317.

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2025 and 2024 were $31,464 and $29,352, respectively.

As of June 30, 2025, the Company had the following operating lease obligations.

Amount
Within one year	$17,269
Two to five years	—
$17,269

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2025, and December 31, 2024, the Company’s statutory reserve fund was $3,893,120 and $3,893,120, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended June 30, 2025
	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
Net revenues	$80,894	$1,561,799	$—	$—	$1,642,693
Cost of revenues	(243,785)	(379,592)	—	—	(623,377)
Gross profit	(162,892)	1,182,208	—	—	1,019,316

Operating expenses	(122,180)	(133,808)	—	—	(255,988)
General and administrative expenses	(448,125)	(461,132)	—	(5,834)	(915,091)
Operating loss	(733,197)	587,268	—	(5,834)	(151,763)

Other income (expenses)
Interest income	48,342	6,613	—	1,516	56,471
Interest expense	—	(447,682)	—	—	(447,682)
Other income, Net	(262,894)	71,649	2,748,281	—	2,557,036
Total other (expenses) income	(214,552)	(369,420)	2,748,281	1,516	2,165,825

Income (loss) before income taxes	(947,749)	217,848	2,748,281	(4,318)	2,014,062
Income tax	—	(276,656)	—	—	(276,656)
Net Income(loss)	$(947,749)	$(58,808)	$2,748,281	$(4,318)	$1,737,406

	Six Months Ended June 30, 2025
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$147,596	$11,282,883	$—	$—	$11,430,479
Cost of revenues	(396,641)	(10,115,660)	—	—	(10,512,301)
Gross profit	(249,046)	1,167,224	—	—	918,178

Operating expenses	(179,511)	(423,018)	—	—	(602,529)
General and administrative expenses	(730,516)	(525,836)	—	(266,609)	(1,522,961)
Operating loss	(1,159,073)	218,370	—	(266,609)	(1,207,312)

Other income (expenses)
Interest income	27,137	12,613	—	270	40,020
Interest expense	—	(862,329)	—	—	(862,329)
Other income, Net	—	49,724	12,104	1,736,263	1,798,091
Total other (expenses) income	27,137	(799,992)	12,104	1,736,533	975,782

Income (loss) before income taxes	(1,131,936)	(581,622)	12,104	1,469,924	(231,530)
Income tax	—	(278,541)	—	—	(278,541)
Net Income (loss)	$(1,131,936)	$(860,163)	$12,104	$1,469,924	$(510,071)

	Three Months Ended June 30, 2024
	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
Net revenues	$91,122	$4,357,288	$—	$—	$4,448,410
Cost of revenues	(195,371)	(3,564,010)	—	—	(3,759,381)
Gross profit	(104,249)	793,278	—	—	689,029

Operating expenses	(83,789)	(269,835)	—	—	(353,624)
General and administrative expenses	(229,379)	(449,401)	—	(5,834)	(684,614)
Operating loss	(417,417)	74,042	—	(5,834)	(349,209)

Other income (expenses)
Interest income	58,964	6,721	—	1,516	67,201
Interest expense	—	(562,698)	—	—	(562,698)
Other income, Net	(197,345)	6,100	(3,079,985)	—	(3,271,230)
Total other (expenses) income	(138,381)	(549,877)	(3,079,985)	1,516	(3,766,727)

Income (loss) before income taxes	(555,799)	(475,835)	(3,079,985)	(4,318)	(4,115,936)
Income tax	—	(169,070)	—	—	(169,070)
Net Income(loss)	$(555,799)	$(644,905)	$(3,079,985)	$(4,318)	$(4,285,006)

	Six Months Ended June 30, 2024
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$129,105	$6,219,019	$—	$—	$6,348,124
Cost of revenues	(325,575)	(5,340,652)	—	—	(5,666,227)
Gross profit	(196,469)	878,366	—	—	681,897

Operating expenses	(185,773)	(485,706)	—	—	(671,479)
General and administrative expenses	(437,009)	(564,545)	—	(373,877)	(1,375,431)
Operating loss	(819,251)	(171,885)	—	(373,877)	(1,365,013)

Other income (expenses)
Interest income	26,262	15,748	—	79,888	121,898
Interest expense	—	(1,126,174)	—	—	(1,126,174)
Other income, Net	—	3,361	31,078	(6,579,629)	(6,545,190)
Total other (expenses) income	26,262	(1,107,065)	31,078	(6,499,741)	(7,549,466)

Income (loss) before income taxes	(792,989)	(1,278,950)	31,078	(6,873,618)	(8,914,479)
Income tax	—	(169,216)	—	(13,900)	(169,216)
Net Income (loss)	$(792,989)	$(1,448,166)	$31,078	$(6,887,518)	$(9,083,695)

	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
As of June 30, 2025
Real estate property under development	$—	$55,803,692	$—	$—	$55,803,692
Total assets	11,417,363	87,496,760	35,556,470	30,626,098	165,096,691

As of June 30, 2024
Real estate property under development	—	83,502,785	—	—	83,502,785
Total assets	$12,282,871	$113,291,506	$31,064,753	$39,164,342	$195,803,472

NOTE 21 – RELATED PARTY TRANSACTIONS

None.

NOTE 22 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2025, up through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of August 11, 2025. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by the end of August 11, 2025. Phase 3 began construction in first quarter of 2021 and sold 36 units out of 51 units as of August 11, 2025. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of August 11, 2025, the Company sold 655 units out of 679 units of the first phase and sold 599 out of 873 units of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of June 30, 2025 and December 31, 2024.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the 3 months and 6 months period ended June 30, 2025 with comparisons to the same periods ended June 30, 2024.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2025	% to total	2024	% to total	% change	2025	% to total	2024	% to total	% change
Property management	310,549	18.9	457,480	10.3	(32)	642,780	5.6	644,897	10.2	(1)
House sales	1,332,144	81.1	3,990,929	89.1	(67)	10,787,698	94.4	5,703,226	89.8	89
Net revenues	1,642,693	100	4,448,409	100	(63)	11,430,478	100	6,348,123	100	80

The net revenue in the second quarter of 2025 was $1,642,693, which decreased 63% from $4,448,409 in the second quarter of 2024. The net revenue in the first two quarters of 2025 was $11,430,478, which represented an increase of 80% from $6,348,123, in the first two quarter of 2024. In the second quarter of 2025, property management, and house sales represented 18.9%, and 81.1% of our net revenues, respectively. For the first two quarters of 2025, property management, and house sales represented 5.6%, and 94.4% of our net revenues, respectively. The increase in net revenue in the first two quarter of 2025 was mainly due to more sales revenue from the Huaian project compared with the same period in 2024.

Property Management

Property management represented 5.6% of our revenue for the first two quarters of 2025 and revenue from property management decreased by 1% compared with the same period in 2024.

House sales

For the first two quarters of 2025, the Company recognized revenue of house sales of the Huaian project. House sales represented 94.4% of our revenue for the first two quarters of 2025.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2025	% to total	2024	% to total	% change	2025	% to total	2024	% to total	% change
Property management	505,942	81.2	453,396	12.1	12	949,514	9	913,640	16.1	4
House sales	117,434	18.8	3,305,985	87.9	(96)	9,562,785	91	4,752,586	83.9	101
Cost of revenues	623,376	100	3,759,381	100	(83)	10,512,299	100	5,666,226	100	85

The cost of revenues for the second quarter of 2025 was $623,376, which decreased 83% from $3,759,381 during the second quarter of 2024. The cost of revenues for the first two quarters of 2025 was $10,512,299, which increased 85% from $5,666,226 during the first two quarters of 2024. For the second quarter of 2025, property management, and house sales represented 81.2%, and 18.8% of our cost of revenues, respectively. For the first two quarters of 2025, property management, and house sales represented 9%, and 91% of our cost of revenues, respectively. The decrease in the cost of revenue in the second quarter and increase in the first two quarter of 2025 was mainly the result was when the cost of revenue was recognized stemming from the increased revenue from the Huaian project for house sales in the first quarter of 2025.

Property management

The cost of revenue for property management for the first two quarters of 2025 was $949,514, a increase of 4% from $913,640 for the same period in 2024. This was mainly due to more business from property management.

House sales

For the first two quarters of 2025, the Company recognized cost of revenue for house sales of the Huaian project. House sales represented 91% of our cost of revenue for the first two quarters of 2025.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2025	% to total	2024	% to total	% change	2025	% to total	2024	% to total	% change
Agency sales	—	—	—	—	—	7,055	1.2	—	—	—
Property management	101,876	41	169,272	47.9	(39)	234,221	38.9	269,246	40.1	(13)
House sales	147,057	59	184,351	52.1	(20)	361,253	59.9	402,232	59.9	(10)
Operating expenses	248,933	100	353,623	100	(29)	602,529	100	671,479	100	(10)

The operating expenses for the second quarter of 2025 were $248,933, which decreased 29% from $353,623, for the same period in 2024. The total operating expenses for the first two quarters of 2025 were $602,529, which decreased 10% from $671,479 for the same period in 2024. In the second quarter of 2025, property management, and house sales represented  41%, and 59% of the total operating expenses, respectively. For the first two quarters of 2025, property management, and house sales represented 38.9%, 59.9% of the total operating expenses, respectively. The decrease in the overall operating expense resulted from the decrease in house sales for the second quarter and the first two quarters of 2025.

Property management

The operating expenses for property management for the first two quarters of 2025 were $234,221, a decrease of 13% from $269,246 in the same period in 2024. The decrease is mainly due to consulting expenses relating to the business in the period in 2025.

House sales

The operating expenses for house sales for the first two quarters of 2025 were $361,253, which decreased 10% from $402,232 for the same period in 2024.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2025 were $1,522,961, which increased by 10.7% from $1,375,431 for same period in 2024.

Other income, net

Other income, net for the first two quarters of 2025 was the gain of $1,798,091, an increase of 127% from the loss $6,545,190 for the same period in 2024. The gain increased mainly due to the paper loss of our stock market investment.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors as of June 30, 2025 was $746,482. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $726,235 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $20,247 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amounts due to SHSJ and JXSY, in the amounts of $27,349,426 and $494,713 were intercompany transfers for day to day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2025, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $16,958,266.

The Company’s operating activities used cash in the amount of $6,825,085, which was primarily attributable to the real estate under development.

The Company’s investing activities provided cash resources of $2,645,749, which was primarily attributable to the net cash from transactions in financial assets.

The potential cash needs for 2025 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the Huai’an project.

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

Date: August 19, 2025
By: /s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: August 19, 2025
By: /s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer