Form 10-Q
period 2025-09-30
SUNRISE REAL ESTATE GROUP INC
filed 2025-12-12
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: December 11, 2025 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$17,119,509	$19,945,761
Restricted cash (Note 3)	115,241	1,122,324
Transactional financial assets (Note 4)	25,266,351	23,966,573
Accounts receivable	8,249,703	328,427
Real estate property under development (Note 5)	59,301,017	63,953,601
Amount due from an unconsolidated affiliate	15,447,217	15,964,637
Other receivables and deposits, net (Note 6)	5,952,288	8,249,209
Total current assets	131,451,326	133,530,532

Property and equipment, net (Note 7)	332,156	433,302
Investment properties, net (Note 8)	25,694,832	26,721,490
Investment in an unconsolidated affiliate (Note 9)	13,890,103	13,381,808
Other investments (Note 10)	308,782	632,373
Total assets	$171,677,199	$174,699,505

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,407,360	1,391,130
Accounts payable (Note 14)	17,125,203	16,871,500
Amounts due to directors (Note 12)	752,060	743,387
Amount due to an affiliate (Note 15)	28,475,586	33,823,253
Customer deposits (Note 16)	17,046,879	17,502,037
Other payables and accrued expenses (Note 13)	5,061,425	7,109,119
Other taxes payable	86,957	278,236
Income taxes payable (Note 17)	897	6,105
Dividends payables	—	—
Total current liabilities	69,956,367	77,724,767

Long-term income tax payable (Note 17)	—	—
Total liabilities	69,956,367	77,724,767

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 20)	3,893,120	3,893,120
Retained Earnings	96,071,572	90,363,630
Accumulated other comprehensive income	7,289,935	6,095,427
Total deficit of Sunrise Real Estate Group, Inc.	116,051,554	109,149,104
Non-controlling interests	(14,330,722)	(12,174,366)
Total shareholders’ equity	101,720,832	96,974,738
Total liabilities and shareholders’ equity	$171,677,199	$174,699,505

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$926,862	$7,221,619	$12,357,341	$13,569,743
Cost of revenues	(1,002,308)	(5,705,763)	(11,514,609)	(11,371,990)
Gross profit (loss)	(75,446)	1,515,856	842,732	2,197,753

Operating expenses	(335,539)	(15,464)	(938,068)	(686,943)
General and administrative expenses	(725,207)	(751,212)	(2,248,168)	(2,126,643)
Operating profit (loss)	(1,136,192)	749,180	(2,343,504)	(615,833)

Other income (expenses)
Interest income	35,880	34,405	75,900	156,303
Interest expense	(422,067)	(562,991)	(1,284,396)	(1,689,165)
Other income (loss), net	5,707,470	3,073,545	7,505,561	(3,471,645)
Total other Income	5,321,283	2,544,959	6,297,065	(5,004,507)

Income (loss) before income taxes	4,185,091	3,294,139	3,953,561	(5,620,340)

Income tax benefit (expense)	34,747	(21,673)	(243,794)	(190,889)

Net income (loss)	4,219,838	3,272,466	3,709,767	(5,811,229)
Less: Net (income) loss attributable to non-controlling interests	581,087	(142,424)	1,998,175	1,334,382
Net income attributable to shareholders of Sunrise Real Estate Group, Inc.	$4,800,925	$3,130,042	$5,707,942	$(4,476,847)
Net income (loss)	4,219,838	3,272,466	3,709,767	(5,811,229)
Other comprehensive income (loss) Foreign currency translation adjustment	592,343	2,352,355	1,036,327	1,557,738
Discontinuation of the equity method for an investment	—	—	—	—
Comprehensive income (loss)	4,812,181	5,624,821	4,746,094	(4,253,491)
Less: Comprehensive income (loss) attributable to non-controlling interests	684,293	(104,786)	2,156,356	1,348,220
Total comprehensive income (loss) attributable to shareholders	5,496,474	5,520,035	6,902,450	(2,905,271)
Earnings per share – basic and fully diluted	$0.07	$0.05	$0.08	$(0.07)

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2024	68,691,925	$686,919	$8,110,008	$3,893,120	$90,363,630	$6,095,427	$(12,174,366)	$96,974,738
Profit (loss) for the period	—	—	—	—	5,707,942	—	(1,998,175)	3,709,767
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	1,194,508	(158,181)	1,036,327
Balance, September 30, 2025	68,691,925	686,919	8,110,008	3,893,120	96,071,572	7,289,935	(14,330,722)	101,720,832

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2025	68,691,925	$686,919	$8,110,008	$3,893,120	$91,270,647	$6,594,386	$(13,646,429)	$96,908,651
Profit (loss) for the period	—	—	—	—	4,800,925	—	(581,087)	4,219,838
Translation of foreign operations	—	—	—	—	—	695,549	(103,206)	592,343
Balance, September 30, 2025	68,691,925	686,919	8,110,008	3,893,120	96,071,572	7,289,935	(14,330,722)	101,720,832

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$99,169,737	$7,311,786	$(3,072,696)	$116,192,372
Profit (loss) for the period	—	—	—	—	(4,476,847)	—	(1,334,382)	(5,811,229)
Termination of company within the consolidated statements	—	—	—	(93,498)	281,713	—	(69,222)	118,993
Translation of foreign operations	—	—	—	—	—	1,502,354	55,384	1,557,738
Balance, September 30, 2024	68,691,925	686,919	8,110,008	3,893,120	94,974,603	8,814,140	(4,420,916)	112,057,874

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, June 30, 2024	68,691,925	$686,919	$8,110,008	$3,986,618	$91,562,848	$6,493,369	$(4,525,702)	$106,314,060
Profit (loss) for the period	—	—	—	—	3,130,042	—	142,424	3,272,466
Termination of company within the consolidated statements	—	—	—	(93,498)	281,713	—	(69,222)	118,993
Translation of foreign operations	—	—	—	—	—	2,320,771	31,584	2,352,355
Balance, September 30, 2024	68,691,925	686,919	8,110,008	3,893,120	94,974,603	8,814,140	(4,420,916)	112,057,874

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Nine Months Ended Sept. 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$3,709,767	$(5,811,229)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,409,547	1,267,958
Loss (Gain) on disposal of property, plant and equipment	—	128,243
Changes in assets and liabilities
Accounts receivable	(7,853,998)	300,982
Real estate property under development	5,355,469	7,416,179
Customer Deposits	(654,071)	(4,690,658)
Amount due from unconsolidated affiliates	(4,998,227)	1,689,962
Other receivables and deposits	2,373,987	323,109
Deferred tax assets	—	—
Net cash from directors	—	(7,113)
Accounts payable	56,407	(3,710,779)
Other payables and accrued expenses	(2,113,562)	(124,460)
Dividend	—	—
Other taxes payable	(192,966)	(6,861)
Income taxes payable	(5,237)	(1,917,026)
Net cash provided by (used in) operating activities	(2,912,884)	(5,141,693)

Cash flows from investing activities
Purchases of property and equipment	—	(17,624)
Net Cash from Transactional financial assets	(1,011,984)	7,273,189
Dividend distribution of affiliates	—	—
Net cash provided by (used in) investing activities	(1,011,984)	7,255,565

Cash flows from financing activities
Dividends paid to shareholders	—	—
Net cash provided by (used in) financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	91,533	353,999

Net increase in cash and cash equivalents	(3,833,335)	2,467,871
Cash and cash equivalents, and restricted cash at beginning of period	21,068,085	23,177,131
Cash and cash equivalents, and restricted cash at end of period	$17,234,750	$25,645,002

Supplemental disclosure of cash flow information
Income taxes paid	$243,794	$2,098,086
Interest paid	—	—

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

As of September 30, 2025, the Company has the following major subsidiaries and equity investment.

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

In the opinion of the Company’s management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2025 and the results of operations for the nine months ended September 30, 2025 and 2024, and the cash flows for the nine months ended September 30, 2025 and 2024. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of September 30, 2025, and December 31, 2024 are $1: RMB7.1055 and $1: RMB7.1884, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters (“sqm”) to develop villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of 121 units as of October 31, 2025. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2. Phase 3 began construction in the first quarter of 2021 and sold 28 units out of 51 units as of October 31, 2025. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 sqm for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2025, the Company sold 655 out of 679 units of the first phase and sold 600 units out of 873 of the second phase.

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

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective approach with no restatement of comparative periods and no cumulative-effect adjustment to retained earnings recognized as of the date of adoption. A significant portion of the Company’s revenue is derived from development and sales of condominium real estate property in the PRC, with revenue previously recognized using the percentage of completion method. Under the new standard, to recognize revenue over time similar to the percentage of completion method, contractual provisions need to provide the Company with an enforceable right to payment, and the Company has no alternative use of the asset. Historically, all contracts executed by the Company contained an enforceable right to home purchase payments and the Company had no alternative use of assets. Therefore, the adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that have applied for a housing loan from their bank. This deposit is a percentage of each home buyer’s bank loan for the purpose of purchasing a home in our project. Once we complete the transfer h to the buyer, these deposits become unrestricted. As of September 30, 2025 and December 31, 2024, the Company held cash deposits of $115,241 and $1,122,324, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of September 30, 2025, we had $25,266,351 invested in bank wealth management investment products. The investments have short term maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity periods. The annualized rate of return may range from 2.08% to 2.7% depending on the amount and time period invested.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 sqm for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold 84 villas out of all 84 units in Phase 2, and sold 28 units out of 51 units in Phase 3 as of October 31, 2025.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2025, the Company sold 655 out of 679 units of the first phase and sold 600 units out of 873 of the second phase.

As of September 30, 2025, land use rights included in real estate property under development totaled $59,301,017.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	September 30,	December 31,
	2025	2024
Advances to staff	$286,944	85,662
Rental deposits	7,865	703,326
Prepaid expense	22,166	21,910
Prepaid tax	3,744,842	5,500,285
Other receivables	1,890,470	1,938,027
	$5,952,288	$8,249,209

Other receivables and deposits as of September 30, 2025 and December 31, 2024 were stated net of allowance for doubtful accounts of $1,648,144 and $1,629,137, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	September 30,	December 31,
	2025	2024
Furniture and fixtures	$101,644	$90,761
Computer and office equipment	219,110	204,016
Motor vehicles	569,968	23,079
Properties	1,551,711	2,104,706
	2,442,433	2,422,562
Less: Accumulated depreciation	(2,110,277)	(1,989,260)
	$332,156	$433,302

Depreciation and amortization expense for property and equipment amounted to $121,017 and $37,945 for the nine months ended September 30, 2025, and 2024, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	September 30,	December 31,
	2025	2024
Investment properties	$40,991,825	$40,519,088
Less: Accumulated depreciation	(15,296,993)	(13,797,598)
	$25,694,832	$26,721,490

Depreciation and amortization expense for investment properties amounted to $1,327,692 and $1,068,721 for the nine months ended September 30, 2025, and 2024, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, DEWSY (19.58%), SHAY(19.91%), SHZYT(19.91%), SHSFM(19.91%), SHMTH(19.91%) and SHTX (19.91%). As of September 30, 2025, the investment amount in SHDEW was $12,470,064, DEWSY was $551,117, SHAY was $155,988, SHZYT was $280,258, SHSFM was $35,506, SHMTH was $88,765, and SHTX was $28,147.

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

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s measurement alternative investments was $308,782 and $632,373, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended September 30, 2025 and 2024, respectively.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,407,360 and $1,391,130 as of September 30, 2025 and December 31, 2024, respectively.

The promissory note with outstanding principal as of September 30, 2025 amounting to $703,680 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of September 30, 2025, and December 31, 2024, the outstanding principal and unpaid interest related to this promissory note amounted to $703,680 and $695,565, respectively.

For the nine months ended September 30, 2025, the interest expense related to these promissory notes was $NIL.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	September 30,	December 31,
	2025	2024
Lin Chi-Jung	$731,662	$723,786
Lin Hsin-Hung	20,398	19,601
	$752,060	$743,387

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

	September 30,	December 31,
	2025	2024
Accrued staff commission and bonus	$34,312	$35,082
Rental deposits received	298,830	322,799
Bid bond	53,761	58,427
Other payables	4,674,522	6,692,811
	$5,061,425	$7,109,119

NOTE 14 – ACCOUNT PAYABLE

Account payable was mostly derived from our property development of the Linyi project and the HATX project. As of September 30, 2025, and December 31, 2024, the Company’s account payable amounted to $17,125,203 and $16,871,500, respectively.

NOTE 15 – AMOUNT DUE TO AFFILIATES

As of September 30, 2025, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $27,977,176. The amount due to JXSY was $498,410, which was an intercompany transfer for day-to-day operations.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits were mostly derived from our property development of the Linyi project and the HATX project, which was pre-sale collection from our customers. As of September 30, 2025, and December 31, 2024, the Company’s customer deposits amounted to $17,046,879 and $17,502,037, respectively.

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the nine months ended September 30, 2025 and 2024 were $31,995 and $55,047, respectively.

As of September 30, 2025, the Company had the following operating lease obligations.

Amount
Within one year	$10,144
Two to five years	—
$10,144

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of September 30, 2025, and December 31, 2024, the Company’s statutory reserve fund was $3,893,120 and $3,893,120, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended September 30, 2025
	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
Net revenues	$(1,664)	$928,526	$—	$—	$926,862
Cost of revenues	(263,195)	(739,113)	—	—	(1,002,308)
Gross profit	(264,859)	189,413	—	—	(75,446)

Operating expenses	(130,914)	(204,625)	—	—	(335,539)
General and administrative expenses	(415,603)	(303,770)	—	(5,834)	(725,207)
Operating gain (loss)	(811,376)	(318,982)	—	(5,834)	(1,136,192)

Other income (expenses)
Interest income	32,352	2,012	—	1,516	35,880
Interest expense	—	(442,067)	—	—	(422,067)
Other income, Net	(192,793)	18,685	5,881,578	—	5,707,470
Total other (expenses) income	(160,441)	(401,370)	5,881,578	1,516	5,321,283

Income (loss) before income taxes	(971,817)	(720,352)	5,881,578	(4,318)	4,185,091
Income tax	—	34,747	—	—	34,747
Net Income (loss)	$(971,817)	$(685,605)	$5,881,578	$(4,318)	$4,219,838

	Nine Months Ended September 30, 2025
	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
Net revenues	$145,932	$12,211,409	$—	$—	$12,357,341
Cost of revenues	(659,837)	(10,854,772)	—	—	(11,514,609)
Gross profit	(513,905)	1,356,637	—	—	842,732

Operating expenses	(310,425)	(627,643)	—	—	(938,068)
General and administrative expenses	(1,146,119)	(739,282)	—	(362,767)	(2,248,168)
Operating loss	(1,970,449)	(10,288)	—	(362,767)	(2,343,504)

Other income (expenses)
Interest income	60,971	14,625	—	304	75,900
Interest expense	—	(1,284,396)		—	(1,284,396)
Other income, Net	—	68,409	17,137	7,420,015	7,505,561
Total other (expenses) income	60,971	(1,201,362)	17,137	7,420,319	6,297,065

Income (loss) before income taxes	(1,909,478)	(1,211,650)	17,137	7,057,552	3,953,561
Income tax	—	(243,794)	—	—	(243,794)
Net Income (loss)	$(1,909,478)	$(1,455,444)	$17,137	$7,057,552	$3,709,767

	Three Months Ended September 30, 2024
	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
Net revenues	$267,547	$6,954,072	$—	$—	$7,221,619
Cost of revenues	(258,216)	(5,447,547)	—	—	(5,705,763)
Gross profit	9,331	1,506,525	—	—	1,515,856

Operating expenses	270,514	(285,978)	—	—	(15,464)
General and administrative expenses	(198,156)	(547,222)	—	(5,834)	(751,212)
Operating gain (loss)	81,689	673,325	—	(5,834)	749,180

Other income (expenses)
Interest income	21,398	11,491	—	1,516	34,405
Interest expense	—	(562,991)	—	—	(562,991)
Other income, Net	(199,100)	(7,855)	3,264,790	—	3,073,545
Total other (expenses) income	(177,702)	(543,645)	3,264,790	1,516	2,544,959

Income (loss) before income taxes	(96,013)	129,680	3,264,790	(4,318)	3,294,139
Income tax	—	(21,673)	—	—	(21,673)
Net Income(loss)	$(96,013)	$108,007	$3,264,790	$(4,318)	$3,272,466

	Nine Months Ended September 30, 2024
	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
Net revenues	$396,653	$13,173,090	$—	$—	$13,569,743
Cost of revenues	(583,791)	(10,788,199)	—	—	(11,371,990)
Gross profit	(187,138)	2,384,891	—	—	2,197,753

Operating expenses	84,741	(771,684)	—	—	(686,943)
General and administrative expenses	(635,165)	(840,010)	—	(651,468)	(2,126,643)
Operating loss	(737,562)	773,197	—	(651,468)	(615,833)

Other income (expenses)
Interest income	33,116	27,239	—	95,948	156,303
Interest expense	—	(1,689,165)	—	—	(1,689,165)
Other income, Net	—	11,216	44,259	(3,527,120)	(3,471,645)
Total other (expenses) income	33,116	(1,650,710)	44,259	(3,431,172)	(5,004,507)

Income (loss) before income taxes	(704,446)	877,513	44,259	(4,082,640)	(5,620,340)
Income tax	—	(190,889)	—	—	(190,889)
Net Income (loss)	$(704,446)	$(1,068,402)	$44,259	$(4,082,640)	$(5,811,229)

	Property	Real Estate	Investment
	Brokerage Services	Development	Transaction	Others	Total
As of September 30, 2025
Real estate property under development	$—	$59,301,017	$—	$—	$59,301,017
Total assets	12,881,126	91,453,084	39,465,236	27,877,753	171,677,199

As of September 30, 2024
Real estate property under development	—	82,177,354	—	—	82,177,354
Total assets	$13,903,448	$109,910,281	$33,666,951	$38,356,614	$195,837,394

NOTE 21 – RELATED PARTY TRANSACTIONS

We rented an office about 71sqm in Pudong, Shanghai from SHDEW, our related party for $2,600 per month for one year period.

NOTE 22 - SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from October 1, 2025, through the date the Company issued the interim financial statements and identified no reportable events.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 sqm for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of October 31, 2025. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by the end of October 31, 2025. Phase 3 began construction in first quarter of 2021and sold 28 units out of 51units as of October 31,2025. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 sqm in the amount of 228 million RMB for future development.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 sqm. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of October 31, 2025, the Company sold and 655 units out of 679 units of the first phase and sold 600 units out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of September 30, 2025 and December 31, 2024.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended September 30, 2025 with comparisons to the period ended September 30, 2024.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025	% to total	2024	% to total	% change	2025	% to total	2024	% to total	% change
Property management	213,803	23	379,416	5	(44)	856,584	7	1,024,314	8	(16)
House sales	713,059	77	6,842,203	95	(90)	11,500,757	93	12,545,429	92	(8)
Net revenues	926,862	100	4,448,409	100	(87)	12,357,341	100	13,569,743	100	(9)

The net revenue for the third quarter of 2025 was $926,862, which decreased 87% from $7,221,619 from the third quarter of 2024. The net revenue for the first three quarters of 2025 was $12,357,341, which represented a decrease of 9% from $13,569,742 from the first three quarters of 2024. For the third quarter of 2025, property management and house sales represented 23% and 77% of our net revenues, respectively. For the first three quarters of 2025, property management and house sales represented 7% and 93% of our net revenues, respectively. The decrease in net revenue for the first three quarters of 2025 was mainly due to the recognition of revenue of Huaian Tianxi project when handover is complete.

Property Management

Property management represented 7% of our revenue for the first three quarters of 2025 and revenue from property management decreased by 16% compared with the same period in 2024.

House Sales

For the first three quarters of 2025, the Company has recognized house sales of Huaian Tianxi project at a certain portion. House sales represented 93% of our revenue for the first three quarters of 2025.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025	% to total	2024	% to total	% change	2025	% to total	2024	% to total	% change
Property management	560,760	56	190,297	3	195	1,510,274	13	1,103,937	8	37
House sales	441,550	44	5,515,466	97	(92)	10,004,335	87	10,268,053	92	(3)
Cost of revenues	1,002,310	100	5,705,763	100	(82)	11,514,609	100	11,371,990	100	1

The cost of revenue for the third quarter of 2025 was $1,002,310, which decreased 82% from $5,705,763 during the third quarter of 2024. The cost of revenues for the first three quarters of 2025 was $11,514,609, which increased 1% from $11,371,989 during the first three quarters of 2024. For the third quarter of 2025, property management, and house sales represented 56% and 44% of our cost of revenue, respectively. For the first three quarters of 2025, property management, and house sales represented 13% and 87% of our cost of revenue, respectively. The increase in the cost of revenue in the third quarter and in the nine months ended September 30 2025 was mainly due to the Company recognizing the cost of revenue of Huaian Tianxi project when handover is complete.

Property Management

The cost of revenue for property management for the first three quarters of 2025 was $1,510,274, an increase of 37% from $1,103,937 in the same period in 2024.

House Sales

For the first three quarters of 2025, the Company recognized house sales of cost of revenue of Huaian Tianxi project at a certain portion. House sales represented 87% of our cost of revenue for the first three quarters of 2025.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three Months Ended September 30,					Nine Months Ended September 30,
	2025	% to total	2024	% to total	% change	2025	% to total	2024	% to total	% change
Property management	156,709	47	(178,957)	—	(188)	397,985	42	90,289	13	340
House sales	178,830	53	194,421	100	(8)	540,082	58	596,654	87	(9)
Operating expenses	335,539	100	15,464	100	2,070	938,068	100	686,943	100	37

The operating expenses for the third quarter of 2025 were $335,539, which increased 2,070% from $15,465 for the same period in 2024. The total operating expenses for the first three quarters of 2025 were $938,068, which increased 37% from $686,943 for the same period in 2024. For the third quarter of 2025, property management and house sales represented 47%, and 53% of the total operating expenses, respectively. For the first three quarters of 2025, property management and house sales represented 42%, and 58% of the total operating expense, respectively. The increase in the overall operating expense resulted from the increase in property management for the third quarter and the first three quarters of 2025.

Property Management

The operating expenses for property management for the first three quarters of 2025 were $397,985, an increase of 340% from $90,289 in the same period in 2024. The increase is mainly due to the consulting expenses relating to the business.

House Sales

The operating expenses for house sales for the first three quarters of 2025 were $540,082 which decreased 9% from $596,654 in the same period in 2024. The decrease is mainly due to the operations of HATX project.

General and Administrative Expenses

General and administrative expenses in the first three quarters of 2025 were $2,248,168, an increase of 6% from $2,126,643, in the same period in 2024.

Other Income (Loss), Net

Net income for the first three quarters of 2025 was $3,709,767, an increase of 61% from a loss of $5,811,229 for the same period in 2024. Net income increased as a result of the increase in other income. Other gain for the first three quarters of 2025 was $7,505,561, an increase of 316% from a loss of $3,471,645 for the same period in 2024. The increase in other income was mainly due to the gain of transactional financial assets.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors for September 30, 2025, was $752,060. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consists of temporary advances of $731,662 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $20,398 represents the salary payable to Lin Hsin Hung. The balances are unsecured, interest-free and have no fixed term of repayment.

Amount due to affiliate

As of September 30, 2025, the amounts due to SHSJ and JXSY, of $27,977,176 and $498,410, respectively, were intercompany transfers for day-to-day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first three quarters of 2025, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from the affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $17,234,750.

The Company’s net cash used in operating activities was $2,912,884, compared to $5,141,693 in the first three quarters in 2024. The improvement primarily reflected a decrease in real estate property under development, as several projects progressed to later stages. Operating cash flows were negatively affected by an increase in amounts due from unconsolidated affiliates, and a decrease in other payables and accrued expenses.,]. In addition, accounts receivable increased by approximately $7.9 million, largely due to an increase in government subsidies for residents to move from other locations, which subsidies had not yet been received by the Company.

The Company’s net cash used in investing activities was $1,011,984, which was primarily attributable to the investment in transactional financial assets.

The potential cash needs for 2025 are for investment in transactional financial assets, construction for our development projects in the Huai’an project (HATX) and the Linyi project.

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

Date: December 11, 2025
By:	/s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: December 11, 2025
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer