Form 10-K
period 2025-12-31
SUNRISE REAL ESTATE GROUP INC
filed 2026-04-17
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates 17,321,283 shares was approximately $3,291,044, based on the average opening and closing price of $0.19 for the Common Stock on June 24, 2025.

The number of shares outstanding of the issuer’s Common Stock, $0.01 par value, as of April 15, 2026 was 68,691,925 shares.

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

	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
1	Lin Ray Yang Enterprise Ltd.	Holding company	0%	British Virgin Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
2	Sunrise Real Estate Development Group Inc.	Holding company	0%	Cayman Islands	Sunrise Real Estate Group Inc.	USA	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
3	Shangyang International PTE. LTD.	Holding company	0%	Singapore	Sunrise Real Estate Group Inc.	USA	100
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
4	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service	0%	China	Sunrise Real Estate Development Group Inc.	Cayman Islands	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
5	Shanghai Shangyang Investment Management and Consulting Co., Ltd	Consultation service	1.72% (USD230,332)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
6	Zhong Ji Pu Fa Real Estate Co., Ltd	Property Development	3.32% (USD444,665)	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
7	Huai’an Zhan Bao Property Investment Co., Ltd	Holding Company	(0%)	China	Lin Ray Yang Enterprise Ltd.	British Virgin Islands	78.46%
	Zhan Li (HK) Ltd.	Hong Kong	10%
	Beijing Zuitaoran Fashion Ltd.	China	10%
	Shanghai Ba A Management Centre (Limited Partnership)	China	0.77%
	Fang Ken Management Centre (Limited Partnership)	China	0.77%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
8	Huai’an Tianxi Real Estate Development Co., Ltd	Property Development	80.1% (USD10,742,940)	China	Huai’an Zhan Bao Property Investment Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
9	Shanghai Ruijian Design Co., Ltd	Consultation service	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
10	Linyi Ruilin Design Co., Ltd	Consultation service	0%	China	Shanghai Ruijian Design Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization		Place of Organization or Citizenship
11	Linyi Shangyang Real Estate Development Co., Ltd	Property development	13.12%(USD1,800,252)	China	Zhang Shu Qing	Taiwan, China	46%
	Linyi Ruilin Design Co., Ltd	China	34%
	Chen Jia Wei	Taiwan	7%
	Huang Xin Hua	Taiwan	8%
	Guo Wei Chun	Taiwan	5%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
12	Suzhou Xin Ji Yang Real Estate Consultation Co., Ltd	Consultation service,	1.45%(USD195,024)	China	Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd	China	75%
	Jacky Pan Investment Inc	British Virgin Islands	25%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
13	Sanya Shang Yang Real Estate Consultation Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
14	Wuhan Yuan Yu Long Real Estate Dev. Co., Ltd.	Property development	0%	China	Sanya Shang Yang Real Estate Consultation Co., Ltd	China	49%
	Wang Zhi Qing	China	51%

	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
15	Shanghai Huitian Wealth Mgmt. Co., Ltd	Consultation service,	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	59%
	Pan Jian	China	21%
	Wang Zhan	China	20%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
16	Shanghai Daerwei Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Guangpeng Investment & Managament Co., Ltd	China	35.18%
	Shanghai Shenji Biological Tech. Co., Ltd	China	31.86%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.3%
	Beijing Zuitaoran Clothes Co., Ltd	China	4.7%
	Xiamen Ruixu Investment Partnership (Limited Partnership)	China	2.37%
	Tao Hong	China	1.93%
	Kuang Gui Yuan	China	1.24%
	Xiamen Xuyao Investment Partnership (Limited Partnership)	China	1.13%
	Wang Wenhua	China	0.74%
	Shanghai YuanChong Managment & Consulting Partnership (Limited Partnership)	China	0.56%
	Shanghai Xuhao Management & Consulting Partnership (Limited Partnership)	China	0.39%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
17	Shanghai Daerwei Industry Co., Ltd	Sales & wholesale.	0%	China	Zhan Li (HK) Ltd.	Hong Kong, China	41.91%
	Shanghai Tingran Tech. Development Co., Ltd	China	36%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	19.58%
	Shanghai Tingyang Commercial Consulting Partnership (Limited Partnership)	China	0.95%
	Shanghai Huotiancao Info. Tech. Co., Ltd.	China	0.79%
	Shanghai Fangken Management Central Partnership (Limited Partnership)	China	0.77%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
18	Shanghai Shifenmei Brand Mgmt. Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
19	Shanghai Maitinghao Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
20	Shanghai Zhuangyanting Trading Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%

	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
21	Shanghai Aoyue Bio-tech Co., Ltd	Sales & wholesale.	0%	China	Shanghai Shenji Bio-tech Co., Ltd.	China	78.09%
	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	12.61%
	Linyi Ruilin Design Co., Ltd	China	7.31%
	Shanghai Enrun Culture Media Co., Ltd	China	2.0%
	Company	Operation	% of Rev Based on 2025	Place of Organization	Shareholder(s)	Place of Organization or Citizenship	% Ownership
22	Shanghai Xinshangyang Media Communication Co., Ltd	Consultation service	0%	China	Shanghai Shangyang Investment Management and Consulting Co., Ltd	China	100%

For the fiscal year ended December 31, 2025, there are no percent of our net revenue, was generated from our brokerage operations. For these services, we earned a commission fee calculated as a percentage of the sales prices. We have focused our sales on the entire China market, with a particular focus on the second-tier cities. To expand our business agencies, we have established subsidiaries and branches in Shanghai, Suzhou and Wuhan.

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

Real Estate Development

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases at this moment. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units as of March 25, 2026. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All 84 units were sold during phase 2 as of March 25, 2026. Phase 3 began construction in the first quarter of 2021 and sold 34 units out of 51 units as of March 25, 2026. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 25, 2026, the Company sold 655 units, out of 679 units of the first phase and sold 600 units out of 873 of the second phase.

Property Management and Leasing

The Company has two floors of office space encompassing 5,152 square meters in Huilong Tower in Suzhou. We manage these two floors to lease to prospective tenants.

We lease the unsold units of the GXL project. Total leasing area for the GXL building is 3,611 square meters.

We also lease the unsold commercial property of the HATX project. Total leasing area for the property is 8,268 square meters.

Mainland China’s Property Sector

The industry’s macro environment is improving, and the property sector is gradually becoming a more regulated market. Stable economic growth provides a solid and secure base for investment returns in the property sector.

GDP Growth of PRC for the period of 2021 through 2025:

GDP GROWTH
2021	8.4%
2022	3.0%
2023	5.2%
2024	5.0%
2025	5.0%

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

Employees

As of December 31, 2025, we had the following number and categories of employees:

Employees
SRRE
Executive Dept.	2
Accounting Dept.	1
Investor Relations Dept.	1

SHXJY
Administration Dept.	1
Accounting Dept.	1
Research & Development Dept.	1

SZXJY
Administration Dept.	4
Research & Development Dept.	1
Accounting Dept.	2
Marketing Dept.	5

SHSY
Administration Dept.	2
Accounting Dept.	2
Development Dept.	1

LYSY
Accounting Dept	2
Administration Dept.	4
Construction Dept.	6
Marketing Dept.	1
Executive Dept.	1

HATX
Administration Dept.	9
Accounting Dept.	2
Construction Dept.	1
Marketing Dept.	7

SHRJ
Administration Dept.
Design Dept.	1
Total	58

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

SHDEW, an unconsolidated affiliate, has generated the majority of our cash receipts through the payment of dividends and advances in the past few years. Any material decline in the business of SHDEW or in its expected ability to pay dividends would materially and adversely affect our business, our ability to service liabilities and to pay dividends on our common stock, unless we obtain other sources of financing, of which there can be no assurance. As of December 31, 2025, we owned 19.91% of SHDEW, but we do not control or have significant influence on its operations, the payment by SHDEW of dividends or other distributions to us. In addition, the payment of dividends or other distributions from SHDEW could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable law, monetary transfer restrictions, currency exchange regulations in jurisdictions in which our subsidiaries operate or any other restrictions imposed by current or future agreements to which SHDEW may be a party, including debt instruments. Events beyond our control, including changes in general business and economic conditions, could adversely impact the value of our investment and the ability of SHDEW to pay dividends or make other distributions to us.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified a material weakness relating to our lack of sufficient accounting personnel with an appropriate understanding of U.S. GAAP and SEC reporting requirements.

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

As of March 25, 2026, Ace Develop Properties directly controls 62.61% of our outstanding common stock and Lin Chi-Jung, our director, is the sole shareholder of Ace Develop. As of March 25, 2026, Robert Lin Investments directly controls 4.87% of our outstanding common stock and Lin Chao Chun, is the principal and controlling shareholder of Robert Lin Investments. Accordingly, pursuant to our Articles of Incorporation and bylaws, Ace Develop Properties and Lin Chi-Jung, and Robert Lin Investments and Lin Chao Chun, by virtue of their controlling ownership of share interests, will be able to exercise substantial influence over our business by directly or indirectly voting at either shareholders meetings or the board of directors meetings in matters of significance to us and our public shareholders, including matters relating to:

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

Since the completion of the SRRE /CY-SRRE/LRY share exchange transactions the market price of our common stock has ranged from a high of $0.25 per share to a low of $0.17 per share in 2025. The volatile price of our stock makes it difficult for investors to predict the value of our investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

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

The economy of PRC differs from the economies of most developed countries in a number of respects, including the amount of government involvement, level of development, growth rate and control of foreign exchange and allocation of resources. The PRC government continues to play a significant role in regulating industry development through economic, political and social policies.

The PRC Government has been reforming the PRC economic system from planned economy to market oriented economy for more than 20 years, and has also begun reforming the government structure in recent years. These reforms have resulted in significant economic growth and social progress. However, we cannot predict whether any future changes in PRC’s political, economic and social conditions, laws, regulations and policies will have any adverse effect on our current or future business, results of operations or financial condition.

In recent years, the growth of the PRC economy has slowed compared to prior periods, and such slowdown may continue or the economy may experience a contraction. If economic growth continues to slow or if the PRC economy contracts, demand for our real estate development, leasing and property management services may decline, which could materially and adversely affect our business and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company recognizes the importance of cybersecurity in supporting its real estate development, property leasing, and property management operations in the People’s Republic of China.

The Company’s business activities involve the collection, processing, and storage of various types of information, including customer and tenant data, property transaction data, leasing records, financial information, and operational data relating to its real estate development projects. As a result, the Company is subject to cybersecurity risks, including unauthorized access, data breaches, system disruptions, ransomware attacks, and other cyber incidents.

To date, the Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition.

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

(Expressed in U.S. Dollars based on Yahoo Finance)

	2025			2024
	High	Low		High	Low
First quarter	$0.21	$0.19	First quarter	$0.34	$0.25
Second quarter	$0.25	$0.19	Second quarter	$0.26	$0.19
Third quarter	$0.19	$0.16	Third quarter	$0.25	$0.21
Fourth quarter	$0.17	$0.11	Fourth quarter	$0.25	$0.20

As of December 31, 2025, we have approximately 604 record holders of our common stock. On December 31, 2025, the closing price of our common stock was $0.12.

The Company did not repurchase any of its outstanding equity securities nor have any sales of unregistered securities during the year ended December 31, 2025.

ITEM 6. [Reserved]

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

SRRE and its subsidiaries, namely, CY-SRRE, LRY, Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”), Shanghai Shang Yang Investment Management and Consulting Company Limited (“SHSY”), Suzhou Shang Yang Real Estate Consultation Company Limited (“SZSY”), Suzhou Xin Ji Yang Real Estate Consultation Company Limited (“SZXJY”), Linyi Rui Lin Construction and Design Company Limited (“LYRL”), Linyi Shang Yang Real Estate Development Company Limited (“LYSY”), Wuhan Gao Feng Hui Consultation Company Limited (“WHGFH”), Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”), Shanghai Rui Jian Design Company Limited (“SHRJ”), Zhong Ji Pu Fa Real Estate Company Limited (“SHGXL”)，Huai An Zhan Bao Industrial Company Limited (“HAZB”) and its equity investments in affiliates, namely Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”), are sometimes hereinafter collectively referred to as “the Company,” “our” or “us”.

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

The Company recognizes revenue from real estate sales at a point in time when the customer obtains control of the property, which is generally upon delivery and acceptance of the completed unit. All revenues represent gross revenues less applicable value-added tax (“VAT”) and other sales taxes.

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

In accordance with ASC 970, Real Estate - General, the real estate property under development are carried at the lower of cost or net realizable value. Impairment is assessed when events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. Such indicators may include, but are not limited to: A significant decline in market value, Project delays or cost overruns or Adverse changes in market demand or economic conditions. The impairment test under ASC 970 involves the following steps: 1.Comparison to Undiscounted Future Cash Flows: Management compares the carrying amount of the property to the undiscounted future cash flows expected from its development and eventual sale.2. Recognition of Impairment Loss: If the carrying amount exceeds the undiscounted future cash flows, an impairment loss is recognized. The loss is measured as the difference between the carrying amount and the property’s fair value.” For the years ended December 31, 2025, the Company recognized $22.1 million impairments for real estate property under development. Accumulated impairment losses totaled $53.2 million.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2025 and 2024.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2025 and 2024.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the year ended December 31, 2025 with comparisons to the historical year ended December 31, 2024.

Net Revenues

The following table shows the detail for net revenues by line of business:

	Years Ended December 31,
	2025	% to total	2024	% to total	% change
Property management	1,190,183	9	1,411,149	9	(15.7)
House sales	12,086,280	91	14,197,685	91	(14.9)
Net revenues	13,276,463	100	15,608,834	100	(14.9)

The net revenue for 2025 was $13,276,463, a decrease of 14.9% from $15,608,834 in 2024. In 2025, property management and house sales represented 9%, and 91% of our total net revenue. The decrease in 2025 was mainly due to the less house sales of the HATX project in 2025.

Property Management

Property management represented 9% of our revenue in year of 2025 and revenue from property management decreased by 15.7% compared with 2024.

House Sales

House sales represented 91% of our revenue in year of 2025. The company has recognized a proportion of net revenue from the HATX project and Linyi Project.

Cost of Revenues

The following table shows the Cost of Revenues detail by line of business:

	Years Ended December 31,
	2025	% to total	2024	% to total	% change
Property management	2,058,466	16	1,908,538	14	7.9
House sales	10,525,904	84	11,586,743	86	(9.2)
Cost of revenues	12,584,370	100	13,495,281	100	(6.8)

The cost of revenues for 2025 was $12,584,370, a decrease of 6.8% from $13,495,281 for 2024. In 2025, property management and house sales represented 16%, and 84% of total cost of revenues. The decrease in cost of revenues is mainly due to the less recognition of cost of revenue of house sales from the HATX project in 2025.

Property Management

The cost of revenue from property management for 2025 was $2,058,466, an increase of 7.9% from $1,908,538 for 2024.

House Sales

House sales represented 84% of our cost of revenue in year of 2025. The Company has recognized its cost of revenue from the HATX project and Linyi project at a certain proportion.

Operating Expenses

The following table shows operating expenses detailed by line of business:

	Years Ended December 31,
	2025	% to total	2024	% to total	% change
Property management	581,257	47	567,778	40	2.4
House sales	668,570	53	839,252	60	(20.3)
Operating expenses	1,249,826	100	1,407,030	100	(11.2)

The operating expenses for 2025 were $1,249,826, a decrease of 11.2% from $1,407,030 in 2024. In 2025, the expenses related to property management and house sales represented 47%, and 53% of the total operating expenses.

Property Management

In 2025, the operating expenses for property management increased by 2.4% compared to the amount in 2024. The primary reason for the increase was due to relevant property renewing cost.

House sales

The operating expenses related to our house sales business in 2025 decreased by 20.3% compared to 2024. This decrease was mainly due to the less in our sales promotion activities in HATX project and Linyi project.

General and Administrative Expenses

The general and administrative expenses in 2025 were $3,170,528, which was a 12% increase from $2,835,557 in 2024. The primary reason for the increase in 2025 was due to the recognition of the impairment loss on the receivable from Wu Shao Hao of $0.8 million.

Operating Loss

In 2025, we had an operating loss of $3,728,261, representing a increased loss from an operating loss of $2,129,033 in 2024.

The increase in operating loss in 2025 was primarily driven by a decline in gross profit of $1.4 million due to lower house sales revenue.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount Due To Directors

The amounts due to directors as of December 31, 2025 were $760,267. The amounts due were as follows:

Amount Due To Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2025 was $739,646, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due To Lin Hsin Hung

The balance due to Lin Hsin Hung as of December 31, 2025 was $20,621, which is unsecured, interest-free and has no fixed term of repayment.

Amount Due From An Unconsolidated Affiliates

The unpaid portion of dividend announced of SHDEW, an unconsolidated affiliate, in the amount of $16,783,832.

Amount Due to Affiliates

As of December 31, 2025, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, of $26,706,145 and JXSY, of $503,592, was an intercompany transfer for day-to-day operations.

LIQUIDITY AND CAPITAL RESOURCES

In 2025, our principal sources of cash were revenues from our receipts in advance from real estate development projects, property management business, as well as the dividend distribution from our affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $16,868,011.

Net cash used in the Company’s operating activities in 2025 was $15,934,293, representing an decrease of receipts in cash in the amount of $11,748,459 as compared to the cash used for 2024. The increase was primarily attributable to an increase in accounts receivable of $7,062,166, resulting from house sales settled through government-issued housing vouchers (“Fang Piao”), and an increase in amounts due from unconsolidated affiliates of $6,565,232. Subsequent to December 31, 2025, a significant portion of the housing voucher receivables has been collected from the relevant government authority.

Net cash provided by the Company’s investment activities was $10,282,651, representing a increase of $8,129,156 as compared to the cash provided in investing activities for 2024. The increase in cash from investment activities was primarily attributable to increase of cash from transactional financial assets in 2025.

Net cash used by the Company’s financing activities was $NIL, representing a increase from $NIL in 2024.

The cash needs for 2026 were for the funds required to finance the Company’s future projects in property agency and real estate developments.

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

Indebtedness

The Company’s indebtedness is described under “Note 11-Promissory Notes Payable” and “Note 12- Amounts Due to Directors” to the Company’s accompanying consolidated financial statements for the years ended December 31, 2025 and 2024 in Item 8.

Promissory Notes: As of December 31, 2025, the Company had an aggregate amount due under outstanding promissory notes to parties other than banks in the amount of $1,422,718 bearing interest at a rate of 0%. The interest expense on promissory notes amounted to $NIL and $NIL as of December 31, 2025 and 2024, respectively.

Advances from Directors: The Company has also financed its operations in part with advances from officers and directors. The Company had loans with unpaid principals and interest expenses as of December 31, 2025 and December 31, 2024 totaling $760,267 and $743,387, respectively. The balances are unsecured and interest free.

Amount due to affiliates: As of December 31, 2025, the amount due to SHSJ and Jiaxing Shangyang (“JXSY”), in the amount of $26,706,145, was intercompany transfers for day-to-day operation.

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

ITEM 8. FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sunrise Real Estate Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sunrise Real Estate Group, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two years’ period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations in recent years, including net losses of $21,423,479 and $18,332,392 for the fiscal years ended December 31, 2025 and 2024, respectively, primarily attributable to the prolonged downturn in the People's Republic of China real estate industry. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. After consideration of management's plans, substantial doubt about the Company's ability to continue as a going concern has been alleviated. Our opinion is not modified with respect to this matter.

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

Real Estate Property Under Development Impairment

During the year ended December 31, 2025, the Company recorded impairment loss on real estate property under development totaling $21.8 million. As disclosed in Note 2 to the consolidated financial statements, real estate property under development is subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds fair value.

Significant judgment is exercised by management in evaluating the recoverability and fair value of the real estate property noted above. Given these factors, the related audit effort in evaluating these management judgments was challenging, subjective, and complex and required a high degree of auditor judgment.

How We Addressed the Matter in our Audit

To test management's impairment assessment, our audit procedures included evaluating the appropriateness of the valuation methodology applied to each asset group, assessing the reasonableness of key assumptions including projected selling prices and discount rates by reference to available market data and comparable property information, and testing the mathematical accuracy of management's calculations. We also considered the impact of current market conditions in the People's Republic of China real estate industry on the recoverability of the relevant assets.

/s/ RH CPA

PCAOB ID: 6398

We have served as the Company’s auditor since 2017.

Little Neck, NY

April 13, 2026

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Expressed in U.S. Dollars)

	December 31,	December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$16,751,284	$19,945,761
Restricted cash (Note 3)	116,727	1,122,324
Transactional financial assets (Note 4)	21,174,389	23,966,573
Accounts receivable, net (Note 5)	7,511,486	328,427
Real estate property under development (Note 6)	35,714,480	63,953,601
Amount due from unconsolidated affiliates (Note 10)	15,616,299	15,964,637
Other receivables and deposits, net (Note 7)	5,757,294	8,249,209
Total current assets	102,641,959	133,530,532

Property and equipment, net (Note 8)	306,251	433,302
Investment properties, net (Note 9)	24,331,944	26,721,490
Investments in unconsolidated affiliates (Note 10)	13,715,866	13,381,808
Other investments, net (Note 11)	312,152	632,373
Total assets	$141,308,172	$174,699,505

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Promissory notes payable (Note 12)	1,422,718	1,391,130
Amounts due to directors (Note 13)	760,267	743,387
Accounts payable (Note14)	14,585,403	16,871,500
Customer deposits (Note 15)	17,105,723	17,502,037
Amount due to an affiliate (Note 16)	27,209,737	33,823,253
Other payables and accrued expenses (Note 17)	2,857,269	7,109,119
Other taxes payable	91,191	278,236
Income Taxes payable (Note 18)	4,329	6,105
Total current liabilities	64,036,637	77,724,767

Long-term income tax payable (Note 18)	—	—
Total liabilities	64,036,637	77,724,767

Commitments and contingencies (Note 20)

Stockholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 and 68,691,925 shares issued and outstanding as of December 31, 2025 and 2024, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 19)	3,893,120	3,893,120
Retained earnings	82,052,439	90,363,630
Accumulated other comprehensive income	8,302,758	6,095,427
Total equity of Sunrise Real Estate Group, Inc.	103,045,244	109,149,104
Non-controlling interests	(25,773,709)	(12,174,366)
Total stockholders’ equity	77,271,535	96,974,738

Total liabilities and stockholders’ equity	$141,308,172	$174,699,505

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2025	2024
Net revenues	$13,276,464	$15,608,835
Cost of revenues	(12,584,371)	(13,495,281)
Gross profit	692,093	2,113,554

Operating expenses	(1,249,826)	(1,407,030)
General and administrative expenses	(3,170,528)	(2,835,557)
Operating profit (loss)	(3,728,261)	(2,129,033)

Other income (expenses)
Interest income	132,898	398,280
Interest expense	(1,697,121)	(2,249,624)
Real estate property under development Impairment	(21,771,383)	(11,321,232)
Other assets impairment	(1,388,966)	—
Unrealized gain on equity securities	6,841,061	—
Other income (loss)	195,013	(2,946,548)
Total Other Income (Expenses)	(17,688,498)	(16,119,124)

Income (Loss) before income taxes	(21,416,759)	(18,248,157)
Income taxes (Note 19)	(6,720)	(84,235)
Net income /(loss)	(21,423,479)	(18,332,392)
Less: Net (income) loss attributable to non-controlling interests	13,112,288	9,281,240
Net income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(8,311,191)	$(9,051,152)

Earnings (loss) per share - basic and fully diluted	$(0.12)	$(0.13)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in U.S. Dollars)

	Years Ended December 31,
	2025	2024
Net income /(loss)	$(21,423,479)	$(18,332,392)

Other comprehensive income (loss)
- Foreign currency translation adjustment	1,720,276	(967,567)
Total comprehensive income (loss)	(19,703,203)	(19,299,959)
Less: Comprehensive loss attributable to non-controlling interests	13,599,343	9,101,670

Total comprehensive income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(6,103,860)	$(10,198,289)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in U.S. Dollars)

	Common Stock					Accumulated		Total
	Number of		Additional		Retained	Other	Non-	Stockholders’
	shares		Paid-in	Statutory	Earnings	Comprehensive	controlling	(Deficit)
	issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2024	68,691,925	$686,919	$8,110,008	$3,893,120	$90,363,630	$6,095,427	$(12,174,366)	$96,974,738
Profit (loss) for the year	—	—	—	—	(8,311,191)	—	(13,112,288)	(21,423,479)
Company dissolution	—	—	—	—	—	—	—	—
Common stock issued to employees and consultants for services	—	—	—	—	—	—	—	—
Dividend distributions	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	2,207,331	(487,055)	1,720,276
Balance, December 31, 2025	68,691,925	686,919	8,110,008	3,893,120	82,052,439	8,302,758	(25,773,709)	77,271,535

	Common Stock					Accumulated		Total
	Number of		Additional		Retained	Other	Non-	Stockholders’
	shares		Paid-in	Statutory	Earnings	Comprehensive	controlling	(Deficit)
	issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2023	68,691,925	$686,919	$8,110,008	$3,986,618	$99,169,737	$7,311,786	$(3,072,696)	$116,192,372
Profit (loss) for the year	—	—	—	—	(9,051,152)	—	(9,281,240)	(18,332,392)
Company Cancellation	—	—	—	(93,498)	245,045	—	(69,222)	82,325
Common stock issued to employees and consultants for services	—	—	—	—	—	—	—	—
Dividend distributions	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(1,216,359)	248,792	(967,567)
Balance, December 31, 2024	68,691,925	686,919	8,110,008	3,893,120	90,363,630	6,095,427	(12,174,366)	96,974,738

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Years ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(21,423,479)	$(18,332,392)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,722,071	1,868,369
Loss (gain) on disposal of property and equipment	—	128,095
Other assets impairment	1,388,966	—
Unrealized gain on equity securities	(6,841,061)	—
Real estate property under development impairment	21,771,383	11,321,232
Changes in assets and liabilities
Accounts receivable	(7,062,166)	218,722
Net Cash from directors	—	281,202
Real estate property under development	7,450,529	12,413,819
Customer deposits	(781,178)	(5,531,661)
Amount due from unconsolidated affiliates	(6,565,232)	2,250,419
Other receivables and deposits	1,568,565	945,643
Accounts payable	(2,626,995)	(7,729,593)
Other payables and accrued expenses	(4,343,506)	(136,568)
Taxes payable	(1,884)	(1,912,698)
Other Tax payable	(190,306)	34,727
Net cash provided by (used in) operating activities	(15,934,293)	(4,180,684)

Cash flows from investing activities
Acquisition of property, plant and equipment	—	(18,716)
Acquisition of investment	157,951	—
Transactional financial assets	10,124,700	2,172,211
Net cash provided by investing activities	10,282,651	2,153,495

Cash flows from financing activities
Advances from an affiliate	—	—
Dividends paid	—	—
Restricted cash	—	—
Net cash (used in) financing activities	—	—

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,451,568	(81,857)

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,200,074)	(2,109,046)
Cash, cash equivalents, and restricted cash at beginning of year	21,068,085	23,177,131
Cash, cash equivalents, and restricted cash at end of year	$16,868,011	$21,068,085
Supplemental disclosure of cash flow information
Income taxes paid	$2,459	$2,006,516
Interest paid	—	—

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

As of December 31, 2025, the Company has the following major subsidiaries and equity investments.

			% of
			Ownership		Relationship
	Date of	Place of	held by the		with the
Company Name	Incorporation	Incorporation	Company		Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%		Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%		Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%		Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%		Subsidiary	Property brokerage services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%		Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]		Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%		Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%		Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%		Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%		Equity investment	Real estate development
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]		Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%		Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%		Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46	% ~~4~~	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%		Subsidiary	Streaming platform
Shangyang International PTE. LTD.	August 19, 2022	SINGAPORE	100%		Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd.	Oct. 20, 2020	PRC	19.58%		Subsidiary	Investment holding
Shanghai Zhuangyanting Trading Co., Ltd.	Sep. 21, 2023	PRC	19.9%		Subsidiary	Investment holding
Shanghai Shifengmei Brand Mgmt. Co., Ltd.	Nov. 27, 2023	PRC	19.9%		Subsidiary	Investment holding
Shanghai Aoyue Bio - Tech Co., Ltd.	Nov. 27, 2023	PRC	19.9%		Subsidiary	Investment holding
Shanghai Maitinghao Trading Co., Ltd.	Sep. 21, 2023	PRC	19.9%		Subsidiary	Investment holding
Shanghai Xinshangyang Media Comu. Co., Ltd.	Dec. 25, 2024	PRC	100%		Subsidiary	Streaming platform
1.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
2.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. According to the shareholder resolution in October 31,2023, SHDEW would close down the operations at the end of the year 2026.

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

On November 24, 2006, CY-SRRE, SHXJY, a shareholder of SZXJY and a third party established a subsidiary, SZSY in the PRC, with CY-SRRE holding 12.5% equity interest, SHXJY holding 26% equity interest and the shareholder of SZXJY holding 12.5% equity interest in SZSY. At the date of incorporation, SRRE and the shareholder of SZXJY entered into a voting agreement that SRRE is entitled to exercise the voting right in respect of its 12.5% equity interest in SZSY. Following that, SRRE effectively holds 51% of the voting rights in SZSY. SZSY was dissolved in 2024 for no more business.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and tis land usage rights to the Huaian property. The Huaian project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in middle 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 25, 2026, the Company sold 655 units out of 679 units of the first phase and 600 units out of 873 of second phase.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company has incurred a net loss of $21,423,479 for the fiscal year ended December 31, 2025, and has experienced recurring losses from operations in recent years, primarily attributable to the prolonged downturn in the real estate industry. As of December 31, 2025, the company has positive retained earnings of $82,052,439. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management has evaluated these conditions and has developed plans to mitigate the circumstances that give rise to this uncertainty. These plans include reducing operating expenses and general expenses through cost-cutting initiatives, increasing revenue through new business. However, there can be no assurance that these plans will be successfully implemented or that they will be sufficient to enable the Company to meet its obligations as they come due.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025.

Description	Level 1	Level 2	Level 3	Total
Wealth management investment products	2,665,447			2,665,447
Investment in transactional equity securities	18,508,942	—		18,508,942
Total	$21,174,389	$—	$—	$21,174,389

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024.

Description	Level 1	Level 2	Level 3	Total
Wealth management investment products	7,372,801			7,372,801
Investment in transactional equity securities	16,593,772			16,593,772
Total	$23,966,573	$—	$—	$23,966,573

Assets measured at fair value on a nonrecurring basis, during the year ended December 31, 2025, the Company recognized an impairment loss related to real estate property under development, which were written down to their estimated fair value. This represents a nonrecurring fair value measurement. For the year ended December 31, 2025, the Company recognized total impairment losses for Linyi project approximately $12.5 million, including approximately $10.9 million related to the Tianxi Garden project and $1.6 million related to Phase 3.For the year ended December 31, 2024, the Company recognized impairment losses of approximately $11.3 million, all of which related to the Tianxi Garden project. As of December 31, 2025, accumulated impairment losses were approximately $42.0 million for the Tianxi Garden project and Phase 3. Both projects are located at the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. In September 2020, LYSY expanded additional 51,312 square meters for 228 million RMB for future development. The project was delayed for building because of not prosperous real estate market and triggered impairment testing.

For the years ended December 31, 2025, the Company recognized $9.6 million impairments for Huaian Tianxi project. Accumulated impairment losses totaled $9.6 million for Huaian Tianxi project.

Fair value measurement: The fair value of the real estate property under development was determined to be $35,714,480 and $63,953,601 as of December 31, 2025 and 2024, respectively. This resulted in an impairment loss of $21,771,383 and $11,321,232, which was recognized in the “Real estate property under development Impairment” line item in the Consolidated Statements of Operations for the year ended December 31, 2025 and 2024, respectively. The aggregate project-level impairment losses are denominated in RMB and may differ from the amounts reported in the Consolidated Statements of Operations due to the use of different translation rates (average rate for the income statement versus year-end rate for the balance sheet) in accordance with ASC 830.

Due to continued deterioration in the real estate market conditions during 2025, the Company recognized impairment losses not only on undeveloped land parcels but also on certain completed residential units held for sale.

For the Linyi Tianxi Garden project, fair value continues to be estimated using the income approach (discounted cash flow analysis), consistent with the prior year. Fair value was estimated using a discounted cash flow analysis. Significant unobservable inputs included a discount rate of 10% and operating expenses of 8.2% of projected revenue. The measurement is classified as Level 3 as it relies primarily on management’s assumptions regarding future cash flows and a risk-adjusted discount rate.

For the completed units held for sale in Linyi Phase 3 and the Huai’an Tianxi project, the Company applied the market approach (comparable sales method). This approach became applicable in 2025 as these units are completed and observable transaction data from similar nearby properties became available. Adjustments were made for differences in location, property condition, building characteristics, and other relevant factors. These adjustments reflect management’s evaluation of key unobservable inputs such as locational premiums or discounts and physical condition differentials that market participants would consider. Significant unobservable inputs included a listing-to-transaction price discount ranging from 8% to 17% (weighted average approximately 12%), based on management’s discussions with local real estate agents, and an estimated selling and administrative cost deduction of approximately 5% of listing price.

The Company assessed recoverability under ASC 970. As the carrying amounts exceeded the estimated net realizable value, impairment was measured at fair value. There were no transfers between fair value hierarchy levels during the year.

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

Major Customers

During the year ended December 31, 2025 and 2024, there was no single customer that represented more than 10% of our net revenues.

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

The exchange rates as of December 31, 2025 and December 31, 2024 were $1: RMB7.0228 and $1: RMB7.1884 respectively.

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

In accordance with ASC 970, Real Estate - General, real estate property under development and completed units held for sale are carried at the lower of cost or net realizable value. Impairment is assessed when events or changes in circumstances indicate that the carrying amount of a property may not be recoverable through its development and sale. Such indicators may include, but are not limited to, a significant decline in market value, project delays, or adverse changes in market demand or economic conditions.

The impairment test under ASC 970 involves the following steps:

1.The Company assesses recoverability by comparing the carrying amount of the property to its estimated net realizable value.
2.If the carrying amount exceeds the estimated net realizable value, an impairment loss is recognized. The loss is measured as the difference between the carrying amount and the property’s fair value.

For the year ended December 31, 2025, the Company recognized $22.1 million of impairment losses on real estate property under development and completed units held for sale. Accumulated impairment losses totaled $53.2 million as of December 31, 2025.

Details of the valuation techniques and significant unobservable inputs used in determining fair value are disclosed in Note 2 – Fair Value Measurements.

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

The Company tests long-lived assets, including property and equipment, investment properties and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset’s expected future discounted cash flows or market value. The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There is no impairment of long-lived assets during the years ended December 31, 2025 and 2024.

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

Investments in Unconsolidated Affiliates

The Company holds several equity investments with ownership interests ranging from 19.58% to 19.91%, including SHDEW, DEWSY, SHAY, SHZYT and others. The Company has determined that it does not exercise significant influence over these investees. These investments are accounted for using the measurement alternative under ASC 321. The investments are carried at cost, less any impairment, and adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer, if any.

The Company performs impairment assessments whenever events or changes in business circumstances indicate that the carrying value may not be fully recoverable. An impairment loss is recorded when there has been a loss in value of the investment that is other than temporary.

During the years ended December 31, 2025 and 2024, the Company provideda $325,809 allowance for impairment loss on investments in unconsolidated affiliates

Other Investments

Where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.

During the year ended December 31, 2025 and 2024, the Company provided no allowance for impairment loss on other investments.

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

The Company recognizes revenue from real estate sales at a point in time when the customer obtains control of the property, which is generally upon delivery and acceptance of the completed unit. All revenues represent gross revenues less applicable value-added tax (“VAT”) and other sales taxes.

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income (loss) is defined as all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the years ended December 31, 2025 and 2024 were net loss and foreign currency translation adjustments.

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

The Company recognizes tax benefits that satisfy a greater than 50% probability threshold and provides for the estimated impact of interest and penalties for such tax benefits. The Company did not incur any interest or penalties related to potential underpaid income tax expenses during the years ended December 31, 2025 and 2024.

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

NOTE 3 — RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of December 31, 2025 and December 31, 2024, the Company held cash deposits of $116,727 and $1,122,324, respectively.

NOTE 4 — TRANSACTIONAL FINANCIAL ASSETS

As of December 31, 2025 and December 31, 2024, we have $21,174,389 and $23,966,573 invested in bank wealth management investment products. The investments have short maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 2.70% depending on the amount and time period invested.

NOTE 5 – ACCOUNTS RECEIVABLE

The increase in accounts receivable as of December 31, 2025 was primarily attributable to sales transactions settled through government-issued housing vouchers (“Fang Piao”), a policy instrument introduced by local PRC governments to stimulate residential property demand. Under this arrangement, revenue is recognized upon transfer of control of the property to the buyer, with the corresponding receivable representing the outstanding redemption amount of the housing vouchers from the relevant government authority. The Company considers these receivables fully collectible based on the government-backed nature of the vouchers.

As of December 31, 2025, the accounts receivable is $7,511,486, included HATX amount of $7,479,421.

NOTE 6 — REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas, sold all 84 units in Phase 2, and sold 34 units out of 51 units in Phase 3 as of March 25, 2026.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of March 25, 2026, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 600 units out of 873 of the second phase.

As of December 31, 2025, land use rights included in real estate property under development totaled $35,714,480.

NOTE 7 — OTHER RECEIVABLES AND DEPOSITS

	December 31,	December 31,
	2025	2024
Advances to staff	$272,344	$85,662
Rental deposits	7,937	703,326
Prepaid expense	22,408	21,910
Prepaid tax	4,650,319	5,500,285
Other receivables	804,287	1,938,027
	$5,757,294	$8,249,209

Prepaid tax is taxes prepaid from the apartment sold but have not delivered to the owner of HATX project with the amount of $3,344,606 and Linyi project with the amount of $1,305,713.

Other receivables and deposits as of December 31, 2025 are stated net of allowance for doubtful accounts of $1,666,129 (2024: $1,629,137). Other receivables of $804,287 mainly consists of $574,645 of proxy payment repair and maintenance fund of HATX project.

NOTE 8 — PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$116,162	$90,761
Computer and office equipment	208,462	204,016
Motor vehicles	575,817	23,079
Properties	1,568,644	2,104,706
	2,469,086	2,422,562
Less: Accumulated depreciation	2,162,835	1,989,260
	$306,251	$433,302

During the year ended December 31, 2025, depreciation and amortization expense for property and equipment amounted to $127,051.

NOTE 9 — INVESTMENT PROPERTIES, NET

	December 31,	December 31,
	2025	2024
Investment properties	$40,078,489	$40,519,088
Less: Accumulated depreciation	(15,746,545)	(13,797,598)
	$24,331,944	$26,721,490

During the year ended December 31, 2025, depreciation and amortization expense for investment properties amounted to $1,609,793.

NOTE 10 — INVESTMENTS IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91%), DEWSY (19.58%), SHAY (19.91%), SHZYT(19.91%), SHSFM(19.91%), SHMTH(19.91%) and SHTX (19.91%). As of December 31, 2025, the investment amount in SHDEW was $12,606,140, DEWSY was $231,322, SHAY was $157,690, SHZYT was $283,316, SHSFM was $35,894, SHMTH was $89,734, and SHTX was $28,454.

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

NOTE 11 — OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2025 and December 31, 2024, the carrying amount of the Company’s measurement alternative investments was $312,152 and $632,373, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended December 31, 2025 and 2024, respectively.

NOTE 12 — PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,422,718 and $1,391,130 as of December 31, 2025 and December 31, 2024, respectively.

The promissory note with a principal as of December 31, 2025 amounting to $711,359 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2025, and December 31, 2024, the outstanding principal and unpaid interest related to this promissory note amounted to $711,359 and $695,565, respectively.

The promissory note with a principal as of December 31, 2025 amounting to $711,359 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of December 31, 2025, and December 31, 2024, the outstanding principal and unpaid interest related to this promissory note amounted to $711,359 and $695,565, respectively.

During the years ended December 31, 2025 and 2024, there were no interest expenses related to these promissory notes.

NOTE 13 — AMOUNTS DUE TO DIRECTORS

	December 31,	December 31,
	2025	2024
Lin Chi-Jung	$739,646	$723,786
Lin Hsin-Hung	20,621	19,601
	$760,267	$743,387

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung was unsecured, interest-free and have no fixed term of repayment.

NOTE 14 — ACCOUNTS PAYABLE

As of December 31, 2025, and 2024, the balances of accounts payable were $14,585,403 and $16,871,500 respectively. The balance of accounts payable as of December 31, 2025 included an unpaid development fee of Linyi project of $3,912,115 and HATX project of $9,593,178. The remaining balance was due to agents of the operating business.

NOTE 15 — CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project has started pre-sales in November 2013 and in the year of 2019, the Project has recognized its revenue along with customer deposit, as of December 31, 2025, the pre-sales amounted to $3,303,621. The HATX project has started pre-sales in December 2019, as of December 31, 2025 the pre-sales amounted to $13,771,637.

NOTE 16 — AMOUNT DUE TO AFFILIATES

As of December 31, 2025, the amount due to Shanghai Shengji (“SHSJ”) a shareholder of HATX, $26,706,145 and JXSY, $503,592, was an intercompany transfer for day-to- day operations.

NOTE 17 — OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2025	2024
Accrued staff commission and bonus	$34,930	$35,082
Rental deposits received	185,947	322,799
Bid bond	54,348	58,427
Other payables	2,582,045	6,692,811
Dividends payable to non-controlling interest	—	—
	$2,857,269	$7,109,119

Other payables are advances from unrelated parties are unsecured, interest-free and have no fixed term of repayment, it’s mainly from the advance from SHSJ, our related party, at the amount of $2,430,969 for the benefit of HATX project.

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

	Year Ended December 31,
	2025	2024
Income /(loss) before income tax expense
Income /(loss) from China operations	$(4,998,477)	$(6,476,555)
Income /(loss) from non-China operations	—	(448,716)

Total income /(loss) before income tax expense	(4,998,477)	(6,925,271)

Income tax expense applicable to China operations
Current tax	6,720	68,230
Deferred tax	—	—

Subtotal income tax expense applicable to China operations	6,720	68,230
Non-China income tax expense/(benefit)	—	—
Total income tax expense	$6,720	$68,230

In 2025, of the $NIL income tax expense, was for PRC tax, mainly attributable to the non-U.S. subsidiaries of the Company’s business operations and $0 was for U.S. corporate income tax, resulting primarily from a one-time transition tax recognized in the fourth quarter of 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company may make an election to pay the one-time transition tax over eight years commencing in April 2021 or pay in a single lump sum.

Effective Tax Rate

The following is reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate:

	2025	2024
PRC Statutory rate	25%	25%
Effect of the U.S. Transition Tax under the 2017 TCJA	0%	0%
Effect of income not taxable for PRC tax purposes	(0.1)%	(1.1)%
Under (Over)-provision for income taxes in prior years	0.0%	0%
Effective income tax rate	(0.13)%	(0.99)%

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities consist of the following:

As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss from operations	$—	$—
Total deferred tax assets	—	—
Less: Valuation allowance	—	—

Net deferred tax assets	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon an assessment of the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are tested whether they are deductible or can be utilized, the Company recorded the deferred tax assets resulting from net operating loss carry forwards of $NIL as of December 31, 2025 (2024: $NIL).

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of December 31, 2025, the Company’s statutory reserve fund was $3,893,120.

NOTE 20 — COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the year ended December 31, 2025 and 2024 were $57,160 and $58,726, respectively.

The Company has elected the short-term lease recognition exemption under ASC 842-20-25-2, whereby leases with an initial term of 12 months or less are not recognized on the balance sheet. Lease payments for such leases are recognized as expense on a straight-line basis over the lease term.

As of December 31, 2025, the Company had the following operating lease obligations falling due.

Amount
Year Ending
Within one year	$30,432
Two to five years	—
$30,432

NOTE 21 — SEGMENT INFORMATION

The Company’s Chief Executive Officer and Chief Operating Officer have been identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources and assess performance on a consolidated basis.

The Company has one reportable segment.

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating results:

	Year Ended December 31, 2025
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$288,607	$12,987,857	$—	$—	$13,276,464
Cost of revenues	(831,884)	(11,752,487)	—	—	(12,584,371)
Gross profit	(543,277)	1,235,370	—	—	692,093

Operating expenses	(436,243)	(813,583)	—	—	(1,249,826)
General and administrative expenses	(1,523,999)	(1,162,854)	—	(483,675)	(3,170,528)
Operating loss	(2,503,519)	(741,067)	—	(483,675)	(3,728,261)

Other income (expenses)
Interest income	115,302	17,233	—	363	132,898
Interest expense	—	(1,697,121)	—	—	(1,697,121)
Real estate property under development impairment	—	(21,771,383)	—	—	(21,771,383)
Other assets impairment	—	(1,388,966)	—	—	(1,388,966)
Unrealized gain on equity securities	—	—	6,841,061	—	6,841,061
Other income, Net	—	96,739	16,183	82,091	195,013
Total other (expenses) income	115,302	(24,743,498)	6,857,244	82,454	(17,688,498)

Income (loss) before income taxes	(2,388,217)	(25,484,565)	6,857,244	(401,221)	(21,416,759)
Income tax	—	(6,720)	—	—	(6,720)
Net Income (loss)	$(2,388,217)	$(25,484,565)	$6,857,244	$(401,221)	$(21,423,479)

	Year Ended December 31, 2024
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$452,832	$15,156,003	$—	$—	$15,608,835
Cost of revenues	(748,119)	(12,747,162)	—	—	(13,495,281)
Gross profit	(295,287)	2,408,841	—	—	2,113,554

Operating expenses	(375,300)	(1,031,730)	—	—	(1,407,030)
General and administrative expenses	(1,013,919)	(1,093,765)	—	(727,873)	(2,835,557)
Operating loss	(1,684,506)	283,346	—	(727,873)	(2,129,033)

Other income (expenses)
Interest income	269,474	32,611	—	96,195	398,280
Interest expense	—	(2,249,624)	—	—	(2,249,624)
Real estate property under development impairment	—	(11,321,232)	—	—	(11,321,232)
Other income, Net	269,474	2,358	54,048	(3,030,114)	(2,973,708)
Total other (expenses) income	269,474	(13,508,727)	54,048	(2,933,919)	(16,119,124)

Income (loss) before income taxes	(1,415,032)	(13,225,381)	54,048	(3,661,792)	(18,248,157)
Income tax	—	(84,235)		—	(84,235)
Net Income (loss)	$(1,415,032)	$(13,309,616)	$54,048	$(3,661,792)	$(18,332,392)

	Property
	Brokerage	Real Estate	Investment*
	Services	Development	Transaction	Others	Total
As of December 31, 2025
Real estate property under development	$—	$35,714,480	$—	$—	$35,714,480
Total assets	12,128,860	65,993,261	35,202,407	27,983,644	141,308,172

As of December 31, 2024
Real estate property under development	$—	$63,953,601	$—	$—	$63,953,601
Total assets	8,492,443	90,606,276	37,980,754	37,620,032	174,699,505

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

The unpaid interest for the loan with SHSJ, our related party was $8,901,543 at the end of 2025. The accrued interest on the loan with SHSJ was $416,615 in 2025.

NOTE 23 — SUBSEQUENT EVENTS

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the annual period covered by this report. The evaluation of our disclosure controls and procedures included a review of the disclosure controls’ and procedures’ objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify errors, control problems or acts of fraud and to confirm the appropriate corrective actions, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer have concluded that the Company had a material weakness in its internal control over financial reporting as of December 31, 2025 because the Company’s accounting department personnel had limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During this evaluation, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, has identified one material weakness in the control environment of the Company. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP and SEC reporting requirements.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness identified above, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2025.

To remediate the material weakness identified in internal control over financial reporting of the Company, we have begun to:

●	recruit additional personnel with sufficient knowledge and experience in U.S. GAAP and SEC reporting requirements; and
●	provide ongoing training courses in U.S. GAAP to existing personnel, including our Chief Financial Officer and our Financial Controller.

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2025 and 2024 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, in conformity with U.S. GAAP, notwithstanding the material weakness we identified.

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

Changes in Internal Control Over Financial Reporting.

During our fiscal year 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Date of Appointment	Name of Individual	Age	Position with Company
October 28, 2003	LIN CHI-JUNG	66	Director
July 20, 2022	LIN YUAN-CHIANG	50	Director
July 20, 2022	CHANG SHU-CHEN	58	Director
November 28, 2006	LIN HSIN-HUNG	71	Chairman
November 23, 2004	LI XIAO-GANG	67	Director
July 20, 2022	GU LIANG	51	Director
November 8, 2019	ZHANG JIAN	59	Chief Executive Officer
June 24, 2013	MI YONG JUN	52	Chief Financial Officer

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

Lin Chi-Jung, Director (Affiliated)

Lin Chi-Jung, age 66, was the Chairman of the Board of Directors of SRRE until October 29, 2018. Mr. Lin began serving as a Director of SRRE on October 28, 2003 and was appointed Chairman on October 11, 2004. He founded Shanghai Xin Ji Yang Real Estate Consultation Co., Ltd. (“SHXJY”) in late 2001, Shanghai Shang Yang Investment Management and Consulting Co., Ltd. (“SHSY”) in early 2004 and Suzhou Gao Feng Hui Property Management Co., Ltd. (“SZGFH”) in early 2005. Under his leadership and management, SHXJY, SHSY and SZGFH have grown rapidly. Prior to establishing this property business, Mr. Lin invested in the film making and publishing businesses. In his younger days, Mr. Lin was a well-known actor in Chinese communities around the world, including Mainland China, Taiwan, North America and South East Asia. The Board believes that Mr. Lin has the experience and qualification as a member of the Board of Directors because of his experience in the real estate industry, his leadership and strategic direction for the Company and his public personality, which makes him an invaluable asset to the Company. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years. Mr. Lin stepped down as CEO on January 30, 2018.

Lin Yuan-Chiang, Director (Affiliated)

Mr. Lin, age 50, is the Vice President of Administration for Linyi Shangyang Real Estate, a position that he has held since 2012. Previously, he was the Sales Manager for one of our real estate projects based in Sanya from 2008 to 2012. He graduated from Nanqiang Highschool in 1993 and has been affiliated with the Company as an employee for many years, where he obtained an in-depth insight on the Company’s workings and operations. Mr. Lin is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Chang Shu-Chen, Director (Affiliated)

Mrs. Chang, age 58, is the Director of Internal Auditing and Finance for Shanghai Daerwei Trading Limited, a position that she has held since 2016. Prior to joining Daerwei, she was the Secretary of the General Manager at Sansha Electric Manufacturing from 2010 to 2016. Mrs. Chang holds a bachelor’s degree in Japanese from the Utsunomiya University. The Company is confident that Mrs. Chang’s exemplary internal auditing skills will be beneficial to our operations. Mrs. Chang is the sister-in-law to our founder and director, Mr. Lin Chi Jung. Mrs. Chang is not a member of the Board of any other public company or any investment company, neither has she been a member of the boards of directors of such companies for the past five years.

Lin Hsin-Hung, Chairman (Affiliated)

Lin Hsin Hung, age 71, was appointed as an executive director on November 28, 2006 and Chairman of the Board on October 29, 2018. He graduated from the Economics Department of Taiwan Wen Hua College in 1981. Mr. Lin has served as the Chairman of the Board of Tian Li Manufacture Corporation, Ding Kai Industry Corporation, Hua Wei Development Corporation and an executive Director of Di Heng Capital Management Corporation. The Board believes Mr. Lin has the knowledge and expertise in the capital markets that will benefit to the Company. Mr. Lin is not a member of the board of any other public company or any investment company in the US, neither has he been a member of the boards of directors of such companies for the past five years.

Gu Liang, Director (Independent)

Mr. Gu, age 51, is a partner with Shanghai Wolun Investment Management, a position he held since 2016. Mr. Liang also served as Vice President at Shanghai Xuan Lun Investment Consultancy from 2012 to 2015. Mr. Gu graduated from Shanghai Jiao Tong University with a bachelor’s degree in Economics in 1997. Through his experiences, Mr. Liang developed a deep understanding of capital markets and investment strategies, thereby making him a beneficial member of the Board. Mr. Gu is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Li Xiao-Gang, Director (Independent)

Li Xiao-Gang, age 67, was appointed an independent director on November 23, 2004, and serves on our Audit, Compensation, and Governance and Nominating Committees. Mr. Li graduated from Shanghai Finance and Economics University in 1984, and joined the Shanghai Academy of Social Science. In 1992, he was appointed the deputy director of the Economics Law Consultation Center of the Shanghai Academy. In 2000, he was the Director of the Foreign Investment Research Center of the Academy. From 1992 to the present, Mr. Li has served as a Director cum Deputy Secretary-General of the Shanghai Consultation Association. The Board believes Mr. Li’s contribution of his views on economy as well as his knowledge of the real estate movement in China invaluable to the Company. Mr. Li is not a member of the Board of any other public company or any investment company, neither has he been a member of the boards of directors of such companies for the past five years.

Zhang Jian, Chief Executive Officer

Mr. Zhang, age 59, has more than 23 years of experiences in the business sector. Since 2017, Mr. Zhang has been a senior consultant at the Company’s subsidiary, Shanghai Shang Yang Investment Management and Consulting Co., Ltd, where he has been advising the Company’s operations as a group. Previously, Mr. Zhang was the Deputy General Manager at Chongqing Nongxin Shangyang Equity Investment Fund Management Co., Ltd., where he was in charge of its risk management. Prior to that, Mr. Zhang was the Chief Financial Officer at Beijing Kaizhe Fashion Technology Co., Ltd, from 2010 to 2015, and the Head of Credit Portfolio Management at ABN AMRO Bank in China, where he was focusing on the transaction originations, risk management, and balance sheet control for the bank’s credit portfolios. Mr. Zhang received a Bachelor of Economics from Fudan University in China in 1992, and a Master of Business Administration from Shanghai Jiaotong University in China in 2001.

Mi Yong Jun, Chief Financial Officer

Mr. Mi, age 52, was the Chief Financial Officer of Wanbang from 2010 until his appointment as our CFO on June 24, 2013. From 2009 to 2010, he worked for the Company as the financial controller. Prior to 2009, he worked for Macquarie Banking Limited, as a senior finance manager. Mr. Mi graduated from East China Normal University in 2012 with an MBA degree.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these filings must be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ending December 31, 2025, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners have been met on a timely basis.

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

Audit Committee and Audit Committee Financial Expert

Our Board established the Audit Committee on August 23, 2005 and was revised on April 3, 2024. The Audit Committee consists of two members Li Xiao Gang and Gu Liang both of whom are “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc., which is the independence standard that we have chosen to report under. With Mr Li Xiao Gang as the Audit Committee’s financial expert under Item 407(d)(5) of Regulation S-B.

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

Compensation Committee

The Compensation Committee of the Board consists of Mr Li Xiao gang and Mrs Chang Shu Chen. The primary duties of the Compensation Committee are to annually review and approve the Company’s compensation strategy to ensure that employees are rewarded appropriately; review annually and approve corporate goals and objectives relevant to executive compensation; annually review and determine elements of compensation of the CEO and other officers; and review and recommend compensation for non-employee members of our Board. The Compensation Committee operates pursuant to a charter that was approved by our Board, a current copy of which is available on our website at www.sunrise.sh under the heading “Investor” and subheading “Corporate Governance.”

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

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The following table reflects the compensation paid to the Company’s Chief Executive Officer and each of the Company’s compensated executive officers whose compensations exceeded $40,000 in fiscal years 2025, 2024 and 2023 for services rendered to the Company and its subsidiaries.

							Change in
							Pension
							Value
							and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Zhang Jian	2025	68,917	—	—	—	—	—	—	68,917
CEO (since November 8, 2019	2024	68,917	—	—	—	—	—	—	68,917
	2023	68,917	—	—	—	—	—	—	68,917

Mi Yong Jun	2025	43,074	—	—	—	—	—	—	43,074
CFO (since June 24, 2013)	2024	43,074	—	—	—	—	—	—	43,074
	2023	43,074	2,611	—	—	—	—	—	45,685

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 26, 2026, the number and percentage of our 68,691,925 shares of common stock outstanding that were beneficially owned by (1) each person known to the Company to be the beneficial owner of five percent or more of our common stock, (2) each director and named executive officer, and (3) all of the Company’s directors and executive officers as a group. Unless otherwise indicated, the person listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.

		Amount and Nature of
Title of Class	Name and Address	Beneficial Ownership		Percent of Class
Common	Lin Chi-Jung 28 Jingyao Rd., Crystal Plaza, Bldg. 2, Fl. 17, New Pudong District, Shanghai, China	44,513,789	(1)	64.8%

All Directors and Officers as a Group		44,513,789	(4)	64.8%

Common	Better Time International	3,530,000	(4)	5.14%

Common	Good Speed Service Limited	3,469,572	(5)	5.05%

Non-Officers and Directors		6,999,572		10.19%
(1)	43,011,400 shares are owned by Ace Develop Properties Limited, of which Mr. Lin Chi-Jung is the sole beneficial owner and 1,001,920 shares are owned by Lin Chi-Jung directly.
(2)	These shares are owned by Glorystar International Enterprise Limited, of which Mr. Lin Hsing Hung is a minority shareholder and an officer.
(3)	Except reported herein, other directors and officers do not own any Company’s common stocks.
(4)	The beneficiary owner of Better Time International is Wang Chun-Chieh.
(5)	The beneficiary owner of Good Speed Services Limited is Yuan Chi Lung.

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

Amounts Due To (From) Directors

The amounts due to directors as of December 31, 2025 were $760,267. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of December 31, 2025 was $739,646, which includes unsecured advances and unpaid interest.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of December 31, 2025 was $20,621, which is unsecured, interest-free and payable on demand.

Director Independence

Li Xiao-Gang and Gu liang are members of the Board of Directors and are each “independent” within the meaning of the Marketplace Rules of the Nasdaq Stock Market, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2025 and 2024, the fees billed from RH. CPA were $121,658 and $121,658, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

R.H CPA did not bill the Company any additional fees for professional services rendered to the Company during the fiscal years ended December 31, 2025 and 2024.

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sunrise Real Estate Group, Inc.

/s/ Zhang, Jian
By: Zhang Jian
Principal Executive Officer and Director

DATE: April 17, 2026

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lin Chi-Jung	Director	April 17, 2026
Lin Chi-Jung

/s/ Chang Shu-Chen	Director	April 17, 2026
Chang Shu-Chen

/s/ Lin Yuan-Chiang	Director	April 17, 2026
Lin Yuan-Chiang

/s/ Lin Hsin-Hung	Chairman	April 17, 2026
Lin Hsin-Hung

/s/ Gu Liang	Director	April 17, 2026
Gu liang

/s/ Li Xiao-Gang	Director	April 17, 2026
Li Xiao-Gang