Form 10-Q
period 2026-03-31
SUNRISE REAL ESTATE GROUP INC
filed 2026-05-20
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 8, 2026 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	March 31,	December 31,
	2026	2025
ASSETS

Current assets
Cash and cash equivalents	$14,342,048	$16,751,284
Restricted cash (Note 3)	118,220	116,727
Transactional financial assets (Note 4)	19,044,145	21,174,389
Accounts receivable, net	3,221,584	7,511,486
Real estate property under development (Note 5)	36,263,766	35,714,480
Amount due from an unconsolidated affiliate (Note 9)	18,466,521	15,616,299
Other receivables and deposits, net (Note 6)	6,290,487	5,757,294
Total current assets	97,746,771	102,641,959

Property and equipment, net (Note 7)	266,387	306,251
Investment properties, net (Note 8)	24,274,058	24,331,944
Investment in an unconsolidated affiliate (Note 9)	13,932,720	13,715,866
Other investments (Note 10)	317,087	312,152
Total assets	$136,537,023	$141,308,172

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 12)	1,445,212	1,422,718
Accounts payable (Note 15)	12,240,378	14,585,403
Amounts due to directors (Note 13)	772,288	760,267
Amount due to an affiliate (Note 16)	26,568,528	27,209,737
Customer deposits (Note 17)	17,618,970	17,105,723
Other payables and accrued expenses (Note 14)	2,899,773	2,857,269
Other taxes payable	86,070	91,191
Income taxes payable (Note 18)	4,398	4,329
Total current liabilities	61,635,617	64,036,637

Long term income tax payable (Note 18)	—	—
Total liabilities	61,635,617	64,036,637

Commitments and contingencies (Note 19)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	686,919	686,919
Additional paid-in capital	8,110,008	8,110,008
Statutory reserve (Note 20)	3,893,120	3,893,120
Retained Earnings	79,341,601	82,052,439
Accumulated other comprehensive income	9,820,454	8,302,758
Total Equity of Sunrise Real Estate Group, Inc.	101,852,102	103,045,244
Non-controlling interests	(26,950,696)	(25,773,709)
Total shareholders’ equity	74,901,406	77,271,535
Total liabilities and shareholders’ equity	$136,537,023	$141,308,172

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2026	2025
Net revenues	$679,834	$9,787,786
Cost of revenues	(871,947)	(9,888,924)
Gross profit (loss)	(192,113)	(101,138)

Operating expenses	(268,762)	(346,541)
General and administrative expenses	(569,427)	(607,870)
Operating profit (loss)	(1,030,302)	(1,055,549)

Other income (expenses)
Interest income (expense)	30,949	(16,451)
Interest expense	(372,127)	(414,647)
Unrealized gain on equity securities	4,310,678
Other income (expense), net	(6,415,597)	(758,945)
Total Other Income (expense)	(2,446,097)	(1,190,043)

Income (loss) before income taxes	(3,476,399)	(2,245,592)
Income tax benefit	—	(1,885)
Net income (loss)	(3,476,399)	(2,247,477)
Less: Net (income) loss attributable to non-controlling Interests	765,561	1,332,863
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$(2,710,838)	$(914,614)

Earnings per share – basic and fully diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding
- Basic and fully diluted	68,691,925	68,691,925

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2026	2025
Net Income (loss)	$(3,476,399)	$(2,247,477)

Other comprehensive income (loss)
- Foreign currency translation adjustment	1,106,270	(340,352)
Total comprehensive income (loss)	(2,370,129)	(2,587,829)
Less: Comprehensive (income) loss attributable to non-controlling interests	1,176,987	1,349,680

Total comprehensive income (loss) attributable to stockholders of Sunrise Real Estate Group, Inc.	$(1,193,142)	$(1,238,149)

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2025	68,691,925	$686,919	$8,110,008	$3,893,120	$82,052,439	$8,302,758	$(25,773,709)	$77,271,535
Profit (loss) for the period	—	—	—	—	(2,710,838)	—	(765,561)	(3,476,399)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	1,517,696	(411,426)	1,106,270
Balance, March 31, 2026	68,691,925	686,919	8,110,008	3,893,120	79,341,601	9,820,454	(26,950,696)	74,901,406

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2024	68,691,925	$686,919	$8,110,008	$3,893,120	$90,363,630	$6,095,427	$(12,174,366)	$96,974,738
Profit (loss) for the period	—	—	—	—	(914,614)	—	(1,332,863)	(2,247,477)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	(323,535)	(16,817)	(340,352)
Balance, March 31, 2025	68,691,925	686,919	8,110,008	3,893,120	89,449,016	5,771,892	(13,524,046)	94,386,909

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(3,476,399)	$(2,247,477)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	461,536	454,201
Loss (gain) on disposal of property, plant and equipment	14,806
Changes in assets and liabilities
Accounts receivable	4,508,095	(6,229,397)
Real estate property under development	595,062	9,168,131
Customer Deposits	(36,124)	(363,576)
Amount due from unconsolidated affiliates	(2,398,960)	(6,554,099)
Other receivables and deposits	(346,451)	1,002,325
Accounts payable	(2,799,250)	(2,491,456)
Other payables and accrued expenses	(49,040)	(86,231)
Dividends	—	—
Due to directors	(12,341)	—
Other taxes payable	(8,010)	(29,397)
Income taxes payable	(70)	(4,231)
Net cash provided by (used in) operating activities	(3,547,146)	(7,381,207)

Cash flows from investing activities
Acquisition of property, plant and equipment	—	—
Net cash from transactional financial assets	2,796,169	4,073,450
Net cash provided by (used in) investing activities	2,796,169	4,073,450

Cash flows from financing activities
Repayment from an affiliate	(1,445,212)	—
Net cash provided by (used in) financing activities	(1,445,212)	—

Effect of exchange rate changes on cash and cash equivalents	(211,554)	(423,725)

Net increase in cash, cash equivalents, and restricted cash	(2,407,743)	(3,731,482)
Cash, cash equivalents, and restricted cash at beginning of period	16,868,011	21,068,085
Cash, cash equivalents, and restricted cash at end of period	$14,460,268	$17,336,603

Supplemental disclosure of cash flow information
Income taxes paid	$—	$1,885
Interest paid	—	—

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

As of March 31, 2026, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%	Equity Investment	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%	Equity Investment	Streaming platform
Shangyang International PTE. LTD.	August 19,2022	SINGAPORE	100%	Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd.	Oct. 20, 2020	PRC	19.58%	Equity Investment	Investment holding
Shanghai Zhuangyanting Trading Co., Ltd.	Sep. 21, 2023	PRC	19.9%	Equity Investment	Investment holding
Shanghai Shifengmei Brand Mgmt. Co., Ltd.	Nov. 27, 2023	PRC	19.9%	Equity Investment	Investment holding
Shanghai Aoyue Bio-Tech Co., Ltd.	Nov. 27, 2023	PRC	19.9%	Equity Investment	Investment holding
Shanghai Maitinghao Trading Co., Ltd.	Sep. 21, 2023	PRC	19.9%	Equity Investment	Investment holding
Shanghai Xinshangyang Media Comu. Co., Ltd.	Dec. 25, 2024	PRC	100%	Subsidiary	Streaming platform
1.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
2.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. According to a resolution adopted by the shareholders of SHDEW in October 31,2023, SHDEW will close its operations at the end of 2026.
3.	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

The accompanying condensed consolidated balance sheet as of December 31, 2025, which has been derived from the audited consolidated financial statements and the accompanying unaudited condensed consolidated financial statements, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations and the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Sunrise Real Estate as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025, and the cash flows for the three months ended March 31, 2026 and 2025. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of March 31, 2026 and December 31, 2025 are $1: RMB 6.9194 and $1: RMB7.0288, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units in May 2015 and sold 119 units out of all 121 units at the end of April 30, 2026. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by the end of April 30, 2026. Phase 3 began construction in first quarter of 2021 and sold 34 units out of 51 units as of April 22, 2026. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of April 30, 2026, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 600 units out of 873 of the second phase.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of March 31, 2026, and December 31, 2025, the Company held cash deposits of $118,220 and $116,727, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of March 31, 2026, we have $19,044,145 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 3.65% depending on the amount and time period invested.

In addition to the wealth management products described above, the Company also invests in equity securities. These equity securities are measured at fair value on a recurring basis, with fair value determined based on quoted market prices in active markets for identical assets. Accordingly, such investments are classified as Level 1 within the fair value hierarchy in accordance with ASC 820, “Fair Value Measurement.”

Unrealized gains and losses resulting from changes in the fair value of equity securities are recognized in earnings and presented separately as “unrealized gain (loss) on equity securities” in the consolidated statements of operations. Realized gains and losses upon disposal of equity securities are recorded in “other income (expense), net.”

For the three months ended March 31, 2026, the Company recognized an unrealized gain of $4,310,678 related to these equity securities, primarily due to changes in market prices during the period.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of April 30, 2026. As to Phase 3, we sold 34 units out of 51 units as of April 30, 2026.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of April 30, 2026, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 600 out of 873 of the second phase.

As of March 31, 2026, land use rights included in real estate property under development totaled $36,263,766.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	March 31,	December 31,
	2026	2025
Advances to staff	$278,465	272,344
Rental deposits	8,062	7,937
Prepaid expense	6,503	22,408
Prepaid tax	5,126,269	4,650,319
Other receivables	871,188	804,287
	$6,290,487	$5,757,294

Other receivables and deposits as of March 31, 2026 and December 31, 2025 were stated net of allowance for doubtful accounts of $1,666,129 and $1,666,129, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$117,999	$116,162
Computer and office equipment	144,114	208,462
Motor vehicles	584,921	575,817
Properties	1,593,445	1,568,644
	2,440,480	2,469,086
Less: Accumulated depreciation	(2,174,093)	(2,162,835)
	$266,387	$306,251

Depreciation and amortization expense for property and equipment amounted to $11,258 and $39,346 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	March 31,	December 31,
	2026	2025
Investment properties	$40,712,154	$40,078,489
Less: Accumulated depreciation	(16,438,096)	(15,746,545)
	$24,274,058	$24,331,944

Depreciation and amortization expense for investment properties amounted to $440,330 and $441,781 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM UNCONSOLIDATED AFFILIATES

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, DEWSY (19.58%), SHAY(19.91%), SHZYT(19.91%), SHSFM(19.91%), SHMTH(19.91%) and SHTX (19.91%). As of April 30, 2026, the investment amount in SHDEW was $12,805,451, DEWSY was $234,979, SHAY was $160,183, SHZYT was $287,795, SHSFM was $36,461, SHMTH was $91,152, and SHTX was $28,904.

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

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s measurement alternative investments was $317,087 and $312,152, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended March 31, 2026 and 2025, respectively.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,445,212 and $1,422,718 as of March 31, 2026 and December 31, 2025, respectively.

The promissory note with a principal as of March 31, 2026 amounting to $722,606 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of March 31, 2026, and December 31, 2025, the outstanding principal and unpaid interest related to this promissory note amounted to $722,606 and $711,359, respectively.

The promissory note with a principal as of March 31, 2026 amounting to $722,606 bears unsecured and has no fixed term of repayment. As of March 31, 2026, and December 31, 2025, the outstanding principal and unpaid interest related to this promissory note amounted to $722,606 and $711,359, respectively.

For the three months ended March 31, 2026, the interest expense related to these promissory notes was $0.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	March 31,	December 31,
	2026	2025
Lin Chi-Jung	$751,341	$739,646
Lin Hsin-Hung	20,947	20,621
	$772,288	$760,267

(a)	The balance due to Lin Chi-Jung consists of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

	March 31,	December 31,
	2026	2025
Accrued staff commission and bonus	$35,482	$34,930
Rental deposits received	235,657	185,947
Bid bond	55,207	54,348
Dividends payable to no controlling interest	—	—
Other payables	2,573,426	2,582,045
	$2,899,773	$2,857,269

NOTE 14 – ACCOUNT PAYABLE

As of March 31, 2026 and December 31, 2025, the balances of accounts payable were $12,240,378 and $14,585,403 respectively. The balance of accounts payable as of March 31, 2026 included an unpaid development fee of Linyi project of $3,737,510 and HATX project of $7,405,682. The remaining balance was due to agents of the operating business.

NOTE 15 – AMOUNT DUE TO AFFILIATES

As of March 31, 2026, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, $26,057,234 and JXSY, $511,294, was an intercompany transfer for day-to-day operations.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre - sales in November 2013 and as of March 31, 2026, the pre - sales amounted to $3,030,681. The HATX project started pre - sales in December 2019, and as of March 31, 2026 the pre - sales amounted to $14,563,797.

NOTE 17 – INCOME TAXES PAYABLE

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to be recovered or settled.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.

The Company’s income tax expense (benefit) for the three months ended March 31, 2026 and 2025 was not material. The Company primarily operates in the PRC and is subject to PRC enterprise income tax.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the three months ended March 31, 2026 and 2025 were $7,343 and $7,078, respectively.

As of March 31, 2026, the Company had the following operating lease obligations.

Amount
Within one year	$28,390
Two to five years	—
$28,390

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of March 31, 2026, and December 31, 2025, the Company’s statutory reserve fund was $3,893,120 and $3,893,120, respectively.

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended March 31, 2026
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	307,783	$372,051	$—	$—	$679,834
Cost of revenues	(463,999)	(407,948)	—	—	(871,947)
Gross profit	(156,216)	(35,897)	—	—	(192,113)

Operating expenses	(135,330)	(133,432)	—	—	(268,762)
General and administrative expenses	(204,390)	(237,402)	—	(127,635)	(569,427)
Operating loss	(495,936)	(406,731)	—	(127,635)	(1,030,302)

Other income (expenses)
Interest income	28,722	2,182	—	45	30,949
Interest expense	—	(372,127)	—	—	(372,127)
Unrealized gain on equity securities			4,310,678		4,310,678
Other income, Net	—	—	381	(6,415,978)	(6,415,597)
Total other (expenses) income	28,722	(369,945)	4,311,059	(6,415,933)	(2,446,097)

Income (loss) before income taxes	(467,214)	(776,676)	4,311,059	(6,543,568)	(3,476,399)
Income tax	—	—	—	—	—
Net Income (loss)	$(467,214)	$(776,676)	$4,311,059	$(6,543,568)	$(3,476,399)

	Three Months Ended March 31, 2025
	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
Net revenues	66,702	$9,721,084	$—	$—	$9,787,786
Cost of revenues	(152,856)	(9,736,068)	—	—	(9,888,924)
Gross profit	(86,154)	(14,984)	—	—	(101,138)

Operating expenses	(57,331)	(289,210)	—	—	(346,541)
General and administrative expenses	(282,391)	(220,204)	—	(105,275)	(607,870)
Operating loss	(425,876)	(524,398)	—	(105,275)	(1,055,549)

Other income (expenses)
Interest income	(22,637)	6,000	—	186	(16,451)
Interest expense	—	(414,647)	—	—	(414,647)
Other income, Net	—	(21,925)	7,371	(744,391)	(758,945)
Total other (expenses) income	(22,637)	(430,572)	7,371	(744,205)	(1,190,043)

Income (loss) before income taxes	(448,513)	(954,970)	7,371	(849,480)	(2,245,592)
Income tax	—	(1,885)	—	—	(1,885)
Net Income (loss)	$(448,513)	$(956,855)	$7,371	$(849,480)	$(2,247,477)

	Property	Real Estate	Investment
	Management	Development	Transaction	Others	Total
As of March 31, 2026
Real estate property under development	$—	$36,263,766	$—	$—	$36,263,766
Total assets	12,353,582	64,210,164	33,293,952	26,679,325	136,537,023

As of March 31, 2025
Real estate property under development	$—	$54,879,667	$—	$—	$54,879,667
Total assets	10,776,352	87,336,526	33,962,749	30,621,392	162,697,019

NOTE 21 – RELATED PARTY TRANSACTIONS

The Company executed a new office renting agreement for a term of 12 months with SHDEW with the amount of $31,570.

We have paid the loan principal to SHSJ of $1,445,212 in the first quarter of 2026. The remaining loan principal due to SHSJ is $15,319,247 at March 31, 2026. The accrued interest of the loan is $372,151, and accumulated unpaid accrued interest is $10,737,986 for the first quarter of 2026.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 has completed construction of 121 units as of May 2015 and sold 119 units out of all 121 units as of May 15, 2025. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by the end of May 15, 2025. Phase 3 began construction in the first quarter of 2021 and sold 22 and pre-sold 12 units out of 51 units as of May 15, 2025. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters in the amount of 228 million RMB for future development.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of April 30, 2026, the Company sold 655 units out of 679 units of the first phase and sold 600 out of 873 of the second phase.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of March 31, 2026 and December 31, 2025.

RESULTS OF OPERATIONS

We provide the following discussion and analyses of our changes in financial condition and results of operations for the period ended March 31, 2026 with comparisons to the period ended March 31, 2025.

Revenue

The following table shows the net revenue detail by line of business:

	Three months ended March 31
	2026	% of total	2025	% of total	% change
Property management	307,783	45	332,231	3	(7)
House Sales	372,051	55	9,455,554	97	(96)
Net revenue	679,834	100	9,787,785	100	(93)

The net revenue in the first quarter of 2026 was $679,834, which decreased by 93% from $9,787,785 in the first quarter of 2025. In the first quarter of 2026, property management, and house sales represented 45%, and 55% of our total net revenues, respectively. The decrease in net revenue in the first quarter of 2026 was mainly due to the decrease in the recognition of house sales revenue of the HATX project and Linyi project in this quarter.

Property Management

Property management represented 45% of our revenue in the first quarter of 2026 and revenue from property management decreased by 7% compared with the same period in 2025.

House sales

House sales represented 55% of our revenue in the first quarter of 2026. The company has far less recognition the house sales revenue of HATX project and Linyi project in the period compare with the same period in 2025.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three months ended March 31,
	2026	% of total	2025	% of total	% change
Property management	463,999	53	443,572	4	4
House sales	407,948	47	9,445,351	96	(96)
Cost of Revenue	871,946	100	9,888,923	100	(91)

The cost of revenue in the first quarter of 2026 was $871,946, an decrease of 91% from $9,888,923 in the same period in 2025. In the first quarter of 2026, property management and house sales represented 53%, and 47% of total cost of revenues, respectively. The decrease in cost of revenue in first quarter of 2026 was mainly due to the decrease in the recognition of the cost of revenue of the HATX project and Linyi project in this period.

Property management

The cost of revenue for property management in the first quarter of 2026 was $463,999, an increase of 4% from $443,572 in the same period in 2025.

House sales

House sales represented 47% of our cost of revenue in the first quarter of 2026. The Company had recognized at zero its house sales of HATX project in the period.

Operating Expenses

The following table shows operating expenses detail by line of business:

	Three months ended March 31,
	2026	% of total	2025	% of total	% change
Property management	135,330	50	132,345	38	2
House sales	133,432	50	214,196	62	(37)
Operating expenses	268,762	100	346,541	100	(22)

The operating expenses in the first quarter of 2026 were $268,762, a decrease of 22% from $346,541 compared with the same period of 2025. This was mainly due to the decrease in expenses in consulting service. In the first quarter of 2026, the expenses related to property management and house sales represented 50% and 50% of the total operating expenses, respectively.

Property management

The operating expenses for property management in the first quarter of 2026 were $135,330, which increased 2% from $132,345 in the same period in 2025.

House sales

The operating expenses for house sales in the first quarter of 2026 were $133,432, which decreased 37% from $214,196 in the same period in 2025.

General and Administrative Expenses

The general and administrative expenses in the first quarter of 2026 were $569,427, a decrease of 6.8% from $607,870 in the same period in 2025.

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

Amounts Due To Directors

The amounts due to directors as of March 31, 2026 were $772,287. The amounts due are as follows:

Amount Due to Lin Chi-Jung

The amount due to Lin Chi-Jung as of March 31, 2026 was $751,341, which includes unpaid loan.

Amount Due to Lin Hsin-Hung

The balance due to Lin Hsin-Hung as of March 31, 2026 was $20,947, which is unsecured, interest-free and payable on demand.

LIQUIDITY AND CAPITAL RESOURCES

In the first quarter of 2026, our principal sources of cash were revenues from our house sales and property management business. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $14,460,268.

The Company’s operating activities used cash in the amount of $3,547,146, which was primarily attributable to the repayment to unconsolidated affiliates.

The Company’s investing activities provided cash resources of $2,796,169, which was primarily attributable to the withdrawal of transactional financial assets.

The Company’s financing activities used cash resources of $1,445,212, which was primarily attributable to the repayment to an affiliate.

The potential cash needs for 2026 would include the investment of transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project.

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

ITEM 4. CONTROLS AND PROCEDURES

A.Material weaknesses

As discussed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, we identified one material weakness in the design and operation of our internal controls. The material weakness is related to the Company’s accounting department personnel having limited knowledge and experience in U.S. GAAP. In response to the above identified material weakness and to continue strengthening the Company’s internal control over financial reporting, we are going to undertake the following remediation initiatives:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in any legal proceedings since the disclosures contained in the Registrant’s Form 10-K for the year ended December 31, 2025.

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

Date: May 20, 2026
By:	/s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: May 20, 2026
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer