Form 10-Q
period 2026-06-30
SUNRISE REAL ESTATE GROUP INC
filed 2026-08-19
CIK 1083490

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 31, 2026 –68,691,925 shares of Common Stock

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Expressed in U.S. Dollars)

	June 30,	December 31,
	2026	2025
ASSETS

Current assets
Cash and cash equivalents	$14,270,665	$16,751,284
Restricted cash (Note 3)	120,113	116,727
Transactional financial assets (Note 4)	16,028,335	21,174,389
Accounts receivable	3,269,371	7,511,486
Real estate property under development (Note 5)	36,871,562	35,714,480
Amount due from an unconsolidated affiliate	18,760,699	15,616,299
Other receivables and deposits, net (Note 6)	6,520,014	5,757,294
Total current assets	95,840,759	102,641,959

Property and equipment, net (Note 7)	241,364	306,251
Investment properties, net (Note 8)	24,211,112	24,331,944
Investment in an unconsolidated affiliate (Note 9)	14,154,675	13,715,866
Other investments (Note 10)	322,138	312,152
Total assets	$134,770,048	$141,308,172

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Promissory notes payable (Note 11)	1,468,235	1,422,718
Accounts payable (Note 14)	12,401,294	14,585,403
Amounts due to directors (Note 12)	784,590	760,267
Amount due to an affiliate (Note 15)	22,701,541	27,209,737
Customer deposits (Note 16)	17,775,866	17,105,723
Other payables and accrued expenses (Note 13)	2,988,321	2,857,269
Other taxes payable	26,372	91,191
Income taxes payable (Note 17)	4,468	4,329
Total current liabilities	58,150,687	64,036,637

Long-term income tax payable (Note 17)	—	—
Total liabilities	58,150,687	64,036,637

Commitments and contingencies (Note 18)

Shareholders’ equity
Common stock, par value $0.01 per share; 200,000,000 shares Authorized; 68,691,925 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	686,919	686,919
Additional paid-in capital	5,099,477	8,110,008
Statutory reserve (Note 19)	3,893,120	3,893,120
Retained Earnings	76,048,231	82,052,439
Accumulated other comprehensive income	10,696,224	8,302,758
Total equity of Sunrise Real Estate Group, Inc.	96,423,971	103,045,244
Non-controlling interests	(19,804,610)	(25,773,709)
Total shareholders’ equity	76,619,361	77,271,535
Total liabilities and shareholders’ equity	$134,770,048	$141,308,172

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Expressed in U.S. Dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$362,498	$1,642,693	$1,042,332	$11,430,479
Cost of revenues	(677,225)	(623,377)	(1,549,172)	(10,512,301)
Gross profit (loss)	(314,727)	1,019,316	(506,840)	918,178

Operating expenses	(317,012)	(255,988)	(585,774)	(602,529)
General and administrative expenses	(551,975)	(915,091)	(1,121,402)	(1,522,961)
Operating profit (loss)	(1,183,714)	(151,763)	(2,214,016)	(1,207,312)

Other income (expenses)
Interest income	37,015	56,471	67,964	40,020
Interest expense	(270,504)	(447,682)	(642,631)	(862,329)
Equity in net income (loss)	807,337	—	807,337	—
Unrealized gain (loss) on equity securities	(3,085,214)	—	1,225,464	—
Other income (loss), net	(207,298)	2,557,036	(6,622,895)	1,798,091
Total other Income (loss)	(2,718,664)	2,165,825	(5,164,761)	975,782

Income (loss) before income taxes	(3,902,378)	2,014,062	(7,378,777)	(231,530)
Income tax benefit (expense)	—	(276,656)	—	(278,541)
Net income (loss)	(3,902,378)	1,737,406	(7,378,777)	(510,071)
Less: Net (income) loss attributable to non-controlling interests	609,008	84,225	1,374,569	1,476,088
Net income (loss) attributable to shareholders of Sunrise Real Estate Group, Inc.	$(3,293,370)	$1,821,631	$(6,004,208)	$907,017
Net income (loss)	(3,902,378)	1,737,406	(7,378,777)	(510,071)
Other comprehensive income (loss) Foreign currency translation adjustment	437,983	784,336	1,544,253	443,984
Comprehensive income (loss)	(3,464,395)	2,521,742	(5,834,524)	(66,087)

Less: Comprehensive income (loss) attributable to non-controlling interests	1,046,795	122,383	2,223,782	1,472,063
Total comprehensive income (loss) attributable to shareholders	(2,417,600)	2,644,125	(3,610,742)	1,405,976
Earnings (loss) per share – basic and fully diluted	$(0.05)	$0.03	$(0.09)	$0.01

Weighted average common shares outstanding
Basic and fully diluted	68,691,925	68,691,925	68,691,925	68,691,925

See accompanying notes to unaudited condensed consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2025	68,691,925	$686,919	$8,110,008	$3,893,120	$82,052,439	$8,302,758	$(25,773,709)	$77,271,535
Profit (loss) for the period	—	—	—	—	(6,004,208)	—	(1,374,569)	(7,378,777)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Debt relief of Linyi Shangyang interest	—	—	(3,010,531)	—	—	—	8,192,881	5,182,350
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	2,393,466	(849,213)	1,544,253
Balance, June 30, 2026	68,691,925	686,919	5,099,477	3,893,120	76,048,231	10,696,224	(19,804,610)	76,619,361

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2026	68,691,925	$686,919	$8,110,008	$3,893,120	$79,341,601	$9,820,454	$(26,950,696)	$74,901,406
Profit (loss) for the period	—	—	—	—	(3,293,370)	—	(609,008)	(3,902,378)
Debt relief of Linyi Shangyang interest	—	—	(3,010,531)	—	—	—	8,192,881	5,182,350
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operation	—	—	—	—	—	875,770	(437,787)	437,983
Balance, June 30, 2026	68,691,925	686,919	5,099,477	3,893,120	76,048,231	10,696,224	(19,804,610)	76,619,361

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(Expressed in U.S. Dollars)

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, December 31, 2024	68,691,925	$686,919	$8,110,008	$3,893,120	$90,363,630	$6,095,427	$(12,174,366)	$96,874,738
Profit (loss) for the year	—	—	—	—	907,017	—	(1,417,088)	(510,071)
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Capital contribution from non-controlling interests of new consolidated subsidiaries	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Translation of foreign operations	—	—	—	—	—	498,959	(54,975)	443,984
Balance, June 30, 2025	68,691,925	686,919	8,110,008	3,893,120	91,270,647	6,594,386	(13,646,429)	96,908,651

						Accumulated		Total
	Common Stock		Additional		Retained	Other		Stockholders’
	Number of		Paid-in	Statutory	Earnings	Comprehensive	Non-controlling	(Deficit)
	shares issued	Amount	Capital	Reserve	(Deficits)	Income	Interests	Equity
Balance, March 31, 2025	68,691,925	$686,919	$8,110,008	$3,893,120	$89,449,016	$5,771,892	$(13,524,046)	$94,386,909
Profit (loss) for the year	—	—	—	—	1,821,631	—	(84,225)	1,737,406
Translation of foreign operations	—	—	—	—	—	822,494	(38,158)	784,336
Discontinuation of the equity method for an investment	—	—	—	—	—	—	—	—
Dividend	—	—	—	—	—	—	—	—
Capital contribution to a new consolidated subsidiary	—	—	—	—	—	—	—	—
Balance, June 30, 2025	68,691,925	686,919	8,110,008	3,893,120	91,270,647	6,594,386	(13,646,429)	96,908,651

See accompanying notes to consolidated financial statements.

SUNRISE REAL ESTATE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Expressed in U.S. Dollars)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(7,378,777)	$(510,071)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	935,517	931,446
Unrealized gain on equity investment	(1,225,464)	—
Loss (Gain) on disposal of property, plant and equipment	17,625	—
Changes in assets and liabilities
Accounts receivable	4,546,332	(7,579,889)
Real estate property under development	569,944	8,390,702
Customer Deposits	(158,555)	(994,970)
Amount due from unconsolidated affiliates	(3,546,182)	(6,797,769)
Other receivables and deposits	(476,737)	2,469,559
Net cash from directors	(12,437)	1
Accounts payable	(2,854,456)	(2,488,571)
Dividends	—	—
Other payables and accrued expenses	(7,622)	(50,346)
Other taxes payable	(68,337)	(190,641)
Income taxes payable	(70)	(4,536)
Net cash provided by (used in) operating activities	(9,659,219)	(6,825,085)

Cash flows from investing activities
Purchases of property and equipment	—	—
Net Cash from Transactional financial assets	7,318,709	2,645,749
Net cash provided by (used in) investing activities	7,318,709	2,645,749

Cash flows from financing activities
Restricted cash	—	—
Net cash provided (used in) financing activities	—	—

Effect of exchange rate changes on cash and, cash equivalents and restricted cash	(136,723)	69,517

Net decrease in cash, and cash equivalents and restricted cash	(2,477,233)	(4,109,819)
Cash, and cash equivalents and restricted cash at beginning of period	16,868,011	21,068,085
Cash, and cash equivalents and restricted cash at end of period	$14,390,778	$16,958,266

Supplemental disclosure of cash flow information
Income taxes paid	$—	$278,541
Interest paid	—	—

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

As of June 30, 2026, the Company has the following major subsidiaries and equity investment.

			% of Ownership	Relationship
	Date of	Place of	held by the	with the
Company Name	Incorporation	Incorporation	Company	Company	Principal Activity
Sunrise Real Estate Development Group, Inc. (CY-SRRE)	April 30, 2004	Cayman Islands	100%	Subsidiary	Investment holding
Lin Ray Yang Enterprise Limited (“LRY”)	November 13, 2003	British Virgin Islands	100%	Subsidiary	Investment holding
Shanghai Xin Ji Yang Real Estate Consultation Company Limited (“SHXJY”)	August 20, 2001	PRC	100%	Subsidiary	Property brokerage services
Shanghai Shang Yang Investment Management and consultation Company Limited (“SHSY”)	February 5, 2004	PRC	100%	Subsidiary	Property brokerage services
Suzhou Xi Ji Yang Real Estate Consultation Company Limited (“SZXJY”)	June 25, 2004	PRC	75%	Subsidiary	Property brokerage services
Linyi Shangyang Real Estate Development Company Limited (“LYSY”)	October 13, 2011	PRC	34%[2]	Subsidiary	Real estate development
Sanya Shang Yang Real Estate Consultation Company Limited (“SYSY”)	September 18, 2008	PRC	100%	Subsidiary	Property brokerage services
Shanghai Rui Jian Design Company Limited (“SHRJ”)	August 15, 2011	PRC	100%	Subsidiary	Property brokerage services
Linyi Rui Lin Construction and Design Company Limited (“LYRL”)	March 6, 2012	PRC	100%	Subsidiary	Investment holding
Wuhan Yuan Yu Long Real Estate Development Company Limited (“WHYYL”)	December 28, 2009	PRC	49%	Equity investment	Real estate development
Shanghai Da Er Wei Trading Company Limited (“SHDEW”)	June 6, 2013	PRC	19.91%[3]	Equity investment	Import and export trading
Shanghai Hui Tian (“SHHT”)	July 25, 2014	PRC	100%	Subsidiary	Investment holding
Shanghai Shangyang Tianxi (“SHTX”)	July 25, 2014	PRC	19.91%	Subsidiary	Investment holding
Huaian Zhanbao Industrial Co., Ltd. (“HAZB”)	December 6, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Huaian Tianxi Real Estate Development Co., Ltd (“HATX”)	October, 2018	PRC	78.46%[4]	Subsidiary	Investment holding
Shanghai Taobuting Media Co., Ltd. (“TBT”)	July 1, 2020	PRC	7.5%	Subsidiary	Streaming platform
Shangyang International PTE. LTD.	August 19,2022	SINGAPORE	100%	Subsidiary	Investment holding
Shanghai Da Er Wei Industry Co., Ltd.(SYIP)	Oct. 20, 2020	PRC	19.58%	Subsidiary	Investment holding
Shanghai Zhuangyanting Trading Co., Ltd. (SHZYT)	Sep. 21, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Shifengmei Brand Mgmt. Co., Ltd. (SHSFM)	Nov. 27, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Aoyue Bio-Tech Co., Ltd. (SHAY)	Nov. 27, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Maitinghao Trading Co., Ltd. (SHMTH)	Sep. 21, 2023	PRC	19.9%	Subsidiary	Investment holding
Shanghai Xinshangyang Creative Communication Co., Ltd. (SHXSY)	Dec. 25, 2024	PRC	100%	Subsidiary	Streaming platform
1.	The Company and a shareholder of LYSY, who holds 46% equity interest in LYSY, entered into a voting agreement that the Company is entitled to exercise the voting rights in respect of her 46% equity interest in LYSY. The Company effectively holds 80% voting rights in LYSY and therefore considers LYSY as a subsidiary of the Company. On May 27, 2020, LYRL received 10% of the issued and outstanding shares of LYSY from Nanjing Longchang Real Estate Development Group. LYRL owned 34% of LYSY following the purchase.
2.	In December 2019, SHDEW had an employee stock bonus where its employees received their issued shares. This resulted in the dilution of our ownership of SHDEW from 20.38% to 19.91%. According to a resolution adopted by the shareholders of SHDEW in October 31,2023, SHDEW will close its operations at the end of 2026.
3.	We established HATX for real estate development in Huai’an through HAZB, of which we have 78.46% ownership.

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

In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025, and the cash flows for the six months ended June 30, 2026 and 2025. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The exchange rates as of June 30, 2026 and December 31, 2025 are $1: RMB6.8109 and $1: RMB7.0288, respectively.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project was divided into three phases. Phase 1 completed construction of 121 units in May 2015 and sold 119 units out of all 121 units by July 28, 2026. Phase 2 was divided into north and south area and completed construction of 84 units at the end of 2020. All units have been sold during phase 2 by July 28, 2026. Phase 3 began construction in the first quarter of 2021 and sold 34 units out of 51 units by July 28, 2026. In September 2020, the Company expanded the Linyi project by purchasing additional 54,312 square meters in the amount of 228 million RMB for future development.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters (“sqm”). In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment, and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 28, 2026, the Company sold 655 units, respectively, out of 679 units of the first phase and sold 600 units out of 873 of the second phase.

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

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets when estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU expands the scope exception from derivative accounting for certain non-exchange-traded contracts and clarifies the accounting for share-based noncash consideration under ASC 606. The amendments are effective for annual periods beginning after December 15, 2026. The Company is evaluating the impact of this standard and does not expect it to have a material effect on the consolidated financial statements.

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

NOTE 3 – RESTRICTED CASH

The Company is required to maintain certain deposits with the bank for those home buyers that has applied for a housing loan from their bank. This deposit is a percentage to each home buyer’s bank loan for the purpose of purchasing in our project. Once we complete the handover to the buyer, these deposits become unrestricted. As of June 30, 2026, and December 31, 2025, the Company held cash deposits of $120,113 and $116,727, respectively.

NOTE 4 – TRANSACTIONAL FINANCIAL ASSETS

As of June 30, 2026, we had $16,028,335 invested in bank wealth management investment products. The investments are short termed with maturity periods and can be rolled into a maturity date of our choosing or automatically rolled into subsequent maturity period. The annualized rate of return may range from 2.08% to 3.65% depending on the amount and time period invested.

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

For the six months ended June 30, 2026, the Company recognized an unrealized gain of $1,225,464 related to these equity securities, primarily due to changes in market prices during the period.

NOTE 5 – REAL ESTATE PROPERTY UNDER DEVELOPMENT

Real estate property under development represents the Company’s real estate development project in Linyi, the PRC (“Linyi Project”), which is located on the junction of Xiamen Road and Hong Kong Road in Linyi City Economic Development Zone, Shandong Province, PRC. This project covers a site area of approximately 103,385 square meters for the development of villa-style residential housing buildings. The Company acquired the site and commenced construction of this project during the fiscal year of 2012. We sold 119 of 121 Phase 1 villas and sold all 84 units in Phase 2 as of July 28, 2026. As to Phase 3, we sold 34 units out of 51 units as of July 28, 2026.

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018 we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a gross floor area (“GFA”) of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 28, 2026, the Company sold 655 units out of 679 units of the first phase and sold 600 out of 873 of the second phase.

As of June 30, 2026, land use rights included in real estate property under development totaled $36,871,562.

NOTE 6 – OTHER RECEIVABLES AND DEPOSITS, NET

	June 30,	December 31,
	2026	2025
Advances to staff	$320,189	272,344
Rental deposits	9,688	7,937
Prepaid expense	6,607	22,408
Prepaid tax	5,269,673	4,650,319
Other receivables	913,856	804,287
	$6,520,014	$5,757,294

Other receivables and deposits as of June 30, 2026 and December 31, 2025 were stated net of allowance for doubtful accounts of $1,666,129 and $1,666,129, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$104,939	$116,162
Computer and office equipment	133,934	208,462
Motor vehicles	594,240	575,817
Properties	1,618,830	1,568,644
	2,451,943	2,469,086
Less: Accumulated depreciation	(2,210,579)	(2,162,835)
	$241,364	$306,251

Depreciation and amortization expense for property and equipment amounted to $48,069 and $48,463 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 8 – INVESTMENT PROPERTIES, NET

	June 30,	December 31,
	2026	2025
Investment properties	$41,360,713	$40,078,489
Less: Accumulated depreciation	(17,149,601)	(15,746,545)
	$24,211,112	$24,331,944

Depreciation and amortization expense for investment properties amounted to $887,448 and $882,983 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 9 – INVESTMENT IN AND AMOUNT DUE FROM AN UNCONSOLIDATED AFFILIATE

The investments in unconsolidated affiliates primarily consist of SHDEW (19.91)%, DEWSY (19.58%), SHAY(19.91%), SHZYT(19.91%), SHSFM(19.91%), SHMTH(19.91%) and SHTX (19.91%). As of June 30, 2026, the investment amount in SHDEW was $13,009,446, DEWSY was $238,722, SHAY was $162,736, SHZYT was $292,380, SHSFM was $37,042, SHMTH was $92,605, and SHTX was $29,365.

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

NOTE 10 – OTHER INVESTMENTS, NET

According to ASU 2016-01, where the Company has no significant influence, the investment is classified as other investments in the balance sheet and is carried under the measurement alternative method. The measurement alternative measures the equity investment at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s measurement alternative investments was $322,138 and $312,152, respectively.

The Company performs impairment assessment of its investments under the measurement alternative whenever events or changes in circumstances indicate that the carrying value of the investment may not be fully recoverable. Impairment charges in connection with the measurement alternative investments of nil were recorded in others, net in the Consolidated Statements of Operations and Comprehensive Income/(Loss) for the years ended June 30, 2026 and 2025, respectively.

NOTE 11 – PROMISSORY NOTES PAYABLE

The promissory notes payable consists of the following unsecured notes to unrelated parties. Included in the balances are promissory notes with outstanding principal and unpaid interest of an aggregate of $1,468,235 and $1,422,718 as of June 30, 2026 and December 31, 2025, respectively.

The promissory note with a principal as of June 30, 2026 amounting to $734,117 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2026, and December 31, 2025, the outstanding principal and unpaid interest related to this promissory note amounted to $734,117 and $711,359, respectively.

The promissory note with a principal as of June 30, 2026 amounting to $734,117 bears interest at a rate of 0% per annum, is unsecured and has no fixed term of repayment. As of June 30, 2026, and December 31, 2025, the outstanding principal and unpaid interest related to this promissory note amounted to $734,117 and $734,117, respectively.

For the six months ended June 30, 2026, the interest expense related to these promissory notes was $NIL.

NOTE 12 – AMOUNTS DUE TO DIRECTORS

	June 30,	December 31,
	2026	2025
Lin Chi-Jung	$763,310	$739,646
Lin Hsin-Hung	21,280	20,621
	$784,590	$760,267

(a)	The balances due to Lin Chi-Jung consist of temporary advances.

The balances are unsecured, interest-free and have no fixed term of repayment.

(b)	The balances due to Lin Hsin-Hung are unsecured, interest-free and have no fixed term of repayment.

NOTE 13 – OTHER PAYABLES AND ACCRUED EXPENSES

	June 30,	December 31,
	2026	2025
Accrued staff commission and bonus	$65,214	$34,930
Rental deposits received	247,408	185,947
Bid bond	56,087	54,348
Other payables	2,619,612	2,582,045
	$2,988,321	$2,857,269

NOTE 14 – ACCOUNT PAYABLE

As of June 30, 2026, and December 31, 2025, the balances of accounts payable were $12,401,294 and $14,585,403 respectively. The balance of accounts payable as of June 30, 2026 included unpaid development fee of Linyi project of $3,762,972 and HATX project of $7,523,657. The remaining balance was due to agents of the operating business.

NOTE 15 – AMOUNT DUE TO AFFILIATES

As of June 30, 2026, the amount due to Shanghai Shengji (“SHSJ”), a shareholder of HATX, was $22,182,102 and JXSY was $519,439, was an intercompany transfer for day-to-day operations.

NOTE 16 – CUSTOMER DEPOSITS

Customer deposits consisted of the sales from real estate development project (the Linyi project and the HATX project) which cannot be recognized as revenue at the accounting period and deposits received for rental.

The Linyi project started pre-sales in November 2013 and in 2019, the Project recognized its revenue along with customer deposit; as of June 30, 2026, the pre-sales amounted to $3,077,475. The HATX project started pre-sales in December 2019; as of June 30, 2026 the pre-sales amounted to $14,682,977.

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain of its office properties under non-cancellable operating lease arrangements. Payments under operating leases are expensed on a straight-line basis over the periods of their respective terms, and the terms of the leases do not contain rent escalation, or contingent rent, renewal, or purchase options. There are no restrictions placed upon the Company by entering into these leases. Rental expenses under operating leases for the six months ended June 30, 2026 and 2025 were $32,098 and $31,464, respectively.

As of June 30, 2026, the Company had the following operating lease obligations.

Amount
Within one year	$18,150
Two to five years	—
$18,150

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

In addition to the general reserve, the Company’s PRC subsidiaries are required to obtain approval from the local PRC government prior to distributing any registered share capital. Accordingly, both the appropriations to general reserve and the registered share capital of the Company’s PRC subsidiary are considered as restricted net assets and are not distributable as cash dividends. As of June 30, 2026, and December 31, 2025, the Company’s statutory reserve fund was $3,893,120 and $3,893,120, respectively.

NOTE 20 – SEGMENT INFORMATION

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

The Company evaluates performance based on several factors, including net revenue, cost of revenue, operating expenses, and income from operations. The following tables show the operations of the Company’s operating segments:

	Three Months Ended June 30, 2026
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$303,266	$59,232	$—	$—	$362,498
Cost of revenues	(536,443)	(140,782)	—	—	(677,225)
Gross profit	(233,177)	(81,550)	—	—	(314,727)

Operating expenses	(145,979)	(171,033)	—	—	(317,012)
General and administrative expenses	(168,142)	(377,999)	—	(5,834)	(551,975)
Operating loss	(547,298)	(630,582)	—	(5,834)	(1,183,714)

Other income (expenses)
Interest income	34,322	1,177	—	1,516	37,015
Interest expense	—	(270,504)	—	—	(270,504)
Equity in net loss of unconsolidated	(3,085,214)	—	—	—	(3,085,214)
Unrealized gain on equity securities	(207,298)	—	—	—	(207,298)
Other income, Net	616,436	344	191,245	—	807,337
Total other (expenses) income	(2,641,754)	(269,671)	191,245	1,516	(2,718,664)

Income (loss) before income taxes	(3,189,052)	(900,253)	191,245	(4,318)	(3,902,378)
Income tax	—	—	—	—	—
Net Income (loss)	$(3,189,052)	$(900,253)	$191,245	$(4,318)	$(3,902,378)

	Six Months Ended June 30, 2026
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$611,049	$431,283	$—	$—	$1,042,332
Cost of revenues	(1,000,442)	(548,730)	—	—	(1,549,172)
Gross profit	(389,393)	(117,447)	—	—	(506,840)

Operating expenses	(281,309)	(304,465)	—	—	(585,774)
General and administrative expenses	(372,532)	(416,190)	—	(332,680)	(1,121,402)
Operating loss	(1,043,234)	(838,102)	—	(332,680)	(2,214,016)

Other income (expenses)
Interest income	64,505	3,359	—	100	67,964
Interest expense	—	(642,631)	—	—	(642,631)
Equity in net loss of unconsolidated	—	—	807,337	—	807,337
Unrealized gain on equity securities	—	—	1,225,464	—	1,225,464
Other income, Net	—	(344)	494	(6,623,045)	6,622,895
Total other (expenses) income	64,505	(639,616)	2,033,295	(6,622,945)	(5,164,761)

Income (loss) before income taxes	(978,729)	(1,477,718)	2,033,295	(6,955,625)	(7,378,777)
Income tax	—	—	—	—	—
Net Income (loss)	$(978,729)	$(1,477,718)	$2,033,295	$(6,955,625)	$(7,378,777)

	Three Months Ended June 30, 2025
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$80,894	$1,561,799	$—	$—	$1,642,693
Cost of revenues	(243,785)	(379,592)	—	—	(623,377)
Gross profit	(162,892)	1,182,208	—	—	1,019,316

Operating expenses	(122,180)	(133,808)	—	—	(255,988)
General and administrative expenses	(448,125)	(461,132)	—	(5,834)	(915,091)
Operating loss	(733,197)	587,268	—	(5,834)	(151,763)

Other income (expenses)
Interest income	48,342	6,613	—	1,516	56,471
Interest expense	—	(447,682)	—	—	(447,682)
Other income, Net	(262,894)	71,649	2,748,281	—	2,557,036
Total other (expenses) income	(214,552)	(369,420)	2,748,281	1,516	2,165,825

Income (loss) before income taxes	(947,749)	217,848	2,748,281	(4,318)	2,014,062
Income tax	—	(276,656)	—	—	(276,656)
Net Income (loss)	$(947,749)	$(58,808)	$2,748,281	$(4,318)	$1,737,406

	Six Months Ended June 30, 2025
	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
Net revenues	$147,596	$11,282,883	$—	$—	$11,430,479
Cost of revenues	(396,641)	(10,115,660)	—	—	(10,512,301)
Gross profit	(249,046)	1,167,224	—	—	918,178

Operating expenses	(179,511)	(423,018)	—	—	(602,529)
General and administrative expenses	(730,516)	(525,836)	—	(266,609)	(1,522,961)
Operating loss	(1,159,073)	218,370	—	(266,609)	(1,207,312)

Other income (expenses)
Interest income	27,137	12,613	—	270	40,020
Interest expense	—	(862,329)	—	—	(862,329)
Other income, Net	—	49,724	12,104	1,736,263	1,798,091
Total other (expenses) income	27,137	(799,992)	12,104	1,736,533	975,782

Income (loss) before income taxes	(1,131,936)	(581,622)	12,104	1,469,924	(231,530)
Income tax	—	(278,541)	—	—	(278,541)
Net Income (loss)	$(1,131,936)	$(860,163)	$12,104	$1,469,924	$(510,071)

	Property
	Brokerage	Real Estate	Investment
	Services	Development	Transaction	Others	Total
As of June 30, 2026
Real estate property under development	$—	$36,871,562	$—	$—	$36,871,562
Total assets	12,723,897	64,501,101	30,505,148	27,039,902	134,770,048

As of June 30, 2025
Real estate property under development	—	55,803,692	—	—	55,803,692
Total assets	$11,417,363	$87,496,760	$35,556,470	$30,626,098	$165,096,691

NOTE 21 – RELATED PARTY TRANSACTIONS

During the year, the Company entered into a debt extension agreement with Shanghai Shengji (“SHSJ”) to extend the maturity date of the RMB 80,000,000 borrowing from September 3, 2022 to September 2, 2028, with the interest rate revised from 10.0% to 2.0% per annum (payable quarterly). Accordingly, this borrowing is classified as Long-Term Loans from Related Parties.

NOTE 22 – SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred from July 1, 2026, up through the date the Company issued the interim financial statements and identified no reportable events.

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

RECENT DEVELOPMENTS

Our major business is real estate agency sales, real estate marketing services, real estate investments, property leasing services, property management services, and real estate development in the PRC. Additionally, we expanded our business to the field of financial activities such as entity investment, fund management, financial services.

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

In October 2011, we established LYSY and own 34% of the company. During the first quarter of 2012, we acquired approximately 103,385 square meters for the purpose of developing villa-style residential housing. The LYSY project has divided into three phases. Phase 1 completed construction of 121 units in May 2015 and sold 119 units out of all 121 units by July 28, 2026. Phase 2 was divided into north and south areas and completed construction of 84 units at the end of 2020. All 84 units have been sold during phase 2 by July 28, 2026. Phase 3 began construction in the first quarter of 2021 and sold 34 units out of 51 units as of July 28, 2026. In September 2020, the Company expanded the Linyi project by purchasing an additional 54,312 square meters for 228 million RMB for future development.

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

In October 2018, HATX purchased the property in Huai’an, Qingjiang Pu district with an area of 78,030 square meters. In December 2018, we established HAZB with a 78.46% ownership for the purpose of real estate investment and in March 2019, HAZB purchased 100% of HATX and its land usage rights to the Huai’an property. The Huai’an project, named Tianxi Times, started its first phase development in early 2019 with a GFA of 82,218 sqm totaling 679 units, and started its second phase in 2020 with a GFA of 99,123 sqm totaling 873 units. As of July 28, 2026, the Company sold 655 units out of 679 units of the first phase and sold 600 out of 873 of the second phase.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient that allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets when estimating expected credit losses. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption did not have a material impact on the condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU expands the scope exception from derivative accounting for certain non-exchange-traded contracts and clarifies the accounting for share-based noncash consideration under ASC 606. The amendments are effective for annual periods beginning after December 15, 2026. The Company is evaluating the impact of this standard and does not expect it to have a material effect on the consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. Deferred tax assets or liabilities were off-set by a 100% valuation allowance; therefore there has been no recognized benefit as of June 30, 2026 and December 31, 2025.

Results of Operations

We provide the following discussion and analyses of our changes in financial condition and results of operations for the 3 months and 6 months period ended June 30, 2026 with comparisons to the same periods ended June 30, 2025.

Revenue

The following table shows the net revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2026	% to total	2025	% to total	% change	2026	% to total	2025	% to total	% change
Property management	303,266	83.7	310,549	18.9	(2.3)	611,049	58.6	642,780	5.6	(5)
House sales	59,232	16.3	1,332,144	81.3	(95.6)	431,283	41.4	10,787,698	94.4	(96)
Net revenues	362,498	100	1,642,693	100	(77.9)	1,042,332	100	11,430,478	100	(90.9)

The net revenue in the second quarter of 2026 was $362,498, which decreased 77.9% from $1,642,693 in the second quarter of 2025. The net revenue in the first two quarters of 2026 was $1,042,332, which represented a decrease of 90.9% from $11,430,478, in the first two quarter of 2025. In the second quarter of 2026, property management, and house sales represented 83.7%, and 16.3% of our net revenues, respectively. For the first two quarters of 2026, property management, and house sales represented 58.6%, and 41.4% of our net revenues, respectively. The decrease in net revenue in the first two quarters of 2026 was mainly due to less amount of recognized sales revenue from the Huai’an project compared with the same period in 2025.

Property Management

Property management represented 58.6% of our revenue for the first two quarters of 2026 and revenue from property management decreased by 5% compared with the same period in 2025.

House sales

For the first two quarters of 2026, the Company recognized revenue of house sales of Huai’an project. House sales represented 41.4% of our revenue for the first two quarters of 2026 compared to 94.4% for the first two quarters of 2025.

Cost of Revenue

The following table shows the cost of revenue detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2026	% to total	2025	% to total	% change	2026	% to total	2025	% to total	% change
Property management	536,443	79.2	505,942	81.2	6	1,000,442	64.6	949,514	9	5.4
House sales	140,782	20.8	117,434	18.8	19.9	548,730	35.4	9,562,785	91	(94.3)
Cost of revenues	677,225	100	623,376	100	8.6	1,549,172	100	10,512,299	100	(85.3)

The cost of revenues for the second quarter of 2026 was $677,225, which increased 8.6% from $623,376 during the second quarter of 2025. The cost of revenues for the first two quarters of 2026 was $1,549,172, which decreased 85.3% from $10,512,299 during the first two quarters of 2025. For the second quarter of 2026, property management, and house sales represented 79.2%, and 20.8% of our cost of revenues, respectively. For the first two quarters of 2026, property management, and house sales represented 64.6%, and 35.4% of our cost of revenues, respectively. The increase in the cost of revenue in the second quarter and decrease in the first two quarters of 2026 was mainly because less cost of revenue was recognized from the Huai’an project resulting from the reduction in house sales after the first quarter of 2026.

Property management

The cost of revenue for property management for the first two quarters of 2026 was $1,000,442, an increase of 5.4% from $949,514 for the same period in 2025. This was mainly due to more business for property management.

House sales

For the first two quarters of 2026, the Company recognized cost of revenue for house sales of the Huai’an project. House sales represented 35.4% of our cost of revenue for the first two quarters of 2026 compared to 91% of our cost of revenue for the first two quarters of 2025.

Operating Expenses

The following table shows the operating expenses detail by line of business:

	Three Months Ended June 30,					Six Months Ended June 30,
	2026	% to total	2025	% to total	% change	2026	% to total	2025	% to total	% change
Agency sales	—	—	—	—	—	—	—	7,055	1.2	—
Property management	145,979	46	101,876	41	43	281,309	48	234,221	38.9	20.1
House sales	171,033	54	147,057	59	16.3	304,465	52	361,253	59.9	(15.7)
Operating expenses	317,012	100	248,933	100	27	585,774	100	602,529	100	(2.8)

The operating expenses for the second quarter of 2026 were $317,012, which increased 27% from $248,933, for the same period in 2025. The total operating expenses for the first two quarters of 2026 were $585,774, which decreased 2.8% from $602,529 for the same period in 2025. In the second quarter of 2026, property management, and house sales represented 46%, and 54% of the total operating expenses, respectively. For the first two quarters of 2026, property management, and house sales represented 48% and 52% of the total operating expenses, respectively. The increase in total operating expenses for the second quarter of 2026 was primarily driven by the growth in both property management and house sales expenses. Conversely, the decrease in total operating expenses for the first two quarters of 2026 was primarily attributable to the decrease in house sales expenses, which offset the increase in property management expenses.

Property management

The operating expenses for property management for the first two quarters of 2026 were $281,309, an increase of 20.1% from $234,221 in the same period in 2025. The increase is mainly due to consulting expenses relating to the business in the period in 2026.

House sales

The operating expenses for house sales for the first two quarters of 2026 were $304,465, which decreased 15.7% from $361,253 for the same period in 2025.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 2026 were $1,121,402, which decreased by 26.3% from $1,522,961 for same period in 2025.

Other income, net

Other income, net for the first two quarters of 2026 was a loss of $6,622,895, a decrease of 468% from a gain of $1,798,091 for the same period in 2025. The decrease was primarily due to a non-cash loss on interest debt relief to the Linyi project.

Major Related Party Transaction

A related party is an entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. A related party may also be any party the entity deals with that can exercise that control.

Amount due to directors

The total amount due to directors as of June 30, 2026 was $784,590. The amounts due are as follows:

Amount due to Lin Chi-Jung

The balances due to Lin Chi-Jung consist of temporary advances in the amount of $763,310 and are unsecured, interest-free and have no fixed term of repayment.

Amount due to Lin Hsin Hung

The amount of $21,280 represents the salary payable to Lin Hsin Hung.

Amount due to affiliate

The amounts due to SHSJ and JXSY, in the amounts of $22,182,102 and $519,439 were intercompany transfers for day-to-day operation.

LIQUIDITY AND CAPITAL RESOURCES

For the first two quarters of 2026, our principal sources of cash were revenues from our house sales collection and property management business, as well as the dividend receipt from affiliates. Most of our cash resources were used to fund our property development investment and revenue related expenses, such as salaries and commissions paid to the sales force, daily administrative expenses and the maintenance of regional offices.

We ended the period with a cash position of $14,390,778.

The Company’s operating activities used cash in the amount of $9,659,219, which was primarily attributable to the real estate under development and repayment to unconsolidated affiliates.

The Company’s investing activities provided cash resources of $7,318,709, which was primarily attributable to the net cash from transaction financial assets.

The potential cash needs for 2026 include the investment in transactional financial assets, the rental guarantee payments and promissory deposits for various property projects as well as our development of the Linyi project and the Huai’an project. While the Company’s reduction in net revenue from the six months ended Jund 30, 2025 compared to the six months ended June 30, 2026 resulted mainly from the reduction in sales from the Huai’an project, it is difficult for the Company to predict net revenue from the Huai’an project for the balance of 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the company is not required to provide the information required by this item.

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

Since the first quarter of 2015, additional qualified accounting personnel have been hired and put into place to assist preparation of financial information, as required for interim and annual reporting, in accordance with generally accepted accounting principles in the U.S. The company has continued to evaluate and implement additional remediation measures to ensure that the aforementioned material weakness is remediated. As of June 30, 2026, the material weakness had not been fully remediated.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the company is not required to provide the information required by this item.

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

Date: August 19, 2026
By:	/s/ Zhang, Jian
Zhang, Jian, Chief Executive Officer, Principal Executive Officer

Date: August 19, 2026
By:	/s/ Mi, Yong Jun
Mi, Yong Jun, Chief Financial Officer, Principal Financial Officer